Form 10-Q
period 1996-06-30
HVIDE MARINE INC
filed 1996-09-23
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                             FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996

Commission File Number:  0-28732



                         HVIDE MARINE INCORPORATED


State of Incorporation:  Florida                I.R.S. Employer I.D. 65-0524593

                            2200 Eller Drive
                             P.O. Box 13038
                      Ft. Lauderdale, Florida  33316
                             (954) 524-4200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes                              No        X*

* Registration under Section 12(g) effective August 8, 1996.

There were 7,644,291 and 3,419,577 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at September 18, 1996.

HVIDE MARINE INCORPORATED

QUARTER ENDED JUNE 30, 1996

INDEX
- --------------------------------------------------------------------------------

                                                                           PAGE


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................1

         Condensed Consolidated Balance Sheets as of
         December 31, 1995 and June 30, 1996 (unaudited).....................2

         Condensed Consolidated Statements of Operations
         for the three months and six months ended
          June 30, 1995 and 1996 (unaudited).................................4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1995 and 1996 (unaudited).................5

         Notes to Condensed Consolidated Financial Statements................6

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................9

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K................................19

    Signature................................................................19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 consolidated financial statements previously filed with the Commission. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

         Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                      HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 31      JUNE 30
                                                         1995            1996
                                                      -----------     --------
                                                                     (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents .................       $   3,050        $   5,497
   Accounts receivable:
     Trade, net ..............................           9,602           10,211
     Insurance claims and other ..............           4,399            2,951
   Due from affiliate ........................             101             --
   Spare parts and supplies ..................           3,417            3,501
   Prepaid expenses ..........................             960            1,486
   Deferred costs (net) ......................           2,550            2,557
                                                     ---------        ---------
       Total current assets ..................          24,079           26,203

Property:
   Construction in progress ..................           1,387            2,506
   Vessels and improvements ..................         122,198          130,848
       Less accumulated depreciation .........         (20,585)         (23,128)
   Furniture and equipment ...................           2,601            3,198
       Less accumulated depreciation .........            (998)          (1,121)
                                                     ---------        ---------
          Net property .......................         104,603          112,303

Other assets:
   Deferred costs (net) ......................           4,112            4,775
   Due from affiliates .......................             131              223
   Investment in affiliates ..................             423              988
   Goodwill (net) ............................           9,117            8,864
   Long-term receivable (net) ................             831              915
   Other .....................................             387              463
                                                     ---------        ---------
       Total other assets ....................          15,001           16,228
                                                     ---------        ---------
          Total assets .......................       $ 143,683        $ 154,734
                                                     =========        =========


See accompanying notes.

                      HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         DECEMBER 31    JUNE 30
                                                           1995           1996
                                                       -------------    -------
                                                                     (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ............      $  7,708      $ 14,108
   Current obligations under capital leases ........           577         1,340
   Accounts payable ................................         4,905         5,094
   Other ...........................................         6,574         7,947
                                                          --------      --------
          Total current liabilities ................        19,764        28,489

Long-term liabilities:
   Long-term debt ..................................        96,014        92,676
   Notes payable to related parties ................         1,302         1,302
   Obligations under capital leases ................         3,450         8,137
   Deferred income taxes ...........................         4,317         4,292
   Other ...........................................         4,837         6,018
                                                          --------      --------
      Total long-term liabilities ..................       109,920       112,425
                                                          --------      --------
      Total liabilities ............................       129,684       140,914
Minority partners' equity in subsidiaries ..........         1,654         1,249

Stockholders' equity:
Preferred Stock, $1.00 par value,
   10,000,000 shares authorized, no shares
   issued and outstanding ..........................          --            --
Class A Common Stock--$.001 par value,
   100,000,000 shares authorized, no shares
   issued and outstanding ..........................          --            --
Class B Common Stock--$.001 par value,
   5,000,000 shares authorized, 1,558,210
   shares issued and outstanding ...................             1             1
Class C Common Stock--$.001 par value,
   2,500,000 shares authorized, 976,630
   shares issued and outstanding ...................             1             1
Additional paid-in capital .........................         6,341         6,341
Retained earnings ..................................         6,002         6,228
                                                          --------      --------
   Total stockholders' equity ......................        12,345        12,571
                                                          --------      --------
   Total minority partners' equity in
       subsidiaries and stockholders'
       equity ......................................        13,999        13,820
                                                          --------      --------
          Total ....................................      $143,683      $154,734
                                                          ========      ========


See accompanying notes.

                       HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                  JUNE 30                          JUNE 30
                                                                       ---------------------------      ----------------------------
                                                                            1995            1996           1995             1996
                                                                       -----------     -----------      -----------      -----------
                                                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues .........................................................     $    16,668      $    21,540     $    32,448      $    41,751

Operating Expenses:
   Crew payroll and benefits .....................................           4,887            6,175           9,468           12,138
   Charter hire and bond guarantee fee ...........................             938            1,139           2,014            2,225
   Repairs and maintenance .......................................           1,435            1,838           2,810            3,572
   Insurance .....................................................             793            1,552           1,778            3,032
   Consumables ...................................................             640            1,361           1,266            2,492
   Other .........................................................             633            1,250           1,291            2,072
                                                                       -----------      -----------     -----------      -----------
     Total operating expenses ....................................           9,326           13,315          18,627           25,531
Selling, general and administrative
     expenses ....................................................           3,310            3,400           5,992            7,013
Depreciation and amortization ....................................           1,622            1,750           3,101            3,427
                                                                       -----------      -----------     -----------      -----------
   Income from operations ........................................           2,410            3,075           4,728            5,780
   Net interest ..................................................           2,883            2,958           5,599            5,840
Other income (expense):
   Minority interest and equity in earnings of subsidiaries ......             166              214             193              368
   Other .........................................................             163               27             (75)              50
                                                                       -----------      -----------     -----------      -----------
     Total other income ..........................................             329              241             118              418
                                                                       -----------      -----------     -----------      -----------
   Income (loss) before provision for
     income taxes ................................................            (144)             358            (753)             358
   Provision for income taxes ....................................            --                 98            --                132
                                                                       -----------      -----------     -----------      -----------
     Net income (loss) ...........................................     $      (144)     $       260     $      (753)     $       226
                                                                       ===========      ===========     ===========      ===========
Earnings (loss) per common share .................................     $     (0.06)     $      0.10     $     (0.30)     $      0.09
                                                                       ===========      ===========     ===========      ===========
Weighted average number of common
     shares and common share equivalents
     outstanding .................................................       2,534,840        2,534,840       2,534,840        2,534,840
                                                                       ===========      ===========     ===========      ===========


See accompanying notes.

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30
                                                              1995        1996
                                                               (IN THOUSANDS)

Operating Activities:
   Net Income (loss)...................................   $    (753)  $     226

Adjustments to reconcile net
   income (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization....................       3,101       3,427
      Provision for bad debts..........................           -          65
      Loss (gain) on disposals of property.............         (73)         12
      Amortization of discount on long-term debt.......          90         112
      Benefit from deferred taxes......................           -         (25)
      Minority partners' equity in losses
        of subsidiaries (net)..........................        (493)       (405)
      Undistributed losses of affiliates (net).........         304          37
   Changes in operating assets and liabilities,
      net of effect of acquisitions:
      Accounts receivable..............................      (2,126)        774
      Due from affiliates..............................        (317)          9
      Current and other assets.........................      (2,543)       (340)
      Accounts payable and other liabilities...........       1,883       2,743
                                                          ---------   ---------
        Net cash provided by (used in)
         operating activities..........................        (927)      6,635

Investing Activities:
   Purchase of property................................      (2,346)     (4,480)
   Proceeds from disposals of property.................         690           8
   Capital contribution to affiliates..................          --        (602)
   Acquisitions, net of $500 escrow
      deposit utilized in 1995.........................      (2,375)         --
                                                          ---------   ---------
        Net cash used in investing activities..........      (4,031)     (5,074)

Financing Activities:
   Proceeds from revolving line of credit..............       6,000       5,000
   Proceeds from term loan.............................          --       2,500
   Principal payments of long-term debt................      (2,550)     (4,550)
   Payment of debt and other financing costs...........         (34)     (1,602)
   Payment of obligations under capital leases.........        (241)       (462)
                                                          ---------   ---------
      Net cash provided by financing activities........       3,175         886
                                                          ---------   ---------

Increase (decrease) in cash and cash equivalents.......      (1,783)      2,447

Cash and cash equivalents at beginning of period.......       6,363       3,050
                                                          ---------   ---------
Cash and cash equivalents at end of period.............   $   4,580   $   5,497
                                                          =========   =========


See accompanying notes.

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1996
                                    (UNAUDITED)

1.  PUBLIC OFFERING

         On August 14, 1996, the Company completed the initial public offering (the "Offering") of 7,000,000 shares of its common stock at $12.00 per share. The net proceeds to the Company were approximately $75,900,000, after deducting underwriting commissions and other offering expenses. A portion of the net proceeds was used primarily to repay certain indebtedness that was outstanding prior to the Offering and for the cash portion of the purchase price of certain acquisitions consummated subsequent to the Offering. On September 12, 1996, the underwriters' over-allotment was exercised pursuant to which an additional 159,000 shares were issued. The proceeds of approximately $1,774,000 were used by the Company to repay certain outstanding indebtedness.

         In addition, on August 14, 1996, the Company issued 1,370,000 shares of common stock in payment of certain outstanding indebtedness.


2.  DEBT

         Long-term debt at December 31, 1995 and June 30, 1996 consisted of the following (in thousands):

                                                  DECEMBER 31          JUNE 30
                                                      1995               1996
                                                   ----------       -----------
                                                                    (UNAUDITED)

Borrowings outstanding under
   line of credit ........................         $   7,500          $  12,500
Term Loan ................................            46,000             46,500
Senior Note ..............................            23,200             23,257
Junior Note ..............................            17,633             17,688
Notes payable ............................             9,389              6,839
                                                   ---------          ---------
                                                     103,722            106,784
Less:  Current maturities ................            (7,708)           (14,108)
                                                   ---------          ---------
                                                   $  96,014          $  92,676
                                                   =========          =========

         The Company's Credit Facility, as amended on June 21, 1996, provides for a working capital credit line of $10,000,000 through January 15, 2001 (the "Original Line") and a stand-by letter of credit (the "Letter of Credit") of $5,600,000. Borrowings under the Original Line bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (approximately 8.9% and 8.3% at December 31, 1995 and June 30, 1996, respectively), and are subject to an annual commitment fee of 0.50% of the unused portion of the credit line. Borrowings outstanding under the Original Line totaled $7,500,000 at December 31, 1995 and June 30, 1996 of which $2,500,000 is currently due and $5,000,000 is due on the ultimate maturity date of January 15, 2001. Additionally, the Credit Facility provides for a letter of credit in an amount equal to the greater of amounts available to be drawn under the Original Line or

               HVIDE MARINE INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$4,000,000. Amounts drawn under either letter of credit are due on demand or the ultimate maturity date of January 15, 2001. There were no amounts outstanding under the letters of credit at December 31, 1995 or June 30, 1996.

         At June 30, 1996, the Credit Facility provided for a term loan (the "Term Loan") up to $60,500,000 payable in quarterly principal and interest payments. Borrowings under the Term Loan bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants. At December 31, 1995 and June 30, 1996, the Term Loan was accruing interest at LIBOR + 3.0% (approximately 8.9% and 8.4%, respectively).

         The Credit Facility provides for an additional $7,500,000 working capital line of credit. At December 31, 1995 and June 30, 1996, $0 and $5,000,000 was outstanding under this line, which was repaid with a portion of the proceeds of the Offering and eliminated from the Credit Facility on August 14, 1996. Additionally, the Credit Facility provides for a $25,000,000 vessel acquisition line of credit under which no amounts were outstanding at December 31, 1995 or June 30, 1996.

         The collateral for the Company's debt includes all Company-owned vessels, outstanding common stock, partnership interests in Seabulk Tankers, Ltd. and Seabulk Transmarine Partnership, Ltd., spare parts, fuel and supplies, and eligible accounts receivable.

         The Senior Note bears interest at 12%, payable semi-annually on March 31 and September 30. Subsequent to June 30, 1996, the Company repaid $15,269,000 of the Senior Note with a portion of the proceeds of the Offering and the exercise of the underwriters' over-allotment option. Repayment of the balance of the Senior Note is subordinated to the claims of the Company's principal banks for amounts outstanding under the Credit Facility.

         The terms of the Credit Facility and Senior Note prohibit the Company or any of its wholly owned subsidiaries from paying dividends on any class of common stock and restrict, among other things, the Company's ability to enter into new commitments or borrowings over specified amounts and dispose of assets outside the ordinary course of business. In addition, the Company is required to maintain a minimum level of tangible net worth, as defined, and to prepay amounts outstanding under the Credit Facility to the extent of 50% of excess cash flow, as defined.

         The Junior Note bears interest at 8% compounded quarterly. The principal sum and all accrued and unpaid interest ($2,607,000 and $3,717,000 at December 31, 1995 and June 30, 1996, respectively) was payable on the earlier of the Offering or September 30, 2014. The Company repaid the Junior Note and all accrued and unpaid interest thereon with a portion of the proceeds of the Offering ($15,115,000 paid on August 14, 1996) and the issuance of shares of common stock (1,244,002 shares issued on September 12, 1996).

         The Company made interest payments of approximately $3,153,000 and $5,663,000 for the six months ended June 30, 1995 and 1996, respectively.

3.  INCOME TAXES

         For the six months ended June 30, 1995 and 1996 the provision for income taxes was computed using an estimated annual effective tax rate of 0% and 37%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

4.  ACQUISITIONS

         On January 31, 1996, the Company acquired nine offshore crew boats under capital lease obligations. The operations of these vessels for the period subsequent to January 31, 1996 are included in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 1996.

5.  SUBSEQUENT EVENTS

         On August 14, 1996, the Company purchased the remaining 50% of the outstanding common stock of an entity and acquired three chemical tankers. The aggregate purchase price of approximately $64,650,000 consisted of approximately $30,000,000 paid in cash with a portion of the proceeds from the Offering and the assumption of approximately $34,650,000 in mortgage obligations related to two of the vessels acquired.

         On August 14, 1996, the Company purchased eight supply boats. The aggregate purchase price of $26,075,000 was paid in cash with a portion of the proceeds of the Offering ($18,075,000) and amounts drawn under the term loan ($8,000,000). The Company has agreed to indemnify certain affiliates of the sellers against certain of one seller's liabilities due to its creditors. The Company's maximum liability pursuant to the guarantee and indemnification is $7,000,000.

         On August 14, 1996, the Company acquired two supply boats and one crew boat for cash of $6,150,000 and the issuance of $675,000 in notes payable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the Company's 1995 consolidated financial statements and the related notes thereto previously filed with the Commission.

RECENT ACQUISITIONS

         The Company's results of operations have been and will be significantly affected by a series of acquisitions, aggregating 37 vessels, during 1995 and 1996 as summarized in the following table.

                                                     NUMBER OF                ASSETS           AGGREGATE
                                     PERIOD        TRANSACTIONS              ACQUIRED          INVESTMENT
Offshore Energy Support...........   1995               1               7 crew boats           $5.9 million
                                     1996(1)            6               10 supply boats
                                                                        11 crew boats          $40.6 million

Offshore and Harbor Towing........   1995               1               1 tractor tug          $6.4 million(2)

Chemical Transportation...........   1996(1)            1               3 chemical carriers    $64.7 million

Petroleum Product Transportation..   1995               1               5 barges               $0.1 million


(1)1996 transactions include the acquisitions of ten supply boats, one crew boat, and three chemical carriers in August 1996, and the pending acquisition of a crew/supply boat currently under construction scheduled for completion in October 1996.
(2)The amount reflects the Company's estimate of the cost to build its tractor tug. The Company operates the tractor tug under an operating lease.

AREA OF OPERATIONS OVERVIEW

         The financial information presented below represents historical results by major areas of operations.

                                                                                     THREE MONTHS                  SIX MONTHS
                                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                                                  1995           1996           1995           1996
Revenues:
Marine Support Services:
    Offshore Energy Support ............................................        $ 5,388        $ 8,878        $10,192        $16,245
    Offshore Harbor Towing .............................................          3,324          3,258          6,211          6,883
                                                                                -------        -------        -------        -------
       Marine Support Services Revenues ................................          8,712         12,136         16,403         23,128

Marine Transportation Services:
    Chemical Transportation ............................................          4,074          4,706          8,556          9,262
    Petroleum Product Transportation ...................................          3,882          4,698          7,489          9,361
                                                                                -------        -------        -------        -------
       Marine Transportation Services ..................................          7,956          9,404         16,045         18,623
                                                                                -------        -------        -------        -------
Total Revenues .........................................................        $16,668        $21,540        $32,448        $41,751
                                                                                =======        =======        =======        =======

Operating Costs:
Marine Support Services:
    Offshore Energy Support ............................................        $ 3,047        $ 5,118        $ 5,939        $ 9,621
    Offshore Harbor Towing .............................................          1,318          1,889          2,634          3,705
                                                                                -------        -------        -------        -------
       Marine Support Services Operating Costs .........................          4,365          7,007          8,573         13,326

Marine Transportation Services:
    Chemical Transportation ............................................          2,806          2,896          5,509          5,696
    Petroleum Product Transportation ...................................          2,155          3,412          4,545          6,509
                                                                                -------        -------        -------        -------
       Marine Transportation Operating Costs ...........................          4,961          6,308         10,054         12,205
                                                                                -------        -------        -------        -------
Total Operating Costs ..................................................        $ 9,326        $13,315        $18,627        $25,531
                                                                                =======        =======        =======        =======

Direct Overhead Expense:
Marine Support Services:
    Offshore Energy Support ............................................        $   447        $   623        $   847        $ 1,200
    Offshore Harbor Towing .............................................            265            303            452            655
                                                                                -------        -------        -------        -------
       Marine Support Services Direct Overhead .........................            712            926          1,299          1,855

Marine Transportation Services:
    Chemical Transportation ............................................            404            477            724          1,095
    Petroleum Product Transportation ...................................            159            204            332            451
                                                                                -------        -------        -------        -------
       Marine Transportation Direct Overhead ...........................            563            681          1,056          1,546
                                                                                -------        -------        -------        -------
Total Direct Overhead ..................................................        $ 1,275        $ 1,607        $ 2,355        $ 3,401
                                                                                =======        =======        =======        =======

Fleet Operating Income
Marine Support Services:
    Offshore Energy Support ............................................        $ 1,894        $ 3,137        $ 3,406        $ 5,424
    Offshore Harbor Towing .............................................          1,741          1,066          3,125          2,523
                                                                                -------        -------        -------        -------
       Marine Support Services Fleet Operating Income ..................          3,635          4,203          6,531          7,947

Marine Transportation Services:
    Chemical Transportation ............................................            864          1,333          2,323          2,471
    Petroleum Product Transportation ...................................          1,568          1,082          2,612          2,401
                                                                                -------        -------        -------        -------
       Marine Transportation Fleet Operating Income ....................          2,432          2,415          4,935          4,872
                                                                                -------        -------        -------        -------
Total Fleet Operating Income ...........................................        $ 6,067        $ 6,618        $11,466        $12,819
                                                                                =======        =======        =======        =======

Corporate Overhead Expense .............................................          2,035          1,793          3,637          3,612
Depreciation and Amortization Expense ..................................          1,622          1,750          3,101          3,427
                                                                                -------        -------        -------        -------
Operating Income .......................................................        $ 2,410        $ 3,075        $ 4,728        $ 5,780
                                                                                =======        =======        =======        =======

REVENUE OVERVIEW

         MARINE SUPPORT SERVICES

         Revenue derived from vessels providing marine support services is attributable to the Company's offshore energy support fleet and its offshore and harbor towing operations. Revenue derived from the Company's offshore energy support services is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling production and construction activities.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the Gulf of Mexico and their average utilization for the periods indicated.

                                                             1995                                   1996
                                             ----------------------------------------     ---------------------
                                                Q1        Q2         Q3        Q4            Q1          Q2
Number of supply boat at end of period            10        10         10        10            10           11
Average supply boat day rates(1)..........   $ 2,886   $ 2,843   $  3,113  $  3,244       $ 3,468    $   4,080
Average supply boat utilization rates(2)..        71%       76%        84%       93%           92%         100%
Number of crew boats at end of
  period(3)...............................        26        26         26        26            35           38
Crew boat day rates(1)(3).................   $ 1,444   $ 1,412   $  1,422  $  1,458       $ 1,460    $   1,466
Average crew boat utilization rates(2)(3).        79%       81%        90%       91%           89%          93%


(1) Average day rates are calculated by dividing total vessel revenue by the total number of days the vessel worked.
(2) Utilization rates are calculated by dividing the fleet average number of days worked by 365.
(3) Excludes utility boats.

         Increased activity in the Gulf of Mexico since the second quarter of 1995 has been primarily attributable to improved technology in the seismic industry and an approximate balance in the supply of and demand for offshore service vessels. Deepwater activity is also currently a positive factor in the market, and management believes further deepwater exploration and production will likely increase demand for available vessels, resulting in higher day rates and utilization. Domestic inventories of energy reserves are currently closer to demand levels and, as a result, management believes that exploration and development activity will continue at an aggressive pace in order for oil companies to maintain inventories, thereby resulting in a more disciplined market without the dramatic fluctuations historically experienced. As a result, management believes the offshore energy support sector should be subject to less market fluctuation in the future.

         MARINE TRANSPORTATION SERVICES

         Chemical Transportation. Generally, demand for industrial chemical transportation services coincides with general economic activity. Since 1989, revenue derived from chemical transportation operations has been entirely attributable to the operations of Ocean Specialty Tankers Corporation ("OSTC"), a company owned equally by OMI Corp. ("OMI") and the Company until August 1996, when the Company acquired OMI's 50% interest in OSTC. The Company's two chemical carriers, together with three chemical carriers acquired by the Company from OMI in August 1996, have been chartered to OSTC, which has marketed the five vessels under a pool arrangement. The Company's revenue from industrial chemical transportation operations has consisted of distributions from OSTC based upon a formula that takes into account individual vessel performance characteristics applied to OSTC's revenues (net of fuel costs, port charges, and overhead).

Following the acquisition by the Company of the chemical carriers and the remaining 50% interest in OSTC from OMI, the Company continues to have OSTC market the Company's five chemical carriers.

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with FPL and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization.

OVERVIEW OF OPERATING EXPENSES AND CAPITAL EXPENDITURES

         The Company's operating expenses are primarily a function of fleet size and utilization levels. The most significant expense categories are crew payroll and benefits, depreciation and amortization, charter hire, maintenance and repairs, fuel, and insurance.

         The crews of the Company's chemical and product carriers are paid on a time-for-time basis by which they receive paid leave in proportion to time served aboard a vessel. The crews of certain tugs, towboats, and offshore energy support vessels are paid only for days worked.

         The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels where the item acquired has a useful life of three years or greater. Vessel improvements and vessel maintenance and repair are capitalized only if they also extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the three months and six months ended June 30, 1996, the Company drydocked five and 12 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $0.1 million and $0.2 million, respectively, compared with seven and 12 vessels drydocked at aggregate cost of $0.3 million and $1.3 million, respectively for the three months and six months ended June 30, 1995. Effective January 1, 1993, the Company changed its method of accounting for drydocking costs from the accrual method to the deferral method. Under the deferral method, capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. The Company believes the deferral method better matches costs with revenue and minimizes any significant changes in estimates associated with the accrual method. In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on a useful life ranging from 25 years for its steel-hull offshore energy support vessels to 30 years for aluminum-hull vessels, the lesser of any applicable lease term life or the Oil Pollution Act of 1990 life for its product and chemical carriers, ten years for its fuel barges, and 40 years for its towboats and tugs.

         Charter hire consists primarily of payments made with respect to the bareboat charters of the Seabulk Challenger and Seabulk Magnachem which were acquired pursuant to leveraged lease transactions. The Company has entered into mortgage financing arrangements for one of the chemical carriers acquired from OMI. The Company also pays charter hire when it charters harbor tugs to meet requirements in excess of its own tugs' availability. This typically occurs in Mobile when the Company charters one or two tugs to assist with the docking or undocking of a particular vessel.

         Insurance costs consist primarily of premiums paid for (i) protection and indemnity insurance for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member and through the commercial insurance markets; (ii) hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and (iii) general liability and other traditional insurance, which is provided through the commercial insurance markets. Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1995

         Revenue. Revenue increased 29% to $21.5 million for the three months ended June 30, 1996 from $16.7 million for the three months ended June 30, 1995 primarily due to increased revenue in the Company's offshore energy support, petroleum product transportation, and chemical transportation operations.

         Revenue from offshore energy operations increased 65% for the three months ended June 30, 1996 primarily due to acquisitions and greater utilization of supply and crew boats and higher day rates for supply boats resulting from increased offshore exploration and production activity. Utilization of supply boats increased to 100% for the 1996 period from 76% for the 1995 period, and utilization of crew boats increased to 93% for the 1996 period from 81% for the 1995 period. During the 1996 period, day rates for supply boats owned, operated, or managed by the Company increased 44% from the 1995 period, while day rates for crew boats owned, operated, or managed by the Company increased 4% from the 1995 period.

         Petroleum product transportation revenue increased 21% to $4.7 million for the three months ended June 30, 1996 from $3.9 million for the three months ended June 30, 1995 primarily due to increased movements of product by the Company's towboat and barge fleet as a result of the cold winter and higher natural gas prices.

         Chemical transportation revenue increased 16% to $4.7 million for the three months ended June 30, 1996 from $4.1 million for the three months ended June 30, 1995 primarily due to fewer off-hire days.

         Revenue from offshore and harbor tug operations remained relatively stable for the three months ended June 30, 1996 compared with the three months ended June 30, 1995.

         Operating Expenses. Operating expenses increased 43% to $13.3 million for the three months ended June 30, 1996 from $9.3 million for the three months ended June 30, 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses increased to 62% for the three months ended June 30, 1996 from 56% for the three months ended June 30, 1995.

         Overhead Expenses. Overhead expenses increased 3% to $3.4 million, or 16% of revenues, for the three months ended June 30, 1996 from $3.3 million, or 20% of revenues, for the three months ended June 30, 1995 primarily due to an increase in professional fees relating to pending litigation. Additionally, salaries and benefits increased as a result of an increase in staffing requirements due to acquisitions.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 8% to $1.8 million for the three months ended June 30, 1996 compared with $1.6 million for the three months ended June 30, 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 28% to $3.1 million, or 14% of revenue, for the three months ended June 30, 1996 from $2.4 million, or 14% of revenue, for the three months ended June 30, 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 3% to $3.0 million, or 14% of revenue, for the three months ended June 30, 1996 from $2.9 million, or 17% of revenue, for the three months ended June 30, 1995 primarily as a result of debt incurred in connection with acquisitions.

         Other Income (Expense). Other income decreased to $0.2 million for the three months ended June 30, 1996 from other income of $0.3 million for the three months ended June 30, 1995.

         Net Income (Loss). The Company had net income of $0.3 million for the three months ended June 30, 1996 after incurring a net loss of $0.1 million for the three months ended June 30, 1995 primarily as a result of the factors noted above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
THE SIX MONTHS ENDED JUNE 30, 1995

         Revenue. Revenue increased 29% to $41.8 million for the six months ended June 30, 1996 from $32.4 million for the six months ended June 30, 1995 primarily due to increased revenue in the Company's offshore energy support, petroleum product transportation, and offshore and harbor tug operations.

         Revenue from offshore energy operations increased 59% for the six months ended June 30, 1996 primarily due to acquisitions and greater utilization of supply and crew boats and higher day rates resulting from increased offshore exploration and production activity. Utilization of supply boats increased to 96% for the 1996 period from 74% for the 1995 period, and utilization of crew boats increased to 91% for the 1996 period from 80% for the 1995 period. During the 1996 period, day rates for supply boats owned, operated, or managed by the Company increased 32% from the 1995 period, and day rates for crew boats owned, operated, or managed by the Company increased 2% from the 1995 period.

         Petroleum product transportation revenue increased 25% to $9.4 million for the six months ended June 30, 1996 from $7.5 million for the six months ended June 30, 1995 primarily due to increased movements of product by the Company's towboat and barge fleet as a result of the cold winter and higher natural gas prices.

         Chemical Transportation revenue increased 8% to $9.3 million for the six months ended June 30, 1996 from $8.6 million for the six months ended June 30, 1995 primarily due to fewer off-hire days.

         Revenue from offshore and harbor tug operations increased 11% to $6.9 million for the six months ended June 30, 1996 from $6.2 million for the six months ended June 30, 1995 primarily as a result of increased tanker and freighter traffic in Port Everglades. Revenue also increased in the port of Mobile due to a tariff increase and an increase in port traffic.

         Operating Expenses. Operating expenses increased 37% to $25.5 million for the six months ended June 30, 1996 from $18.6 million for the six months ended June 30, 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses increased to 61% for the six months ended June 30, 1996 from 57% for the six months ended June 30, 1995.

         Overhead Expenses. Overhead expenses increased 17% to $7.0 million, or 17% of revenues, for the six months ended June 30, 1996 from $6.0 million, or 18% of revenues, for the six months ended June 30, 1995 primarily due to an increase in professional fees relating to pending litigation. Additionally, salaries and benefits increased as a result of an increase in staffing requirements due to acquisitions.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 11% to $3.4 million for the six months ended June 30, 1996 compared with $3.1 million for the six months ended June 30, 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 22% to $5.8 million, or 14% of revenue, for the six months ended June 30, 1996 from $4.7 million, or 15% of revenue, for the six months ended June 30, 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 4% to $5.8 million, or 14% of revenue, for the six months ended June 30, 1996 from $5.6 million, or 17% of revenue, for the six months ended June 30, 1995 primarily as a result of debt incurred in connection with acquisitions.

         Other Income (Expense). Other income increased to $0.4 million for the six months ended June 30, 1996 from other income of $0.1 million for the six months ended June 30, 1995 primarily due to a write-off in 1995 of prior year repairs.

         Net Income (Loss). The Company had net income of $0.2 million for the six months ended June 30, 1996 after incurring a net loss of $0.8 million for the six months ended June 30, 1995 primarily as a result of the factors noted above.

SEASONALITY

         The Company has experienced some slight seasonality in its overall operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements historically have arisen primarily from its debt service requirements, working capital needs, preferred stock dividends, and vessel acquisitions and improvements. During 1994, the Company's primary capital requirements included an aggregate of $54.8 million for debt service requirements (including $50.8 million of refinancings) and a total of $33.6 million for acquisitions. In 1995, debt service requirements totaled $15.0 million and the cash portion of acquisition costs was $2.9 million. During the three months and six months ended June 30, 1996, debt service requirements were $0.7 million and $4.9 million (including $2.4 million of refinancings, respectively).

         The Company's principal sources of cash have been proceeds from borrowings, cash provided by operating activities, and proceeds from the initial public offering of its Class A Common Stock in August 1996. In September 1994, the Company entered into a credit facility (the "Credit Facility") with certain banks which, as amended effective August 1996, currently provides for a $60.5 million term loan, $10.0 million of revolving lines of credit, a $25.0 million vessel acquisition credit line which decreases to $11.5 million over a four-year period, and a $5.6 million letter of credit. Advances under the vessel acquisition credit line may not exceed either (i) 70% of the lesser of the purchase price or appraised value of the vessel being acquired, or (ii) a multiple of six times EBITDA of the acquisition. At June 30, 1996, aggregate borrowings under the Credit Facility were $59.0 million. Also in September 1994, the Company issued $25.0 million of Senior Notes and $25.0 million of Junior Notes at discounts resulting in proceeds of $23.1 million and $17.5 million, respectively. Borrowings under the Credit Facility, the Senior Notes, and the Junior Notes were utilized primarily to repay other indebtedness and to fund vessel acquisitions.

         In August 1996, the Company completed the initial public offering of its Class A Common Stock, which resulted in net proceeds to the Company of approximately $75.9 million. Of such net proceeds, (i) approximately $34.7 million was used to fund part of the cash portion of the $97.5 million aggregate purchase price of the three chemical carriers acquired from OMI, ten offshore supply boats, and a crew boat; (ii) approximately $2.2 million will be used to fund the purchase price and capitalized costs of a crew/supply boat currently under construction; and (iii) approximately $40.3 million was used to repay certain indebtedness. The aggregate purchase price of such acquisitions was $99.7 million, consisting of approximately $37.7 million in cash and the assumption or issuance of $62.0 million of debt obligations. The cash portion of the purchase price not funded with proceeds from the initial public offering was funded with general corporate funds. Indebtedness repaid with proceeds from the offering included $6.8 million under the Credit Facility, $0.6 million of accrued interest on and $13.5 million of principal of the Senior Notes, and $15.1 million of accrued interest and principal under the Junior Notes. The $13.9 million balance of the outstanding principal under the Junior Notes was converted into Class A and Class B Common Stock in September 1996. As of August 31, 1996, $10.7 million of accrued interest and principal under the Senior Notes was outstanding.

         As of August 31, 1996, the Company had, under its Credit Facility, $60.5 million outstanding under the term loan, $4.2 million outstanding under the vessel acquisition credit line, and $3.5 million outstanding under the lines of credit. Borrowings under the Credit Facility bear interest at prime or LIBOR, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvement of its fleet, and acquisitions. The Company's outstanding indebtedness at August 31, 1996, was approximately $134.0 million. Debt service requirements from August 31 through the remainder of 1996 will include principal and interest payments of approximately $5.4 million and $3.7 million, respectively (assuming interest rates remain steady), and operating lease obligations for the remainder of 1996 will total approximately $0.9 million. In 1997, the Company's principal and interest payment obligations will be approximately $14.9 and $9.8 million, respectively, and operating lease obligations will be approximately $3.9 million.

         Capital requirements for vessel maintenance and improvement are estimated to be $8.0 million for 1996, of which $3.3 million had been expended as of June 30, 1996, and $10.0 million for 1997.

         The Company has a 2.4% equity interest in five 45,300 dwt petroleum product carriers currently under construction. The aggregate cost of the five carriers is estimated to be $255.0 million, of which approximately $40.0 million will constitute equity investment and $215.0 million will be financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. Subject to certain conditions, the Company has an option, exercisable through 2002, to purchase a 49.3% interest at a price equal to (i) the investor's equity investment plus a stated annual return, or (ii) if exercised after December 31, 1997, the greater of the fair market value of the interest or the amount set forth in (i). The Company also has an option, exercisable on January 15, 1998, to purchase an additional 23.4% interest at a price equal to the investor's equity investment plus a stated return. Should the Company fail to exercise the latter option, the investor has the option to acquire 1.6% of the ownership interest from the Company for nominal consideration. The total estimated cost of exercising the Company's options is up to $32.0 million (assuming the options are exercised prior to January 1, 1998). The Company currently has no understandings or agreements with respect to the financing that it would require if it were to exercise any or all of these options, and there can be no assurance that such financing will be available.

         The Company's existing indebtedness restricts the Company's subsidiaries from paying dividends or making other distributions to the Company. The Company does not believe that this restriction has had or will have a material effect upon its ability to meet its cash obligations because a substantial portion of those obligations are payable by its subsidiaries.

         The Company is the defendant in litigation in which one of the shipyards that completed the Seabulk America is seeking additional payments aggregating $8.5 million for its work and $10 million of punitive damages. Although the Company believes the shipyard's claims are without merit and has asserted counterclaims aggregating $5.6 million, the Company has obtained a bank letter of credit to finance up to $5.6 million of any additional payment that it might ultimately be required to make pursuant to this litigation.

         At June 30, 1996, the Company had a working capital deficit of $2.3 million. The Company believes that cash generated from operations and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources, together with the potential use of equity financing, will allow the Company to pursue its strategy of growth through acquisitions. As future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

EFFECT OF INFLATION

         The Company does not consider inflation a significant business risk in the current and foreseeable future although the Company has experienced some cost increases. In some cases, these increases have been offset by charter hire escalation clauses.

NEW ACCOUNTING STANDARDS

         In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("FASB Statement No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB Statement No. 121 also addresses the accounting for
                                    17
long-lived assets that are expected to be disposed of. The Company adopted FASB Statement No. 121 in the first quarter of 1996 and the effect of adoption was not material.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.

       None

b.     Reports on Form 8-K.

       The Company's Current Report on Form 8-K dated August 14, 1996 reporting on the acquisition of certain vessels, filed with the Securities and Exchange Commission on August 23, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


/s/ JOHN J. KRUMENACKER
- -----------------------------------------------------

John J. Krumenacker
Controller and Chief Accounting Officer

September 20, 1996