Form 10-Q
period 1996-09-30
HVIDE MARINE INC
filed 1996-11-14
CIK 922341

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        Commission file number: 0-28732


                           HVIDE MARINE INCORPORATED

State or other jurisdiction of            (I.R.S. Employer
incorporation or organization             Identification No.)

Florida                                   65-0524593

                           Hvide Marine Incorporated
                                2200 Eller Drive
                                 P.O. Box 13038
                        Fort Lauderdale, Florida  33316
                                 (954) 524-4200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding

Class A Common Stock                      7,647,791 shares at November 4, 1996
Class B Common Stock                      3,419,577 shares at November 4, 1996

PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Condensed Consolidated Balance Sheets as of
         December 31, 1995 and September 30, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Operations
         for the three months and nine months ended September 30, 1995 and 1996 (unaudited) . . . . . . . . . . . . . . 4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1995 and 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

         Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

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

         Results for the three month periods ended September 30, 1996 and 1995 presented herein are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                             December 31              September 30,
                                                                                 1995                      1996
                                                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                $        3,050           $         5,598
  Accounts receivable:
    Trade, net                                                                      9,602                    16,232
    Insurance claims and other                                                      4,399                     2,046
  Due from affiliates                                                                 101                        --
  Spare parts and supplies                                                          3,417                     5,137
  Prepaid expenses                                                                    960                       181
  Deferred costs (net)                                                              2,550                     4,440
      Total current assets                                                         24,079                    33,634
Property:
  Construction in progress                                                          1,387                     4,250
  Vessels and improvements                                                        122,198                   222,719
    Less accumulated depreciation                                                 (20,585)                  (24,641)
  Furniture and equipment                                                           2,601                     3,494
    Less accumulated depreciation                                                    (998)                   (1,294)
      Net property                                                                104,603                   204,528
Other assets:
  Deferred costs (net)                                                              4,112                     5,841
  Due from affiliates                                                                 131                       255
  Investment in affiliates                                                            423                     1,112
  Goodwill (net)                                                                    9,117                     8,738
  Long-term receivable (net)                                                          831                        45
  Other                                                                               387                       463
      Total other assets                                                           15,001                    16,454
        Total                                                              $      143,683           $       254,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                     $        7,708           $        17,108
  Current obligations under capital leases                                            577                     3,065
  Accounts payable                                                                  4,905                     3,197
  Other                                                                             6,574                     9,801
      Total current liabilities                                                    19,764                    33,171
Long-term liabilities:
  Long-term debt                                                                   96,014                   100,533
  Notes payable to related parties                                                  1,302                       177
  Obligations under capital leases                                                  3,450                    13,434
  Deferred income taxes                                                             4,317                     4,045
  Other                                                                             4,837                     4,329
      Total long-term liabilities                                                 109,920                   122,518
      Total liabilities                                                           129,684                   155,689

Minority partners' equity in subsidiaries                                           1,654                     1,003
Stockholders' equity:
  Preferred Stock, $1.00 par value--10,000,000 shares authorized,
    no shares issued and outstatnding                                                  --                        --
  Class A Common Stock--$.001 par value, 100,000,000 shares
    authorized, 0 and 7,647,791 shares issued and outstanding                          --                         8
  Class B Common Stock--$.001 par value, 5,000,000 shares
    authorized, 1,558,210 and 3,419,577 shares issued and outstanding                   1                         3
  Class C Common Stock--$.001 par value, 2,500,000 shares
    authorized, 976,630 and 0 shares issued and outstanding                             1                        --
  Additional paid-in capital                                                        6,341                    97,218
  Retained earnings                                                                 6,002                       695
      Total stockholders' equity                                                   12,345                    97,924
      Total minority partners' equity in subsidiaries and
        stockholders' equity                                                       13,999                    98,927
        Total                                                              $      143,683           $       254,616

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                   Nine Months Ended
                                                                September 30                        September 30
                                                          1995               1996              1995              1996
                                                                (In thousands, except share and per share data)
Revenues                                             $    18,746       $      30,379      $    51,194       $     72,130
Operating expenses:
  Crew payroll and benefits                                5,326               7,830           14,794             19,968
  Charter hire and bond guarantee fee                        953               1,161            2,967              3,386
  Repairs and maintenance                                  1,174               2,276            3,984              5,848
  Insurance                                                1,379               1,925            3,157              4,957
  Consumables                                              1,210               1,704            2,476              4,196
  Other                                                      813               1,662            2,104              3,734
      Total operating expenses                            10,855              16,558           29,482             42,089
Selling, general and administrative expenses               3,175               4,036            9,167             11,049
Depreciation and amortization                              1,590               2,688            4,691              6,115
Income from operations                                     3,126               7,097            7,854             12,877
Net interest                                               2,892               2,911            8,491              8,751
Other income (expense):
  Minority interest                                          (40)                353              153                721
  Other                                                      (22)               (572)             (97)              (522)
      Total other income (expense)                           (62)               (219)              56                199
Income (loss) before provision for income
  taxes and extraordinary item                               172               3,967             (581)             4,325
Provision for income taxes                                     0               1,484                0              1,616
Income (loss) before extraordinary items                     172               2,483             (581)             2,709
  Loss on extinguishment of debt net of
    applicable income taxes of $1,405                       ---                8,016              ---              8,016
Net income (loss)                                    $       172       $      (5,533)     $      (581)      $     (5,307)

Earnings (loss) per common share
  Income (loss) before extinguishment of debt        $      0.07       $        0.36      $     (0.23)      $       0.68
  Loss on extinguishment of debt                            ---                 1.16              ---               2.00
  Net income                                         $      0.07       $       (0.80)     $     (0.23)      $      (1.32)

Weighted average number of common shares
  and common share equivalents outstanding              2,534,840          6,934,648         2,534,840         4,012,148

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Nine Months
                                                                                           Ended September 30
                                                                                          --------------------
                                                                                          1995            1996
                                                                                          ----            ----
                                                                                             (In thousands)
Operating Activities:
(Loss) before extraordinary item                                                          $  (581)       $ (5,307)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on extinguishment of debt                                                             --           8,016
    Depreciation and amortization                                                           4,691           6,115
    Provision for bad debts                                                                    --             144
    Gain on disposal of property                                                              (73)             --
    Amortization of discount on long-term debt                                                147             148
    Provision for (benefit from) deferred taxes                                                --          (1,616)
    Minority partners' equity in earnings (losses) of subsidiaries, net                      (588)           (651)
    Undistributed (earnings) losses of affiliates, net                                        449             (87)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  (3,087)         (2,459)
      Due from affiliates                                                                    (282)            (23)
      Current and other assets                                                             (3,140)          5,156
      Accounts payable and other liabilities                                                2,535           1,602
                                                                                          -------        --------
Net cash provided by operating activities                                                      71          11,038

Investing Activities:
   Purchase of property                                                                    (3,672)         (7,735)
   Proceeds from disposals of property                                                        690              21
   Capital contribution to affiliates                                                          --            (602)
   Acquisitions, net of $500 escrow deposit utilized in 1995 and cash
      acquired of $1,722 in 1996                                                           (2,330)        (54,136)
                                                                                          -------         -------
Net cash provided in investing activities                                                  (5,312)        (62,452)

Financing Activities:
    Proceeds (repayment) of lines of credit, net                                            6,000          (1,222)
    Proceeds from term loan and acquisition facility                                         ---           21,700
    Proceeds from issuance of common stock, net of offering costs                            ---           76,697
    Principal payments on long term debt                                                   (3,700)        (41,243)
    Payment of debt and other financing costs                                                (211)           (628)
    Payment of notes payable to related parties                                              ---             (370)
    Payment of obligations under capital leases                                              (374)           (972)
                                                                                          -------        --------
Net cash provided by financing activities                                                   1,715          53,962

(Decrease) Increase in cash and cash equivalents                                           (3,526)          2,548

Cash and cash equivalents at beginning of period                                            6,363           3,050
                                                                                          -------        --------
Cash and cash equivalents at end of period                                                $ 2,837        $  5,598
                                                                                          =======        ========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1. PUBLIC OFFERING

         On August 14, 1996, the Company completed the initial public offering (the "Offering") of 7,000,000 shares of its common stock at $12.00 per share. The net proceeds to the Company were approximately $75,900,000, after deducting underwriting commissions and other offering expenses. A portion of the net proceeds was used primarily to repay certain indebtedness that was outstanding prior to the Offering and for the cash portion of the purchase price of certain acquisitions consummated subsequent to the Offering. On September 12, 1996, the underwriters' over-allotment was exercised pursuant to which an additional 159,000 shares were issued. The net proceeds of approximately $1,774,000 were used by the Company to repay certain outstanding indebtedness.

         In addition, on August 14, 1996, the Company issued 1,370,000 shares of common stock in payment of certain outstanding indebtedness.

2. DEBT

         Long-term debt consisted of the following (in thousands):

                                                 December 31,     September 30,
                                                     1995             1996
                                                   --------         --------
                                                                   (Unaudited)
                    Lines of Credit                $  7,500         $  7,433
                    Term Loan                        46,000           60,500
                    Acquisition Facility                -0-            4,200
                    Senior Note                      23,200            9,021
                    Junior Note                      17,633              -0-
                    Title XI Debt                       -0-           33,388
                    Notes Payable                     9,389            3,099
                                                   --------         --------
                                                    103,722          117,641
                    Less Current Maturities          (7,708)         (17,108)
                                                   --------         --------
                                                   $ 96,014         $100,533
                                                   ========         ========

         The Company's credit facility (the "Credit Facility"), as amended on June 21, 1996, provides for a working capital credit line of $10,000,000 through January 15, 2001 (the "Line of Credit") and a stand-by letter of credit (the "Letter of Credit") of $5,600,000. Borrowings under the Line of Credit bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (approximately 8.9% and 8.1% at December 31, 1995 and September 30, 1996, respectively), and are subject to an annual commitment fee of 0.50% of the unused portion of the Line of Credit. Borrowings outstanding under the Line of Credit totaled $7,500,000 and $5,500,000 at December 31, 1995 and September 30, 1996, respectively, of which $5,500,000 is currently due. Additionally, the Credit Facility provides for a letter of credit in an amount equal to the greater of amounts available to be drawn under the Line of Credit or $4,000,000. Amounts drawn under either the Letter of Credit or the Line of Credit are due on demand or the ultimate maturity date of January 15, 2001. There were no amounts outstanding under the Letters of Credit at December 31, 1995 or September 30, 1996.

         At September 30, 1996, the Credit Facility provided for a term loan (the "Term Loan") up to $60,500,000 payable in quarterly principal and interest payments. Borrowings under the Term Loan bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants. At December 31, 1995 and September 30, 1996, the Term Loan was accruing interest at LIBOR + 3.0% and LIBOR + 2.5%, respectively (approximately 8.9% and 8.6%, respectively).

       The Credit Facility previously provided for an additional $7,500,000 working capital line of credit which was repaid with a portion of the proceeds of the Offering and eliminated from the Credit Facility on August 14, 1996. Additionally, the Credit Facility provides for a $19,900,000 vessel acquisition line of credit (the "Acquisition Facility") under which $4,200,000 was drawn on August 14, 1996. The Acquisition Facility bears interest at LIBOR + 2.5% (8.5% at September 30, 1996) and is due January 2001.

         The collateral for the Company's debt includes all Company-owned vessels, partnership interests in Seabulk America Partnership, Ltd. and Seabulk Transmarine Partnership, Ltd., spare parts, fuel and supplies, and eligible accounts receivable.

         The Senior Note bears interest at 12%, payable semi-annually on March 31 and September 30. On August 14, 1996 and September 12, 1996, the Company repaid $13,490,000 and $1,700,000, respectively, of the principal balance of the Senior Note with a portion of the proceeds of the Offering and the exercise of the underwriters' over-allotment option. Repayment of the balance of the Senior Note is subordinated to the claims of the Company's principal banks for amounts outstanding under the Credit Facility.

         The terms of the Credit Facility and Senior Note prohibit the Company, or any of its wholly-owned subsidiaries, from paying dividends on any class of common stock and restrict, among other things, the Company's ability to enter into new commitments or borrowings over specified amounts and dispose of assets outside of the ordinary course of business. In addition, the Company is required to maintain a minimum level of tangible net worth, as defined, and to prepay amounts outstanding under the Credit Facility to the extent of 50% of excess cash flow, as defined therein.

         The Junior Note bore interest at 8% compounded quarterly. The principal sum and all accrued and unpaid interest ($2,607,000 and $0 at December 31, 1995 and September 30, 1996, respectively) was repaid with a portion of the proceeds of the Offering ($15,115,000) and the issuance of shares of common stock (1,244,002).

         In connection with the acquisition of the outstanding common stock of an entity (See note 4), the Company assumed the entity's obligations under a $4,000,000 revolving line of credit secured by the outstanding accounts receivables generated by five chemical tankers of which $1,153,000 was outstanding at August 14, 1996. The revolving line of credit bears interest monthly at a rate of LIBOR plus a 150 basis point margin of the outstanding amount. At September 30, 1996, $1,933,000 is outstanding at an interest rate of 7.0% under the line of credit which is due on demand.

         On August 14, 1996, the Company assumed approximately $34,650,000 of Title XI Debt in connection with the acquisitions of certain vessels (See note
4). The Title XI Debt is collateralized by First Preferred Mortgages secured by the HMI Petrochem and HMI Dynachem and bears interest at rates ranging from 5.9% to 10.1%. The debt is due in semi-annual principal and interest payments through December 1, 2006.

         The Company made interest payments of approximately $8,206,295 and $12,953,011 for the nine months ended September 30, 1995 and 1996, respectively.

3. INCOME TAXES

         For the nine months ended September 30, 1995 and 1996 the provision for income taxes was computed using an estimated annual effective tax rate of 0% and 37%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

4. ACQUISITIONS

         On January 31, 1996, the Company acquired nine offshore crew boats under capital lease obligations.

         On August 14, 1996, the Company purchased the remaining 50% of the outstanding common stock of an entity and acquired three chemical tankers. The aggregate purchase price of approximately $64,650,000 consisted of approximately $15,500,000 paid in cash with a portion of the proceeds from the Offering and the assumption of approximately $34,650,000 in mortgage obligations related to two of the vessels acquired, $7,000,000 under the Term Loan and $7,500,000 under a capital lease.

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

         On August 14, 1996, the Company acquired two supply boats and one crew boat. The aggregate purchase price of $6,825,000 was paid in cash with a portion of the proceeds of the Offering ($1,950,000), amounts drawn under the Acquisition Facility ($4,200,000) and the issuance of notes payables ($675,000).

         The operations of acquired vessels for the period subsequent to their acquisition dates are included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 1996.

5. EXTRAORDINARY ITEMS

         On August 14, 1996, the Company utilized common stock and a portion of the proceeds of the Offering to repay $25,000,000 and $15,190,000 of the Junior and Senior Notes, respectively. Accordingly, the Company recorded a loss on extinguishment of $8,016,000, net of a tax benefit of $1,405,000.

6. SUBSEQUENT EVENT

         On October 25, 1996, the Company purchased a vessel for cash of approximately $1,800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the Company's related disclosures previously filed with the Commission.

RECENT ACQUISITIONS

         The Company's results of operations have been and will be significantly affected by a series of acquisitions, aggregating 37 vessels, during 1995 and 1996 as summarized by area of operation in the following table:

                                                     NUMBER OF           ASSETS            AGGREGATE
                                         PERIOD    TRANSACTIONS         ACQUIRED          INVESTMENT
                                         ------    ------------         --------          ----------
 Offshore Energy Support                1995             1          7 crew boats        $5.9 million
                                        1996 (1)         6         10 supply boats
                                                                   11 crew boats        $40.6 million
 Offshore and Harbor Towing             1995 (2)         1          1 tractor tug       $6.4 million
 Chemical Transportation                1996 (1)         1          3 chemical          $64.7 million
 Petroleum Product Transportation       1995             1          5 barges            $0.1 million

(1) 1996 transactions include ten supply boats, one crew boat, and three chemical carriers acquired in connection with the completion of the Company's initial public offering in August 1996, and the pending delivery of a crew/supply boat currently under construction scheduled for completion in November 1996.
(2) The amount reflects the cost to build the Company's tractor tug. The Company operates the tractor tug pursuant to an operating lease.

AREA OF OPERATIONS OVERVIEW

         The following financial information represents historical results by major areas of operations:

                   Hvide Marine Incorporated and Subsidiaries
                 Consolidated Segmented Statement of Operations
                                  (Unaudited)

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                           1995          1996          1995           1996
REVENUES:
MARINE SUPPORT SERVICES:
   Offshore Energy Support                              $    6,234    $   11,981    $   16,426    $   28,226
   Offshore & Harbor Towing                                  2,994        $3,351         9,205        10,234
         Marine Support Services Revenues                    9,228        15,332        25,631        38,460
MARINE TRANSPORTATION SERVICES:
    Chemical Transportation                                  5,172         9,968        13,728        19,230
    Petroleum Product Transportation                         4,346         5,079        11,835        14,440
        Marine Transportation Revenues                       9,518        15,047        25,563        33,670
TOTAL REVENUES                                          $   18,746    $   30,379    $   51,194    $   72,130

OPERATING COSTS:
MARINE SUPPORT SERVICES:
   Offshore Energy Support                              $    3,474    $    5,750    $    9,413    $   15,371
   Offshore & Harbor Towing                                  1,635         1,712         4,269         5,417
         Marine Support Services Operating Costs             5,109         7,462        13,682        20,788
MARINE TRANSPORTATION SERVICES:
    Chemical Transportation                                  2,944         5,997         8,453        11,693
    Petroleum Product Transportation                         2,802         3,099         7,347         9,608
         Marine Transportation Operating Costs               5,746         9,096        15,800        21,301
TOTAL OPERATING COSTS                                   $   10,855    $   16,558    $   29,482    $   42,089

DIRECT OVERHEAD EXPENSE:
MARINE SUPPORT SERVICES:
   Offshore Energy Support                              $      636    $      659    $    1,483    $    1,859
   Offshore & Harbor Towing                                    281           337           733           992
         Marine Support Services Direct Overhead               917           996         2,216         2,851

MARINE TRANSPORTATION SERVICES:
    Chemical Transportation                                    342           792         1,066         1,887
    Petroleum Product Transportation                           192           233           524           684
          Marine Transportation Direct Overhead                534         1,025         1,590         2,571
TOTAL DIRECT OVERHEAD                                   $    1,451    $    2,021    $    3,806    $    5,422

FLEET OPERATING EBITDA (1)
MARINE SUPPORT SERVICES:
   Offshore Energy Support                              $    2,124    $    5,572    $    5,530    $   10,996
   Offshore & Harbor Towing                                  1,078         1,302         4,203         3,825
         Marine Support Services Fleet EBITDA (1)            3,202         6,874         9,733        14,821

MARINE TRANSPORTATION SERVICES:
    Chemical Transportation                                  1,886         3,179         4,209         5,650
    Petroleum Product Transportation                         1,352         1,747         3,964         4,148
         Marine Transportation Fleet EBITDA (1)              3,238         4,926         8,173         9,798
TOTAL FLEET EBITDA (1)                                  $    6,440    $   11,800    $   17,906    $   24,619

Corporate Overhead Expense                                   1,724         2,015         5,361         5,627
EBITDA (1)                                                   4,716         9,785        12,545        18,992
Depreciation and Amortization Expense                        1,590         2,688         4,691         6,115
INCOME FROM OPERATIONS                                  $    3,126    $    7,097    $    7,854    $   12,877

(1) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not required by generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity. Fleet EBITDA is EBITDA before corporate overhead expense.

REVENUE OVERVIEW

         MARINE SUPPORT SERVICES

         Revenue derived from vessels providing marine support services is attributable to the Company's offshore energy support and its offshore and harbor towing operations. Revenue derived from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling exploration and production activities.

         The following table sets forth the average day rates and utilization percentages achieved by offshore supply boats and crew boats owned or operated by the Company in the Gulf of Mexico for the periods indicated:

                                                                1995                                 1996
                                                                ----                                 ----
                                                 Q1         Q2        Q3         Q4        Q1         Q2        Q3
                                                 --         --        --         --        --         --        --
 Number of supply boats at end of period            10         10        10         10        10         11        16
 Average supply boat day rates (1)              $2,886     $2,843    $3,113     $3,244    $3,448     $4,080    $5,034
 Average supply boat utilization (2)               71%        76%       84%        93%       92%       100%       97%
 Number of crew boats at end of period (3)          26         26        26         26        35         35        36
 Crew boat day rates (1) (3)                    $1,444     $1,412    $1,422     $1,458    $1,460     $1,466    $1,528
 Average crew boat utilization (2) (3)             79%        81%       90%        91%       89%        93%       96%

(1) Average day rates are calculated by dividing total vessel revenue by the total number of days the vessel worked.
(2) Utilization percentages are calculated by dividing the fleet average number of days worked by 365.
(3)      Excludes utility boats.

         Increased activity in the Gulf of Mexico since the second quarter of 1995 has been primarily attributable to improvements in seismic technology in the oil and gas exploration industry.

         MARINE TRANSPORTATION SERVICES

         Revenue derived from vessels providing marine transportation services is attributable to the Company's chemical and petroleum product transportation operations. Generally, demand for industrial chemical transportation services coincides with economic activity. Since 1989, revenue derived from chemical transportation operations has been entirely attributable to the operations of Ocean Specialty Tankers Corporation ("OSTC"), a company owned equally by OMI Corp. ("OMI") and the Company until August 1996, when the Company acquired from OMI three chemical carriers and its 50% interest in OSTC. The Company's five chemical carriers are chartered to OSTC which markets them under a pooling arrangement.

         The Company's petroleum product transportation operations consist of its product carrier, the Seabulk Challenger, and its fuel barging operating
subsidiary, Sun State Marine Services, Inc. ("Sun State").   Since entering
service in 1975, the Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. Revenue from Sun State's towboat and fuel barges has been derived primarily from contracts of affreightment with Florida Power and Light and Steuart Petroleum Co. that require Sun State to transport fuel as needed by those two customers, with the Florida Power and Light contract having a guaranteed minimum utilization.

OVERVIEW OF OPERATING EXPENSES, DEPRECIATION AND CAPITAL EXPENDITURES

         The Company's operating expenses are primarily a function of fleet size and utilization levels. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repair, drydocking amortization, insurance and fuel.

         The crews of the Company's chemical and product carriers are paid on a time-for-time basis by which they receive paid leave in proportion to time served aboard a vessel. The crews of certain tugs, towboats, and offshore energy support vessels are paid only for days worked.

         Charter hire consists primarily of payments made with respect to the bareboat charters of the Seabulk Challenger and Seabulk Magnachem which were acquired pursuant to leveraged lease transactions and operating lease payments on the tractor tug Broward. The Company also pays charter hire when it charters harbor tugs to meet requirements in excess of its own tugs' availability.

         All maintenance and repair costs of less than $5,000 for product and chemical tankers and $3,000 for all other vessels are treated as operating expenses. Maintenance and repair costs which exceed these thresholds are capitalized only if they extend the life of a vessel or increase its value.

         Under applicable regulations, the Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. The Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's other harbor tugs and towboats generally are not required to be drydocked on a specific schedule. The Company employs the deferral method of accounting to recognize its drydocking expense. Under the deferral method, capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking.

         Insurance costs consist primarily of premiums paid for (i) protection and indemnity insurance for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member and through the commercial insurance markets; (ii) hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and (iii) general liability and other traditional insurances, which are provided through the commercial insurance markets. Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Revenue. Revenue increased 62% to $30.4 million for the three months ended September 30, 1996 from $18.7 million for the three months ended September 30, 1995 primarily due to increased revenue in the Company's offshore energy support, petroleum product transportation and chemical transportation operations.

         Revenue from offshore energy operations increased 92% to $12.0 million for the three months ended September 30, 1996 from $6.2 million for the three months ended September 30, 1995 primarily due to acquisitions and greater utilization of and day rates for supply and crew boats resulting from increased offshore exploration and production activity. During the 1996 period, day rates for supply boats owned, operated, or managed by the Company increased 62% from the 1995 period, while day rates for crew boats owned, operated, or managed by the Company increased 7% from the 1995 period. Utilization of supply boats increased to 97% for the 1996 period from 84% for the 1995 period, and utilization of crew boats increased to 96% for the 1996 period from 90% for the 1995 period.

         Petroleum product transportation revenue increased 17% to $5.1 million for the three months ended September 30, 1996 from $4.3 million for the three months ended September 30, 1995 primarily due to increased movements of petroleum products by the Company's towboats and barge fleet as a result of the cold winter and higher natural gas prices.

         Chemical transportation revenue increased 93% to $10.0 million for the three months ended September 30, 1996 from $5.2 million for the three months ended September 30, 1995 primarily due to acquisitions.

         Revenue from offshore and harbor tug operations increased 12% to $3.4 million for the three months ended September 30, 1996 from $3.0 million for the three months ended September 30, 1995 primarily as a result of increased tanker and freighter traffic in Port Everglades. Revenue also increased in the port of Mobile due to a tariff increase and an increase in port traffic.

         Operating Expenses. Operating expenses increased 53% to $16.6 million for the three months ended September 30, 1996 from $10.9 million for the three months ended September 30, 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 55% for the three months ended September 30, 1996 from 58% for the three months ended September 30, 1995.

         Overhead Expenses. Overhead expenses increased 27% to $4.0 million, or 13% of revenues, for the three months ended September 30, 1996 from $3.2 million, or 17% of revenues, for the three months ended September 30, 1995 primarily due to an increase in staffing requirements due to acquisitions.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 69% to $2.7 million for the three months ended September 30, 1996 compared with $1.6 million for the three months ended September 30, 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 127% to $7.1 million, or 23% of revenue, for the three months ended September 30, 1996 from $3.1 million, or 17% of revenue, for the three months ended September 30, 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense remained relatively stable at $2.9 million, or 10% of revenue, for the three months ended September 30, 1996 as compared to $2.9 million, or 15% of revenue, for the three months ended September 30, 1995 primarily as a result of debt incurred in connection with acquisitions.

         Net Income (Loss). The Company had a net loss of $5.5 million for the three months ended September 30, 1996 after having net income of $0.2 million for the three months ended September 30, 1995 primarily as a result of non-recurring charges of $8.0 million, net of a $1.4 million income tax benefit, related to an early extinguishment of debt.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Revenue. Revenue increased 41% to $72.1 million for the nine months ended September 30, 1996 from $51.2 million for the nine months ended September 30, 1995 primarily due to increased revenue in the Company's offshore energy support, petroleum product transportation and chemical transportation operations.

         Revenue from offshore energy operations increased 72% to $28.2 million for the nine months ended September 30, 1996 from $16.4 million for the nine months ended September 30, 1995 primarily due to acquisitions and greater utilization of supply and crew boats and higher day rates resulting from increased offshore exploration and production activity. During the 1996 period, day rates for supply boats owned, operated, or managed by the Company increased 42% from the 1995 period, and day rates for crew boats owned, operated, or managed by the Company increased 4% from the 1995 period. Utilization of supply boats increased to 96% for the 1996 period from 77% for the 1995 period, and utilization of crew boats increased to 93% for the 1996 period from 83% for the 1995 period.

         Petroleum product transportation revenue increased 22% to $14.4 million for the nine months ended September 30, 1996 from $11.8 million for the nine months ended September 30, 1995 primarily due to increased movements of product by the Company's towboats and barge fleet as a result of the cold winter and higher natural gas prices.

         Chemical Transportation revenue increased 40% to $19.2 million for the nine months ended September 30, 1996 from $13.7 million for the nine months ended September 30, 1995 primarily due to acquisitions.

         Revenue from offshore and harbor tug operations increased 11% to $10.2 million for the nine months ended September 30, 1996 from $9.2 million for the nine months ended September 30, 1995 primarily as a result of increased tanker and freighter traffic in Port Everglades. Revenue also increased in the port of Mobile due to a tariff increase and an increase in port traffic.

         Operating Expenses. Operating expenses increased 43% to $42.1 million for the nine months ended September 30, 1996 from $29.5 million for the nine months ended September 30, 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses remained stable at 58% for the nine months ended September 30, 1996 from 58% for the nine months ended September 30, 1995.

         Overhead Expenses. Overhead expenses increased 21% to $11.0 million, or 15% of revenues, for the nine months ended September 30, 1996 from $9.2 million, or 18% of revenues, for the nine months ended September 30, 1995 primarily due to an increase in professional fees relating to pending litigation. Additionally, salaries and benefits increased as a result of an increase in staffing requirements due to acquisitions.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 30% to $6.1 million for the nine months ended September 30, 1996 compared with $4.7 million for the nine months ended September 30, 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 64% to $12.9 million, or 18% of revenue, for the nine months ended September 30, 1996 from $7.9 million, or 15% of revenue, for the nine months ended September 30, 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 3% to $8.8 million, or 12% of revenue, for the nine months ended September 30, 1996 from $8.5 million, or 17% of revenue, for the nine months ended September 30, 1995 primarily as a result of debt incurred in connection with acquisitions.

         Net Income (Loss). The Company had a net loss of $5.3 million for the nine months ended September 30, 1996 after incurring a net loss of $0.6 million for the nine months ended September 30, 1995 primarily as a result of non-recurring charges of $8.0 million, net of $1.4 million in income taxes, related to an early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels and debt service requirements.

         The Company's principal sources of cash have been proceeds from borrowings, cash provided by operating activities, and proceeds from the initial public offering of its Class A Common Stock in August 1996. In September 1994, the Company entered into the Credit Facility, as amended effective August 1996, currently provides for a $60.5 million term loan, a $10.0 million revolving line of credit, a $19.9 million vessel acquisition credit line which decreases to $11.5 million over a four-year period, and a $5.6 million letter of credit. Advances under the vessel acquisition credit line may not exceed either (i) 70% of the lesser of the purchase price or appraised value of the vessel being acquired, or (ii) a multiple of six times the EBITDA of the acquisition. At September 30, 1996, aggregate borrowings under the Credit Facility were $70.2 million. Also in September 1994, the Company issued $25.0 million of Senior Notes and $25.0 million of Junior Notes at discounts resulting in proceeds of $23.1 million and $17.5 million, respectively. Borrowings under the Credit Facility, the Senior Notes, and the Junior Notes were utilized primarily to repay other indebtedness and to fund vessel acquisitions.

         In August 1996, the Company completed the initial public offering of its Class A Common Stock, which resulted in net proceeds to the Company of approximately $75.9 million. Of such net proceeds, (i) approximately $35.6 million was used to fund part of the cash portion of the $97.5 million aggregate purchase price of the three chemical carriers acquired from OMI, ten offshore supply boats, and a crew boat, and (ii) approximately $40.3 million was used to repay certain indebtedness. The aggregate purchase price of such acquisitions was $99.7 million, consisting of approximately $37.7 million in cash and the assumption or issuance of $62.0 million of debt obligations. The cash portion of the purchase price not funded with proceeds from the initial public offering was funded with general corporate funds. Indebtedness repaid with proceeds from the Offering included $6.8 million under the Credit Agreement, $0.6 million of accrued interest on and $13.5 million of principal of the Senior Notes, and $15.1 million of accrued interest and principal under the Junior Notes. The $13.9 million balance of the outstanding principal under the Junior Notes was converted into Class A and Class B Common Stock in September 1996. As of September 30, 1996, $9.0 million of accrued interest and principal under the Senior Notes was outstanding.

         As of September 30, 1996, the Company had, under its Credit Facility, $60.5 million outstanding under the term loan, $4.2 million outstanding under the vessel acquisition credit line, and $5.5 million outstanding under the line of credit. Borrowings under the Credit Facility bear interest at prime or LIBOR, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvement of its fleet, and acquisitions. The Company's outstanding indebtedness at September 30, 1996, was approximately $134.3 million. Debt service requirements from September 30 through the remainder of 1996 will include principal and interest payments of approximately $4.0 million and $2.7 million, respectively (assuming interest rates remain steady), and operating lease obligations for the remainder of 1996 will total approximately $0.2 million. In 1997, the Company's principal and interest payment obligations will be approximately $14.9 and $9.8 million, respectively, and operating lease obligations will be approximately $3.9 million.

         Capital requirements for vessel maintenance and improvement are estimated to be $12.0 million for 1996, of which $9.1 million had been recorded as either capital expenditures or construction in progress as of September 30, 1996, and $15.0 million for 1997.

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

         The Company is the defendant in litigation in which one of the shipyards that completed the Seabulk America is seeking additional payments aggregating $8.5 million for its work and $10.0 million of punitive damages. Although the Company believes the shipyard's claims are without merit and has asserted counterclaims aggregating $5.6 million, the Company has obtained a bank letter of credit to finance up to $5.6 million of any additional payment that it might ultimately be required to make pursuant to this litigation.

         At September 30, 1996, the Company had working capital of $0.5 million. The Company believes that cash generated from operations and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources, together with the potential use of equity financing, will allow the Company to pursue its strategy of growth through acquisitions. As future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

EFFECTS OF INFLATION AND SEASONALITY

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

NEW ACCOUNTING STANDARDS

         In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("FASB Statement No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
FASB Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB Statement No. 121 in the first quarter of 1996 and the effect of adoption was not material.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

         27  Financial Data Schedule (for SEC use only).

2.  Reports on Form 8-K

         The Company's Current Report on Form 8-K dated August 14, 1996 reporting on the acquisition of certain vessels, filed with the Securities and Exchange Commission on August 23, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hvide Marine Incorporated


By:      /s/ John J. Krumenacker
         -----------------------
         John J. Krumenacker      Controller and Chief Accounting Officer

Date:    November 14, 1996

                                    FORM 10 Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission file number: 0 28732


                            HVIDE MARINE INCORPORATED

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Florida                                                      65 0524593

                            Hvide Marine Incorporated
                                2200 Eller Drive
                                 P.O. Box 13038
                         Fort Lauderdale, Florida 33316
                                 (954) 524 4200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                     Outstanding

Class A Common Stock                      7,647,791 shares at November 4, 1996
Class B Common Stock                      3,419,577 shares at November 4, 1996

PART I.  FINANCIAL INFORMATION...........................................................................2


   ITEM 1.  FINANCIAL STATEMENTS.........................................................................2

     Condensed Consolidated Balance Sheets as of
     September 30, 1996 (unaudited) and December 31, 1995................................................3

     Condensed Consolidated Statements of Operations
     for the three months and nine months ended September 30, 1996 and 1995 (unaudited)..................4

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1996 and 1995 (unaudited)...................................5

     Notes to Condensed Consolidated Financial Statements................................................6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION...........................................................9




PART II.  OTHER INFORMATION.............................................................................18


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K............................................................18

     Signature..........................................................................................18

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

         Results for the three month periods ended September 30, 1996 and 1995 presented herein are not necessarily indicative of results that may be expected for the year ending December 31, 1996.

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              December 31               September 30,
                                                                                 1995                      1996
                                                                              -------------           ----------------
                                                                                                         (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                $          3,050          $           5,598
  Accounts receivable:
    Trade, net                                                                        9,602                     16,232
   Insurance claims and other                                                         4,399                      2,046
  Due from affiliates                                                                   101                         --
  Spare parts and supplies                                                            3,417                      5,137
  Prepaid expenses                                                                      960                        181
  Deferred costs (net)                                                                2,550                      4,440
                                                                             ---------------           ----------------
      Total current assets                                                           24,079                     33,634
Property:
  Construction in progress                                                            1,387                      4,250
  Vessels and improvements                                                          122,198                    222,719
    Less accumulated depreciation                                                   (20,585)                   (24,641)
  Furniture and equipment                                                             2,601                      3,494
    Less accumulated depreciation                                                      (998)                    (1,294)
                                                                             ---------------           ----------------
      Net property                                                                  104,603                    204,528
Other assets:
  Deferred costs (net)                                                                4,112                      5,841
  Due from affiliates                                                                   131                        255
  Investment in affiliates                                                              423                      1,112
  Goodwill (net)                                                                      9,117                      8,738
  Long term receivable (net)                                                            831                         45
  Other                                                                                 387                        463
                                                                             ---------------           ----------------
      Total other assets                                                             15,001                     16,454
                                                                             ---------------           ----------------
        Total                                                              $        143,683          $         254,616
                                                                             ===============           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long term debt                                     $          7,708          $          17,108
  Current obligations under capital leases                                              577                      3,065
  Accounts payable                                                                    4,905                      3,197
  Other                                                                               6,574                      9,801
                                                                             ---------------           ----------------
      Total current liabilities                                                      19,764                     33,171
Long term liabilities:
  Long term debt                                                                     96,014                    100,533
  Notes payable to related parties                                                    1,302                        177
  Obligations under capital leases                                                    3,450                     13,434
  Deferred income taxes                                                               4,317                      4,045
  Other                                                                               4,837                      4,329
                                                                             ---------------           ----------------
      Total long term liabilities                                                   109,920                    122,518
                                                                             ---------------           ----------------
      Total liabilities                                                             129,684                    155,689

Minority partners' equity in subsidiaries                                             1,654                      1,003

Stockholders' equity:
  Preferred Stock, $1.00 par value  10,000,000 shares authorized,
    no shares issued and outstanding                                                    --                         --
  Class A Common Stock  $.001 par value, 100,000,000 shares
    authorized, 0 and 7,647,791 shares issued and outstanding                            --                          8
  Class B Common Stock  $.001 par value, 5,000,000 shares
    authorized, 1,558,210 and 3,419,577 shares issued and outstanding                     1                          3
  Class C Common Stock  $.001 par value, 2,500,000 shares
    authorized, 976,630 and 0 shares issued and outstanding                               1                         --
  Additional paid in capital                                                          6,341                     97,218
  Retained earnings                                                                   6,002                        695
                                                                             ---------------           ----------------
      Total stockholders' equity                                                     12,345                     97,924
                                                                             ---------------           ----------------
      Total minority partners' equity in subsidiaries and
        stockholders' equity                                                         13,999                     98,927
                                                                             ---------------           ----------------
        Total                                                              $        143,683          $         254,616
                                                                             ===============           ================

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30                          September 30
                                                     -------------------------------        -----------------------------
                                                         1995               1996                1995              1996
                                                     ------------       -------------       -----------      ------------
                                                                (In thousands, except share and per share data)
Revenues                                            $      18,746     $        30,379      $     51,194      $      72,130
Operating expenses:
  Crew payroll and benefits                                 5,326               7,830            14,794             19,968
  Charter hire and bond guarantee fee                         953               1,161             2,967              3,386
  Repairs and maintenance                                   1,174               2,276             3,984              5,848
  Insurance                                                 1,379               1,925             3,157              4,957
  Consumables                                               1,210               1,704             2,476              4,196
  Other                                                       813               1,662             2,104              3,734
                                                     ------------       -------------       -----------       ------------
      Total operating expenses                             10,855              16,558            29,482             42,089
Selling, general and administrative expenses                3,175               4,036             9,167             11,049
Depreciation and amortization                               1,590               2,688             4,691              6,115
                                                     ------------       -------------       -----------       ------------
Income from operations                                      3,126               7,097             7,854             12,877
Net interest                                                2,892               2,911             8,491              8,751
Other income (expense):
  Minority interest                                           (40)                353               153                721
  Other                                                       (22)               (572)              (97)              (522)
                                                      ------------      --------------       -----------       ------------
      Total other income (expense)                            (62)               (219)               56                199
                                                      ------------      --------------       -----------       ------------
Income (loss) before provision for income
  taxes and extraordinary item                                172               3,967              (581)             4,325
Provision for income taxes                                      0               1,484                 0              1,616
                                                      ------------      --------------       -----------       ------------
Income (loss) before extraordinary items                      172               2,483              (581)             2,709
  Loss on extinguishment of debt net of
    applicable income taxes of $1,405                           --              8,016                 --             8,016
                                                      ------------      --------------       -----------       ------------
Net income (loss)                                   $         172     $        (5,533)     $       (581)     $      (5,307)
                                                      ============      ==============       ===========       ============

Earnings (loss) per common share
  Income (loss) before extinguishment of debt       $        0.07     $          0.36      $      (0.23)     $        0.68
  Loss on extinguishment of debt                               --                1.16                --               2.00
                                                      ------------      --------------       -----------       ------------
  Net income                                        $        0.07     $         (0.80)     $      (0.23)     $       (1.32)
                                                      ============      ==============       ===========       ============

Weighted average number of common shares
  and common share equivalents outstanding              2,534,840           6,934,648         2,534,840          4,012,148
                                                      ============      ==============       ===========       ============

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Nine Months
                                                                                        Ended September 30
                                                                                      ---------------------
                                                                                         1995         1996
                                                                                      ----------   ----------
OPERATING ACTIVITIES:                                                                     (In thousands)
Income (loss) before extraordinary item                                             $       581  $    (5,307)

Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Loss on extinguishment of debt                                                           --        8,016
    Depreciation and amortization                                                         4,691        6,115
    Provision for bad debts                                                                  --          144
    Amortization of discount on long term debt                                              147          148
    Provision for (benefit from) deferred taxes                                             467       (1,677)
    Minority partners' equity in earnings (losses ) of subsidiaries, net                   (535)        (651)
    Undistributed (earnings) losses of affiliates, net                                      449          (87)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                (3,815)      (2,459)
      Due from affiliates                                                                (1,220)         (23)
      Current and other assets                                                           (3,178)       5,156
      Accounts payable and other liabilities                                              3,560        1,602
                                                                                      ----------   ----------

Net cash provided by operating activities                                                 1,147       10,977

INVESTING ACTIVITIES:
   Purchase of property                                                                  (3,067)      (7,735)
   Proceeds from disposals of property                                                        4           21
   Capital contribution to affiliates                                                        --         (602)
   Acquisitions, net of $500 escrow deposit utilized in 1995 and cash
      acquired of $1,722                                                                 (2,444)     (54,075)
                                                                                      ----------   ----------
Net cash provided in investing activities                                                (5,507)     (62,391)

FINANCING ACTIVITIES:
    Proceeds from lines of credit                                                         6,000       (1,222)
    Proceeds from term loan and acquisition facility                                         --       21,700
    Proceeds from issuance of common stock, net of offering costs                            --       76,697
    Principal payments on long term debt                                                 (3,700)     (41,243)
    Payment of debt and other financing costs                                              (214)        (628)
    Payment of notes payable to related parties                                              --         (370)
    Payment of obligations under capital leases                                            (374)        (972)
                                                                                      ----------   ----------
Net cash provided by financing activities                                                 1,712       53,962

(Decrease) Increase in cash and cash equivalents                                         (2,648)       2,548

Cash and cash equivalents at beginning of period                                          6,363        3,050
                                                                                      ----------   ----------
Cash and cash equivalents at end of period                                          $     3,715  $     5,598
                                                                                      ==========   ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1. PUBLIC OFFERING

         On August 14, 1996, the Company completed the initial public offering (the "Offering") of 7,000,000 shares of its common stock at $12.00 per share. The net proceeds to the Company were approximately $75,900,000, after deducting underwriting commissions and other offering expenses. A portion of the net proceeds was used primarily to repay certain indebtedness that was outstanding prior to the Offering and for the cash portion of the purchase price of certain acquisitions consummated subsequent to the Offering. On September 12, 1996, the underwriters' over allotment was exercised pursuant to which an additional 159,000 shares were issued. The net proceeds of approximately $1,774,000 were used by the Company to repay certain outstanding indebtedness.

         In addition, on August 14, 1996, the Company issued 1,370,000 shares of common stock in payment of certain outstanding indebtedness.

2. DEBT

         Long term debt consisted of the following (in thousands):


                                      December 31,      September 30,
                                          1995              1996
                                          ----              ----
                                                        (Unaudited)

          Lines of Credit                 $7,500           $7,433

          Term Loan                       46,000           60,500

          Acquisition Facility                0             4,200

          Senior Note                     23,200            9,021

          Junior Note                     17,633               0

          Title XI Debt                       0            33,388

          Notes Payable                    9,389            3,099
                                         -------         --------

                                         103,722          117,818

          Less Current Maturities         (7,708)         (17,108)
                                         -------         --------

                                         $96,014         $100,533
                                         =======         ========


         The Company's credit facility (the "Credit Facility"), as amended on June 21, 1996, provides for a working capital credit line of $10,000,000 through January 15, 2001 (the "Line of Credit") and a stand by letter of credit (the "Letter of Credit") of $5,600,000. Borrowings under the Line of Credit bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (approximately 8.9% and 8.1% at December 31, 1995 and September 30, 1996, respectively), and are subject to an annual commitment fee of 0.50% of the unused portion of the Line of Credit. Borrowings outstanding under the Line of Credit totaled $7,500,000 and $5,500,000 at December 31, 1995 and September 30, 1996, respectively, of which $5,500,000 is currently due. Additionally, the Credit Facility provides for a letter of credit in an amount equal to the greater of amounts available to be drawn under the Line of Credit or $4,000,000. Amounts drawn under either the Letter of Credit or the Line of Credit are due on demand or the ultimate maturity date of January 15, 2001. There were no amounts outstanding under the Letters of Credit at December 31, 1995 or September 30, 1996.

         At September 30, 1996, the Credit Facility provided for a term loan (the "Term Loan") up to $60,500,000 payable in quarterly principal and interest payments. Borrowings under the Term Loan bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants. At December 31, 1995 and September 30, 1996, the Term Loan was accruing interest at LIBOR + 3.0% and LIBOR + 2.5%, respectively (approximately 8.9% and 8.6%, respectively).

         The Credit Facility previously provided for an additional $7,500,000 working capital line of credit which was repaid with a portion of the proceeds of the Offering and eliminated from the Credit Facility on August 14, 1996. Additionally, the Credit Facility provides for a $19,900,000 vessel acquisition line of credit (the "Acquisition Facility") under which $4,200,000 was drawn on August 14, 1996. The Acquisition Facility bears interest at LIBOR + 2.5% (8.5% at September 30, 1996) and is due January 2001.

         The collateral for the Company's debt includes all Company owned vessels, partnership interests in Seabulk America Partnership, Ltd. and Seabulk Transmarine Partnership, Ltd., spare parts, fuel and supplies, and eligible accounts receivable.

         The Senior Note bears interest at 12%, payable semi-annually on March 31 and September 30. On August 14, 1996 and September 12, 1996, the Company repaid $13,490,000 and $1,700,000, respectively, of the principal balance of the Senior Note with a portion of the proceeds of the Offering and the exercise of the underwriters' over allotment option. Repayment of the balance of the Senior
Note is subordinated to the claims of the Company's principal banks for amounts outstanding under the Credit Facility.

         The terms of the Credit Facility and Senior Note prohibit the Company, or any of its wholly owned subsidiaries, from paying dividends on any class of common stock and restrict, among other things, the Company's ability to enter into new commitments or borrowings over specified amounts and dispose of assets outside of the ordinary course of business. In addition, the Company is required to maintain a minimum level of tangible net worth, as defined, and to prepay amounts outstanding under the Credit Facility to the extent of 50% of excess cash flow, as defined therein.

         The Junior Note bore interest at 8% compounded quarterly. The principal sum and all accrued and unpaid interest ($2,607,000 and $0 at December 31, 1995 and September 30, 1996, respectively) was repaid with a portion of the proceeds of the Offering ($15,115,000) and the issuance of shares of common stock (1,244,002).

         In connection with the acquisition of the outstanding common stock of an entity (See note 4), the Company assumed the entity's obligations under a $1,153,000 revolving line of credit secured by the outstanding accounts receivables generated by three chemical tankers. The revolving line of credit bears interest monthly at 7.0% of the outstanding amount. At September 30, 1996, $1,933,000 is outstanding under the line of credit which is due on demand.

         On August 14, 1996, the Company assumed approximately $34,650,000 of Title XI Debt in connection with the acquisitions of certain vessels (See note
4). The Title XI Debt is collateralized by First Preferred Mortgages secured by the HMI Petrochem and HMI Dynachem and bears interest at rates ranging from 5.9% to 10.1%. The debt is due in semi-annual principal and interest payments through December 1, 2006.

         The Company made interest payments of approximately $8,206,295 and $12,953,011 for the nine months ended September 30, 1995 and 1996, respectively.

3. INCOME TAXES

         For the nine months ended September 30, 1995 and 1996 the provision for income taxes was computed using an estimated annual effective tax rate of 0% and 37%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

4. ACQUISITIONS

         On January 31, 1996, the Company acquired nine offshore crew boats under capital lease obligations.

         On August 14, 1996, the Company purchased the remaining 50% of the outstanding common stock of an entity and acquired three chemical tankers. The aggregate purchase price of approximately $64,650,000 consisted of approximately $15,500,000 paid in cash with a portion of the proceeds from the Offering and the assumption of approximately $34,650,000 in mortgage obligations related to two of the vessels acquired, $7,000,000 under the Term Loan and $7,500,000 under a capital lease.

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

         On August 14, 1996, the Company acquired two supply boats and one crew boat. The aggregate purchase price of $6,825,000 was paid in cash with a portion of the proceeds of the Offering ($1,950,000), amounts drawn under the Acquisition Facility ($4,200,000) and the issuance of notes payables ($675,000).

         The operations of acquired vessels for the period subsequent to their acquisition dates are included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 1996.

5. EXTRAORDINARY ITEMS

         On August 14, 1996, the Company utilized common stock and a portion of the proceeds of the Offering to repay $25,000,000 and $15,190,000 of the Junior and Senior Notes, respectively. Accordingly, the Company recorded a loss on extinguishment of $8,016,000, net of a tax benefit of $1,405,000.

6. SUBSEQUENT EVENT

         On October 25, 1996, the Company purchased a vessel for cash of approximately $1,800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the Company's related disclosures previously filed with the Commission.

RECENT ACQUISITIONS

         The Company's results of operations have been and will be significantly affected by a series of acquisitions, aggregating 37 vessels, during 1995 and 1996 as summarized by area of operation in the following table:


                                                        NUMBER OF            ASSETS            AGGREGATE
                                           PERIOD     TRANSACTIONS          ACQUIRED           INVESTMENT
                                           ------     ------------          --------           ----------

Offshore Energy Support                   1995              1          7 crew boats         $5.9 million
                                          1996 (1)          6         10 supply boats

                                                                      11 crew boats         $40.6 million
Offshore and Harbor Towing                1995 (2)          1          1 tractor tug        $6.4 million
Chemical Transportation                   1996 (1)          1          3 chemical carriers  $64.7 million
Petroleum Product Transportation          1995              1          5 barges             $0.1 million


(1) 1996 transactions include ten supply boats, one crew boat, and three chemical carriers acquired in connection with the completion of the Company's initial public offering in August 1996, and the pending delivery of a crew/supply boat currently under construction scheduled for completion in November 1996.
(2) The amount reflects the cost to build the Company's tractor tug. The Company operates the tractor tug pursuant to an operating lease.

AREA OF OPERATIONS OVERVIEW

         The following financial information represents historical results by major areas of operations:

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED SEGMENTED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ---------------------------- -----------------------------
                                                        1995           1996           1995           1996
REVENUES:
MARINE SUPPORT SERVICES:
   Offshore Energy Support                         $       6,234 $       11,981 $       16,426 $       28,226
   Offshore & Harbor Towing                                2,994         $3,351          9,205         10,234
                                                   ------------- -------------- -------------- --------------
         Marine Support Services Revenues                  9,228         15,332         25,631         38,460

MARINE TRANSPORTATION  SERVICES:
    Chemical Transportation                                5,172          9,968         13,728         19,230
     Petroleum Product Transportation                      4,346          5,079         11,835         14,440
                                                   ------------- -------------- -------------- --------------
        Marine Transportation Revenues                     9,518         15,047         25,563         33,670
                                                   ------------- -------------- -------------- --------------
TOTAL REVENUES                                     $      18,746 $       30,379         51,194 $       72,130
                                                   ------------- -------------- -------------- --------------

OPERATING COSTS:
MARINE SUPPORT SERVICES:
   Offshore Energy Support                         $       3,474 $        5,750 $        9,413 $       15,371
   Offshore & Harbor Towing                                1,635          1,712          4,269          5,417
                                                   ------------- -------------- -------------- --------------
         Marine Support Services Operating Costs           5,109          7,462         13,682         20,788

MARINE TRANSPORTATION  SERVICES:
    Chemical Transportation                                2,944          5,997          8,453         11,693
     Petroleum Product Transportation                      2,802          3,099          7,347          9,608
                                                   ------------- -------------- -------------- --------------
         Marine Transportation Operating Costs             5,746          9,096         15,800         21,301
                                                   ------------- -------------- -------------- --------------
TOTAL OPERATING COSTS                              $      10,855 $       16,558 $       29,482 $       42,089
                                                   ------------- -------------- -------------- --------------

DIRECT OVERHEAD EXPENSE:
MARINE SUPPORT SERVICES:
   Offshore Energy Support                         $         636 $          659 $        1,483 $        1,859
   Offshore & Harbor Towing                                  281            337            733            992
                                                   ------------- -------------- -------------- --------------
         Marine Support Services Direct Overhead             917            996          2,216          2,851

MARINE TRANSPORTATION  SERVICES:
    Chemical Transportation                                  342            792          1,066          1,887
     Petroleum Product Transportation                        192            233            524            684
                                                   ------------- -------------- -------------- --------------
          Marine Transportation Direct Overhead              534          1,025          1,590          2,571
                                                   ------------- -------------- -------------- --------------
TOTAL DIRECT OVERHEAD                              $       1,451 $        2,021 $        3,806 $        5,422
                                                   ------------- -------------- -------------- --------------

FLEET EBITDA (1)
MARINE SUPPORT SERVICES:
   Offshore Energy Support                         $       2,124 $        5,572 $        5,530 $       10,996
   Offshore & Harbor Towing                                1,078          1,302          4,203          3,825
                                                   ------------- -------------- -------------- --------------
         Marine Support Services Fleet EBITDA (1)          3,202          6,874          9,733         14,821

MARINE TRANSPORTATION  SERVICES:
    Chemical Transportation                                1,886          3,179          4,209          5,650
     Petroleum Product Transportation                      1,352          1,747          3,964          4,148
                                                   ------------- -------------- -------------- --------------
         Marine Transportation Fleet EBITDA (1)            3,238          4,926          8,173          9,798
                                                   ------------- -------------- -------------- --------------
TOTAL FLEET EBITDA (1)                             $       6,440 $       11,800 $       17,906 $       24,619
                                                   ------------- -------------- -------------- --------------

Corporate Overhead Expense                                 1,724          2,015          5,361          5,627
                                                   ------------- -------------- -------------- --------------
EBITDA (1)                                                 4,716          9,785         12,545         18,992
Depreciation and Amortization Expense                      1,590          2,688          4,691          6,115
                                                   ------------- -------------- -------------- --------------
INCOME FROM OPERATIONS                             $       3,126 $        7,097 $        7,854 $       12,877
                                                   ============= ============== ============== ==============


(1) EBITDA (net income form continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not required by generally accepted accounting principles and should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity. Fleet EBITDA is EBITDA before corporate overhead expense.

REVENUE OVERVIEW

         MARINE SUPPORT SERVICES

         Revenue derived from vessels providing marine support services is attributable to the Company's offshore energy support and its offshore and harbor towing operations. Revenue derived from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling exploration and production activities.

         The following table sets forth the average day rates and utilization percentages achieved by offshore supply boats and crew boats owned or operated by the Company in the Gulf of Mexico for the periods indicated:

                                                               1995                       1996
                                                               ----                       ----
                                                    Q1      Q2       Q3       Q4       Q1       Q2      Q3
                                                    --      --       --       --       --       --      --
Number of supply boats at end of period             10       10       10       10       10      11       16
Average supply boat day rates (1)               $2,886   $2,843   $3,113   $3,244   $3,448  $4,080   $5,034
Average supply boat utilization (2)                 71%      76%      84%      93%      92%    100%      97%
Number of crew boats at end of period (3)           26       26       26       26       35      35       36
Crew boat day rates (1) (3)                     $1,444   $1,412   $1,422   $1,458   $1,460  $1,466   $1,528
Average crew boat utilization (2) (3)               79%      81%      90%      91%      89%     93%      96%



(1) Average day rates are calculated by dividing total vessel revenue by the total number of days the vessel worked.
(2) Utilization percentages are calculated by dividing the fleet average number of days worked by 365.
(3)      Excludes utility boats.

         Increased activity in the Gulf of Mexico since the second quarter of 1995 has been primarily attributable to improvements in seismic technology in the oil and gas exploration industry.

         MARINE TRANSPORTATION SERVICES

         Revenue derived from vessels providing marine transportation services is attributable to the Company's chemical and petroleum product transportation operations. Generally, demand for industrial chemical transportation services coincides with economic activity. Since 1989, revenue derived from chemical transportation operations has been entirely attributable to the operations of Ocean Specialty Tankers Corporation ("OSTC"), a company owned equally by OMI Corp. ("OMI") and the Company until August 1996, when the Company acquired from OMI three chemical carriers and its 50% interest in OSTC. The Company's five chemical carriers are chartered to OSTC which markets them under a pooling arrangement.

         The Company's petroleum product transportation operations consist of its product carrier, the Seabulk Challenger, and its fuel barging operating subsidiary, Sun State Marine Services, Inc. ("Sun State"). Since entering service in 1975, the Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. Revenue from Sun State's towboat and fuel barges has been derived primarily from contracts of affreightment with Florida Power and Light and Steuart Petroleum Co. that require Sun State to transport fuel as needed by those two customers, with the Florida Power and Light contract having a guaranteed minimum utilization.

OVERVIEW OF OPERATING EXPENSES, DEPRECIATION AND CAPITAL EXPENDITURES

         The Company's operating expenses are primarily a function of fleet size and utilization levels. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repair, drydocking amortization, insurance and fuel.

         The crews of the Company's chemical and product carriers are paid on a time-for-time basis by which they receive paid leave in proportion to time served aboard a vessel. The crews of certain tugs, towboat, and offshore energy support vessels are paid only for days worked.

         Charter hire consists primarily of payments made with respect to the bareboat charters of the Seabulk Challenger and Seabulk Magnachem which were acquired pursuant to leveraged lease transactions and operating lease payments on the tractor tug Broward. The Company also pays charter hire when it charters harbor tugs to meet requirements in excess of its own tugs' availability.

         All maintenance and repair costs of less than $5,000 for product and chemical tankers and $3,000 for all other vessels are treated as operating expenses. Maintenance and repair costs which exceed these thresholds are capitalized only if they extend the life of a vessel or increase its value.

         Under applicable regulations, the Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. The Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's other harbor tugs and towboats generally are not required to be drydocked on a specific schedule. The Company employs the deferral method of accounting to recognize its drydocking expense. Under the deferral method, capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking.

         Insurance costs consist primarily of premiums paid for (i) protection and indemnity insurance for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member and through the commercial insurance markets; (ii) hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and (iii) general liability and other traditional insurances, which are provided through the commercial insurance markets. Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Revenue. Revenue increased 62% to $30.4 million for the three months ended September 30, 1996 from $18.7 million for the three months ended September 30, 1995 primarily due to increased revenue in the Company's offshore energy support, petroleum product transportation and chemical transportation operations.

         Revenue from offshore energy operations increased 92% to $12.0 million for the three months ended September 30, 1996 from $6.2 million for the three months ended September 30, 1995 primarily due to acquisitions and greater utilization of and day rates for supply and crew boats resulting from increased offshore exploration and production activity. During the 1996 period, day rates for supply boats owned, operated, or managed by the Company increased 62% from the 1995 period, while day rates for crew boats owned, operated, or managed by the Company increased 7% from the 1995 period. Utilization of supply boats increased to 97% for the 1996 period from 84% for the 1995 period, and utilization of crew boats increased to 96% for the 1996 period from 90% for the 1995 period.

         Petroleum product transportation revenue increased 17% to $5.1 million for the three months ended September 30, 1996 from $4.3 million for the three months ended September 30, 1995 primarily due to increased movements of petroleum products by the Company's towboats and barge fleet as a result of the cold winter and higher natural gas prices.

         Chemical transportation revenue increased 93% to $10.0 million for the three months ended September 30, 1996 from $5.2 million for the three months ended September 30, 1995 primarily due to acquisitions.

         Revenue from offshore and harbor tug operations increased 12% to $3.4 million for the three months ended September 30, 1996 from $3.0 million for the three months ended September 30, 1995 primarily as a result of increased tanker and freighter traffic in Port Everglades. Revenue also increased in the port of Mobile due to a tariff increase and an increase in port traffic.

         Operating Expenses. Operating expenses increased 53% to $16.6 million for the three months ended September 30, 1996 from $10.9 million for the three months ended September 30, 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 55% for the three months ended September 30, 1996 from 58% for the three months ended September 30, 1995.

         Overhead Expenses. Overhead expenses increased 27% to $4.0 million, or 13% of revenues, for the three months ended September 30, 1996 from $3.2 million, or 17% of revenues, for the three months ended September 30, 1995 primarily due to an increase in staffing requirements due to acquisitions.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 69% to $2.7 million for the three months ended September 30, 1996 compared with $1.6 million for the three months ended September 30, 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 127% to $7.1 million, or 23% of revenue, for the three months ended September 30, 1996 from $3.1 million, or 17% of revenue, for the three months ended September 30, 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense remained relatively stable at $2.9 million, or 10% of revenue, for the three months ended September 30, 1996 as compared to $2.9 million, or 15% of revenue, for the three months ended September 30, 1995 primarily as a result of debt incurred in connection with acquisitions.

         Net Income (Loss). The Company had a net loss of $5.5 million for the three months ended September 30, 1996 after having net income of $0.2 million for the three months ended September 30, 1995 primarily as a result of non-recurring charges of $8.0 million, net of a $1.4 million income tax benefit, related to an early extinguishment of debt.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Revenue. Revenue increased 41% to $72.1 million for the nine months ended September 30, 1996 from $51.2 million for the nine months ended September 30, 1995 primarily due to increased revenue in the Company's offshore energy support, petroleum product transportation and chemical transportation operations.

         Revenue from offshore energy operations increased 72% to $28.2 million for the nine months ended September 30, 1996 from $16.4 million for the nine months ended September 30, 1995 primarily due to acquisitions and greater utilization of supply and crew boats and higher day rates resulting from increased offshore exploration and production activity. During the 1996 period, day rates for supply boats owned, operated, or managed by the Company increased 42% from the 1995 period, and day rates for crew boats owned, operated, or managed by the Company increased 4% from the 1995 period. Utilization of supply boats increased to 96% for the 1996 period from 77% for the 1995 period, and utilization of crew boats increased to 93% for the 1996 period from 83% for the 1995 period.

         Petroleum product transportation revenue increased 22% to $14.4 million for the nine months ended September 30, 1996 from $11.8 million for the nine months ended September 30, 1995 primarily due to increased movements of product by the Company's towboats and barge fleet as a result of the cold winter and higher natural gas prices.

         Chemical Transportation revenue increased 40% to $19.2 million for the nine months ended September 30, 1996 from $13.7 million for the nine months ended September 30, 1995 primarily due to acquisitions.

         Revenue from offshore and harbor tug operations increased 11% to $10.2 million for the nine months ended September 30, 1996 from $9.2 million for the nine months ended September 30, 1995 primarily as a result of increased tanker and freighter traffic in Port Everglades. Revenue also increased in the port of Mobile due to a tariff increase and an increase in port traffic.

         Operating Expenses. Operating expenses increased 43% to $42.1 million for the nine months ended September 30, 1996 from $29.5 million for the nine months ended September 30, 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses remained stable at 58% for the nine months ended September 30, 1996 from 58% for the nine months ended September 30, 1995.

         Overhead Expenses. Overhead expenses increased 21% to $11.0 million, or 15% of revenues, for the nine months ended September 30, 1996 from $9.2 million, or 18% of revenues, for the nine months ended September 30, 1995 primarily due to an increase in professional fees relating to pending litigation. Additionally, salaries and benefits increased as a result of an increase in staffing requirements due to acquisitions.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 30% to $6.1 million for the nine months ended September 30, 1996 compared with $4.7 million for the nine months ended September 30, 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 64% to $12.9 million, or 18% of revenue, for the nine months ended September 30, 1996 from $7.9 million, or 15% of revenue, for the nine months ended September 30, 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 3% to $8.8 million, or 12% of revenue, for the nine months ended September 30, 1996 from $8.5 million, or 17% of revenue, for the nine months ended September 30, 1995 primarily as a result of debt incurred in connection with acquisitions.

         Net Income (Loss). The Company had a net loss of $5.3 million for the nine months ended September 30, 1996 after incurring a net loss of $0.6 million for the nine months ended September 30, 1995 primarily as a result of non-recurring charges of $8.0 million, net of $1.4 million in income taxes, related to an early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels and debt service requirements.

         The Company's principal sources of cash have been proceeds from borrowings, cash provided by operating activities, and proceeds from the initial public offering of its Class A Common Stock in August 1996. In September 1994, the Company entered into the Credit Facility, as amended effective August 1996, currently provides for a $60.5 million term loan, a $10.0 million revolving line of credit, a $19.9 million vessel acquisition credit line which decreases to $11.5 million over a four-year period, and a $5.6 million letter of credit. Advances under the vessel acquisition credit line may not exceed either (i) 70% of the lesser of the purchase price or appraised value of the vessel being acquired, or (ii) a multiple of six times the EBITDA of the acquisition. At September 30, 1996, aggregate borrowings under the Credit Facility were $70.2 million. Also in September 1994, the Company issued $25.0 million of Senior Notes and $25.0 million of Junior Notes at discounts resulting in proceeds of $23.1 million and $17.5 million, respectively. Borrowings under the Credit Facility, the Senior Notes, and the Junior Notes were utilized primarily to repay other indebtedness and to fund vessel acquisitions.

         In August 1996, the Company completed the initial public offering of its Class A Common Stock, which resulted in net proceeds to the Company of approximately $75.9 million. Of such net proceeds, (i) approximately $35.6 million was used to fund part of the cash portion of the $97.5 million aggregate purchase price of the three chemical carriers acquired from OMI, ten offshore supply boats, and a crew boat, and (ii) approximately $40.3 million was used to repay certain indebtedness. The aggregate purchase price of such acquisitions was $99.7 million, consisting of approximately $37.7 million in cash and the assumption or issuance of $62.0 million of debt obligations. The cash portion of the purchase price not funded with proceeds from the initial public offering was funded with general corporate funds. Indebtedness repaid with proceeds from the Offering included $6.8 million under the Credit Agreement, $0.6 million of accrued interest on and $13.5 million of principal of the Senior Notes, and $15.1 million of accrued interest and principal under the Junior Notes. The $13.9 million balance of the outstanding principal under the Junior Notes was converted into Class A and Class B Common Stock in September 1996. As of September 30, 1996, $9.0 million of accrued interest and principal under the Senior Notes was outstanding.

         As of September 30, 1996, the Company had, under its Credit Facility, $60.5 million outstanding under the term loan, $4.2 million outstanding under the vessel acquisition credit line, and $5.5 million outstanding under the line of credit. Borrowings under the Credit Facility bear interest at prime or LIBOR, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvement of its fleet, and acquisitions. The Company's outstanding indebtedness at September 30, 1996, was approximately $134.3 million. Debt service requirements from September 30 through the remainder of 1996 will include principal and interest payments of approximately $4.0 million and $2.7 million, respectively (assuming interest rates remain steady), and operating lease obligations for the remainder of 1996 will total approximately $0.2 million. In 1997, the Company's principal and interest payment obligations will be approximately $14.9 and $9.8 million, respectively, and operating lease obligations will be approximately $3.9 million.

         Capital requirements for vessel maintenance and improvement are estimated to be $12.0 million for 1996, of which $9.1 million had been recorded as either capital expenditures or construction in progress as of September 30, 1996, and $15.0 million for 1997.

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

         The Company is the defendant in litigation in which one of the shipyards that completed the Seabulk America is seeking additional payments aggregating $8.5 million for its work and $10.0 million of punitive damages. Although the Company believes the shipyard's claims are without merit and has asserted counterclaims aggregating $5.6 million, the Company has obtained a bank letter of credit to finance up to $5.6 million of any additional payment that it might ultimately be required to make pursuant to this litigation.

         At September 30, 1996, the Company had working capital of $0.5 million. The Company believes that cash generated from operations and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources, together with the potential use of equity financing, will allow the Company to pursue its strategy of growth through acquisitions. As future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

EFFECTS OF INFLATION AND SEASONALITY

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

NEW ACCOUNTING STANDARDS

         In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("FASB Statement No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FASB Statement No. 121 in the first quarter of 1996 and the effect of adoption was not material.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Exhibits

         27 Financial Data Schedule (for SEC use only)

2.  Reports on Form 8-K

         The Company's Current Report on Form 8-K dated August 14, 1996 reporting on the acquisition of certain vessels, filed with the Securities and Exchange Commission on August 23, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hvide Marine Incorporated


By:      /s/ John J. Krumenacker
         -----------------------
         John J. Krumenacker        Controller and Chief Accounting Officer

Date:    November 13, 1996