Form 10-Q/A
period 1996-06-30
HVIDE MARINE INC
filed 1996-12-11
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


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

                   Yes    X*                          No

* Registration under Section 12(g) effective August 8, 1996.

There were 7,644,291 and 3,419,577 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at September 18, 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.
       27 -- Financial Data Schedule

b.     Reports on Form 8-K.

       The Company's Current Report on form 8-K dated August 14, 1996 reporting on the acquisition of certain vessels, filed with the Securities and Exchange commission on August 23, 1996



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HVIDE MARINE INCORPORATED






/S/  JOHN J. KRUMENACKER
-----------------------------------------------------
John J. Krumenacker
Controller and Chief Accounting Officer

December 11, 1996