Form 10-K
period 1996-12-31
HVIDE MARINE INC
filed 1997-03-31
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

                           Commission File Number 0-28732

                              HVIDE MARINE INCORPORATED
               (Exact name of registrant as specified in its charter)

                    Florida                            65-0524593
          State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification Number)

          2200 Eller Drive, P.O. Box 13038
          Ft. Lauderdale, Florida                          33316
           (Address of principal executive offices)        (Zip Code)

         Registrant's telephone number, including area code:  (954) 523-2200

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 27, 1997 (computed by reference to the closing price of such stock on the Nasdaq National Market) was $266,032,348.

         As of March 24, 1997, there were 11,647,791 shares of the registrant's Class A Common Stock outstanding and 3,419,577 shares of its Class B Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                                    WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 1997 Annual Meeting of Stockholders                    Part III

--------------------------------------------------------------------------------

                          HVIDE MARINE INCORPORATED

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                                                           PAGE


                                                      PART I
 1       Business...........................................................................................   1
 2       Properties.........................................................................................  14
 3       Legal Proceedings..................................................................................  15
 4       Submission of Matters to a Vote of Security Holders................................................  16
 4a      Executive Officers of the Registrant...............................................................  16

                                                      PART II

 5       Market for Registrant's Common Equity and Related Stockholder Matters..............................  19
 6       Selected Financial Data............................................................................  19
 7       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  22
 8       Financial Statements...............................................................................  33
 9       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  33

                                                     PART III

10       Directors and Executive Officers of the Registrant.................................................  34
11       Executive Compensation.............................................................................  34
12       Security Ownership of Certain Beneficial Owners and Management.....................................  34
13       Certain Relationships and Related Transactions.....................................................  35

                                                      PART IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  35

                                       PART I

ITEM 1.  BUSINESS

GENERAL

         Hvide Marine Incorporated (the "Company") provides marine support and transportation services primarily in the U.S. domestic trade and principally to the energy and chemical industries. The Company is the third largest operator of supply and crew boats in the U.S. Gulf of Mexico. In addition, the Company is the sole provider of commercial tug services in Port Everglades and Port Canaveral, Florida, and a leading provider of such services in Mobile, Alabama. The Company also transports petroleum products and specialty chemicals in the U.S. domestic trade, a market insulated from international competition under the Jones Act. Four of the Company's five chemical carriers are among the last independently owned chemical carriers scheduled to be retired under the Oil Pollution Act of 1990 ("OPA 90").

         The Company began operations in 1958 as a harbor tug operator and in 1975 acquired its first petroleum product carrier. It began transporting specialty chemicals in 1977 and expanded into the operation of offshore energy support vessels with the acquisition of eight supply boats in 1989. In 1994, the Company substantially expanded its fleet, adding 20 crew boats, six supply boats, and two utility boats to its offshore energy support fleet and an 18-vessel tug and barge fleet to its petroleum product transportation operations.

         In January 1996, the Company acquired eight crew boats, and in August 1996, utilizing the proceeds of its initial public offering, it acquired three chemical carriers, 10 offshore supply boats, and one crew boat. In January 1997, the Company completed a second public offering, a portion of the proceeds of which are being utilized to fund further fleet expansions. From December 1996 through February 1997, the Company acquired three offshore supply boats, three crew boats, one offshore anchor handling tug, and two harbor tugs. As of February 28, 1997, the Company had entered into agreements or letters of intent relating to the acquisition or construction of an additional five offshore supply boats, eight crew boats, and three ship-docking modules.

         The Company's principal office is located at 2200 Eller Drive, Fort Lauderdale, Florida 33316, and its telephone number is (954) 523-2200.

OPERATIONS

         All marine transportation between points in the United States, including drilling rigs affixed to the U.S. outer continental shelf, is restricted by law to vessels built and registered in the United States and owned and manned by U.S. citizens. The U.S. domestic trade includes a number of market segments, including the servicing of domestic offshore oil and gas drilling and production platforms, the providing of offshore and harbor towing services to the offshore energy industry, tankers and other vessels, and the transportation of fuels, petroleum products, and chemicals along and between U.S. coasts. All of the Company's vessels are eligible to participate in the U.S. domestic trade except for two Panamanian-flag offshore supply boats operating in Southeast Asia pursuant to contracts expiring in 1998.

  MARINE SUPPORT SERVICES

         Offshore Energy Support. Marine support vessels serving offshore energy exploration and production operations are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning, and ongoing operation of oil and gas production platforms. Offshore energy support vessels are hired by oil companies and others engaged in offshore exploration activities, generally on a short-term (less than six months) basis at varying day rates. See "Customers and Charter Terms." Demand for such vessels, and the level of day rates paid for their utilization, depend upon the level of drilling activity, which, in turn, is dependent upon oil and gas prices, which are highly cyclical. The types of vessels primarily utilized in these activities are supply boats, crew boats, and anchor handling vessels.

         Supply Boats. Supply boats (also called workboats) are generally at least 150 feet in length and serve exploration and production facilities and support offshore construction and maintenance activities. Supply boats are differentiated from other vessel types by cargo flexibility and capacity. In addition to transporting deck cargo, such as drill pipe and heavy equipment, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement, and dry bulk mud. With their relatively large liquid mud and dry bulk cement capacity and large areas of open deck space, they are generally in greater demand than other types of support vessels for exploration and workover drilling activities.

         The following table sets forth certain information concerning the 27 supply boats currently owned and operated by the Company and the four supply boats that the Company has agreed to acquire. The Company has also entered into a contract for the construction of one new supply boat.

                                                                LENGTH   YEAR BUILT/   AREA OF
       SUPPLY BOAT NAME(1)                                      (FEET)     REBUILT      HORSEPOWER      OPERATION
Seabulk New York(2).........................................     225      1975/1997        4,300      U.S. Gulf
Seabulk New Jersey(2).......................................     225      1975/1997        4,300      U.S. Gulf
Seabulk Minnesota...........................................     205      1976/1994        2,250      U.S. Gulf
Seabulk Montana(4)..........................................     205      1974/1994        5,350      U.S. Gulf
Matagorda Island(3)(4)......................................     191        1980           3,900      U.S. Gulf
Seabulk North Carolina(4)(5)................................     190      1979/1993        4,000      U.S. Gulf
Seabulk Colorado............................................     185      1982/1994        2,250      U.S. Gulf
Seabulk Missouri............................................     185        1982           2,250      U.S. Gulf
Seabulk Arkansas............................................     185        1982           2,250      U.S. Gulf
Jefferson(3)(4).............................................     185        1981           3,900      U.S. Gulf
Seabulk Wyoming.............................................     185        1979           2,250      Cameron
Sabine(3)(4)................................................     185        1979           3,900      U.S. Gulf
Seabulk Hawaii..............................................     180      1979/1995        3,000      U.S. Gulf
Seabulk Georgia.............................................     180        1984           3,000      U.S. Gulf
Seamark South Carolina(4)(6)................................     180        1983           3,000      SE Asia
Seabulk California..........................................     180        1982           2,250      U.S. Gulf
Seabulk Florida.............................................     180        1982           2,250      U.S. Gulf
Seabulk Alabama.............................................     180        1982           2,250      U.S. Gulf
Seamark Mississippi(6)......................................     180        1982           2,250      SE Asia
Seabulk Texas...............................................     180        1982           2,250      U.S. Gulf
Seabulk Louisiana...........................................     180        1982           2,250      U.S. Gulf
Seabulk Rhode Island........................................     180        1980           2,700      U.S. Gulf

Aransas(3)..................................................     180        1980           1,950      U.S. Gulf
Ross Seal...................................................     176      1977/1987        1,700      SE Asia
Seabulk Vermont.............................................     176        1977           1,700      Egypt
Seabulk Kentucky............................................     175        1983           2,400      U.S. Gulf
Seabulk Tennessee...........................................     175        1983           2,400      U.S. Gulf
Seabulk Oregon..............................................     175        1979           2,250      U.S. Gulf
Seabulk Washington..........................................     175        1978           2,250      U.S. Gulf
Seabulk Maryland(5).........................................     165        1980           1,860      U.S. Gulf
Seabulk Virginia(5).........................................     165        1979           1,860      U.S. Gulf

(1)Certain names reflect name changes currently in process.
(2)Vessel expected to be put into service during second quarter of 1997.
   Vessel data reflect upgrading, refurbishment, and lengthening.
(3)Vessel to be acquired.
(4)Anchor handling tug/supply vessel.
(5)The Company is bareboat charterer and operator with an option to purchase the vessel at the end of the bareboat charter for a nominal amount.
(6)These offshore supply boats are currently chartered to a joint venture in which the Company has a 49% interest and are operated by the joint venture in Southeast Asia. The Company receives bareboat charter hire, which is at a rate that is approximately equivalent to the capital costs of the vessels, and has the right to receive a 49% share of net income from the venture. The joint venture has the right to purchase each vessel for $300,000 upon expiration of the charters in August 1998.

         Six of the vessels included in the foregoing table are anchor handling tug/supply vessels. Anchor handling vessels are more powerful than supply boats and are capable of towing and positioning drilling rigs, production facilities, and construction barges. Some are specially equipped to assist tankers while they are loading from single-point buoy mooring systems.

         Crew Boats. Crew boats (also called crew/supply boats) are faster and smaller than supply boats and are utilized primarily to transport light cargo, including food and supplies, and personnel to and among production platforms, rigs, and other offshore installations. They can be chartered together with supply boats to support drilling or construction operations or separately to serve the various requirements of offshore production platforms. Crew boats are typically constructed of aluminum and generally have longer useful lives than steel-hull supply boats. Crew boats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions.

         The following table sets forth certain information concerning the 40 crew and two utility boats currently owned or operated by the Company and the two crew boats the Company has agreed to acquire.

                                                                             LENGTH   YEAR BUILT/
      CREW BOAT NAME(1)                                                       (FEET)      REBUILT    HORSEPOWER
Seabulk St. Frances........................................................     152        1996          4,400
Seabulk St. Charles(2).....................................................     152        1993          3,820
Seabulk Winn...............................................................     135        1991          3,056
Seabulk Galveston..........................................................     135        1990          3,056
Seabulk Bossier............................................................     135        1990          3,056
Sea Robin III..............................................................     135        1978          2,250
Seabulk Acadia.............................................................     135        1995          3,300
Seabulk Monroe.............................................................     135        1993          3,056
Capt. Evan(3)..............................................................     135        1991          3,056
Capt. Rami(3)..............................................................     135        1991          3,056
Seabulk Lexington..........................................................     135        1991          3,056
Seabulk LaFourche..........................................................     130        1991          2,040

Seabulk Houston............................................................     125        1985          2,600
Seabulk Lafayette..........................................................     125        1985          2,040
Seabulk Starr..............................................................     120        1984          2,040
ThunderU.S.A...............................................................     120        1984          2,040
Seabulk Lamar..............................................................     120        1980          2,040
Seabulk Liberty............................................................     110        1985          2,040
Thunderplanet..............................................................     110        1982          2,040
Seabulk Mobile.............................................................     110        1982          2,040
Seabulk Evangeline.........................................................     110        1981          2,040
Thunderwar.................................................................     110        1981          2,040
Seabulk Madison............................................................     110        1980          2,040
Seabulk Bay................................................................     110        1980          2,040
Seabulk Beauregard.........................................................     110        1980          2,040
Seabulk Jackson............................................................     110        1980          2,100
David Jr.(4)...............................................................     110        1980          2,820
Seabulk Jasper(4)..........................................................     110        1980          2,820
Seabulk Nassau.............................................................     110        1979          2,040
Seabulk Aransas............................................................     110        1978          2,100
Ralph Thompson(4)..........................................................     110        1978          2,820
Seabulk Albany(4)..........................................................     110        1978          2,820
Seabulk Austin(5)..........................................................     110        1978          1,080
Seabulk Baldwin(4).........................................................     110        1976          2,400
Seabulk Claiborne(4).......................................................     110        1975          2,400
Seabulk Baton Rouge(4)(5)..................................................     100        1981            910
Thundereagle...............................................................     100      1977/1995       1,530
Seabulk Cameron............................................................     100      1976/1995       1,530
Thundercat.................................................................     100      1976/1995       1,530
Seabulk Sabine.............................................................     100      1976/1995       1,530
Seabulk Orleans............................................................     100        1981          1,530
Seabulk Iberia.............................................................     100        1981          1,530
Rig Runner(4)..............................................................      90        1974          1,650
Seabulk Maverick...........................................................      85        1976          1,200

(1) Certain names reflect name changes currently in process.
(2) The Company is bareboat charterer and operator with an option to purchase the Seabulk St. Charles, at the end of the bareboat charter in 2002 for $400,000.
(3) Vessel to be acquired.
(4) The Company is bareboat charterer and operator with an option to purchase the vessel at the end of the bareboat charter for a nominal amount.
(5) Utility vessel.

         Offshore and Harbor Towing. Offshore and harbor towing services are provided by tugs to vessels utilizing the ports in which the tugs operate and to vessels at sea to the extent required by environmental regulations, casualty, or other emergency. The Company's anchor handling tug/supply boats and offshore towing-equipped tugs have been engaged in towing a wide variety of barges carrying heavy equipment, refinery modules, and petroleum products for the energy industry in the U.S. Gulf of Mexico, the Atlantic Ocean, and the Mediterranean Sea.

         Charges for docking services are based on a fixed rate per job, and those for towing services are based on hourly or daily rates. In most ports, competition is unregulated, although a few port authorities -- including Port Canaveral and Port Everglades, Florida where a majority of the Company's tugs operate -- grant non-exclusive franchises to harbor tug operators. Rates are unregulated in franchised ports served by the Company. See "Customers and Charter Terms." Each port is generally a distinct market for harbor tugs, even though harbor tugs can be moved from port to port. Demand for towing services depends on vessel traffic, which is in turn generally dependent on local and national economic conditions. OPA 90 and current state legislation require oil tankers to be escorted in and around certain ports located in Alaska and the U.S. Pacific coast. The Company anticipates that such regulatory requirements will be expanded, increasing the demand for specially designed tractor tugs, such as the Broward, to perform escort services.

         The tugs currently owned or operated by the Company serve Port Everglades and Port Canaveral, Florida and Mobile, Alabama, where they primarily assist product carriers, barges, other cargo vessels, and cruise ships in docking and undocking and in proceeding in confined waters. In 1995, the Company took delivery of the Broward, a tractor tug that it operates pursuant to a long-term operating lease. Tractor tugs have forward-mounted, omni-directional propulsion units, giving them a high degree of maneuverability and control over the operation of an escorted vessel, and are generally considered superior for tanker escort service. In December 1996, the Company entered into one-year bareboat charters of two newly constructed 4,000-hp tugs equipped with omni-directional propulsion units and having some of the capabilities of tractor tugs. These tugs are serving as harbor tugs in Mobile, enabling two of the Company's harbor tugs to be utilized in offshore towing activities. In December 1996 and January 1997, the Company acquired one offshore towing-equipped tug and two harbor tugs, respectively. The offshore towing-equipped tug is being operated in the U.S. Gulf and the harbor tugs are being operated in Port Everglades and Port Canaveral. The Company now operates five tugs with offshore towing capabilities that conduct a variety of offshore towing services in the U.S. Gulf and the Atlantic Ocean.

         The following table sets forth certain information with respect to the 14 tugs owned or operated by the Company and the two tugs chartered by the Company.

                                                                     LENGTH       YEAR BUILT/
     VESSEL NAME                                      HORSEPOWER     (FEET)         REBUILT           PORT
Broward(1).........................................     5,100          100           1995         Port Everglades
Vigilant(1)........................................     4,600          120         1981/1994      Offshore
Ft. Lauderdale.....................................     4,200           90         1971/1996      Port Everglades
Hollywood(1).......................................     4,200          106           1985         Offshore
Mobile Power.......................................     4,100           98         1957/1986      Mobile
Z-One(2)...........................................     4,100           94           1996         Mobile
Z-Two(2)...........................................     4,000           94           1996         Mobile
Delaware...........................................     4,000          107         1952/1990      Mobile
Mary Dee Sanders...................................     3,600          105         1941/1984      Port Canaveral
Mobile Pride(1)....................................     3,300          107         1969/1989      Offshore
Paragon(1).........................................     3,300          105      1978/1989/1996    Offshore
Mobile Persistence(3)..............................     3,000           98         1940/1975      Port Canaveral
Brevard............................................     2,400           88      1945/1986/1996    Port Canaveral
Captain Brinn......................................     2,145           88         1960/1986      Port Canaveral
Everglades.........................................     2,145           88         1956/1984      Port Everglades
Manatee............................................     2,145           88         1959/1982      Port Everglades

(1)Equipped for offshore towing.
(2)Vessel operated under a one-year bareboat charter.
(3)Expected to be retired in the second quarter of 1997.

         The Company has contracted for the construction of three ship-docking modules, or SDM(TM)s, for delivery in late 1997 or early 1998. SDM(TM)s are innovative ship-docking vessels that are designed to be more maneuverable, efficient, and flexible than harbor tugs. In addition, they are expected to have lower operating costs than harbor tugs because they require fewer crew members. Company personnel, working in conjunction with consulting marine engineers and architects, prepared the conceptual design and detailed specifications for the SDM(TM)s. The Company has filed a patent application on the design. It is currently anticipated that one SDM(TM) will operate in Port Everglades and two in Mobile and that their deployment will make one or two of the bareboat chartered tugs available for alternative service or redelivery to their owner.

  MARINE TRANSPORTATION SERVICES

         Chemical Transportation. In the domestic chemical transportation trade, vessels carry chemicals primarily from chemical manufacturing plants and storage tank facilities along the U.S. Gulf of Mexico coast to industrial users in and around the Atlantic and Pacific coast ports and along inland rivers and waterways. The chemicals primarily transported are caustic soda, alcohols, chlorinated solvents, paraxyzlene, alkylates, toluene, methyl tertiary butyl ether (MTBE), phosphoric acid, and lubricating oils. Certain of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks. Many are very sensitive to contamination and require special cargo-handling equipment.

         The Company estimates that approximately 11% (in terms of tonnage) of bulk domestic chemical transportation is waterborne, with the remainder transported by rail. The Company also estimates that approximately 60% of that waterborne trade is in specialty chemicals, such as caustic soda, which can be transported only by specially designed vessels. Although chemical carriers and petroleum product carriers are similar in design, vessels engaged in the transportation of petroleum products generally lack the large number of small tanks, special tank coatings, and sophisticated cargo-handling capability necessary to operate in the parcel or specialty chemical trade. Parcel shipments are usually carried pursuant to contracts of affreightment by which a shipper contracts for the use of a portion of a vessel's cargo capacity. See "Customers and Charter Terms." Management believes that there are 13 specialty chemical carriers active in the domestic trade, of which nine are independently operated and four are owned by chemical or other companies that use the vessels to transport cargoes for their own accounts. In addition to the specialty chemical tankers, there are 44 tankers and 90 barges in the U.S.-flag domestic fleet over 10,000 gross tons that are capable of carrying some so-called "easy chemicals," such as gasoline additives (e.g. MTBE), and that compete with specialty chemical carriers for the transportation of those chemicals.

         The Company's chemical carriers are the 298,000-barrel, 39,300 dwt Seabulk Magnachem, the 297,000-barrel, 46,300 dwt Seabulk America, the 360,000-barrel, 50,900 dwt HMI Dynachem, the 360,000-barrel, 50,900 dwt HMI Petrochem, and the 260,000-barrel, 37,100 dwt HMI Astrachem, which are primarily engaged in the U.S. domestic chemical parcel trade. The Company operates the Seabulk Magnachem pursuant to a long-term bareboat charter. The Company owns a 67% economic interest, and Stolt Tankers (U.S.A.), Inc. owns the remaining 33% economic interest, in the Seabulk America.

         The Seabulk Magnachem, the Seabulk America, the HMI Dynachem, and the HMI Petrochem have full double bottoms (as distinct from double hulls) and the HMI Astrachem has a partial double bottom. Double bottoms provide increased protection over single hull vessels from a spill in the event of a mishap. The Company's chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals transported by the Company are hazardous substances. Voyages are currently generally conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Norfolk, Wilmington, North Carolina, and Charleston, South Carolina.

         Pursuant to the requirements of OPA 90, the Seabulk America, the HMI Dynachem, the HMI Petrochem, and the Seabulk Magnachem, which were built with full double bottoms but not double sides, cannot be utilized to transport petroleum and petroleum products in U.S. commerce after 2015, 2011, 2011, and 2007, respectively. The HMI Astrachem, which has a partial double bottom, cannot be so utilized after 2000. See "Environmental and Other Regulation -- Clean Water Regulations." They may, however, be permitted to continue to carry certain chemicals in U.S. commerce and may be redocumented in another country and transport chemicals in non-U.S. trades. Although it has no current plans to do so, the ITB design of the Seabulk Magnachem would allow the Company to replace only the cargo-carrying portion of the vessel with a double-hull barge, which the Company anticipates would be substantially less expensive than constructing an entirely new double-hull conventional tank vessel.

         The Company markets the five chemical carriers through its wholly owned subsidiary OSTC. OSTC books cargoes either on a spot (movement-by-movement) or time basis. Approximately 75% of contracts for cargo are committed on a 12- to 18-month basis, with minimum and maximum cargo tonnages specified over the period at fixed rates per ton. The HMI Dynachem and HMI Astrachem are currently chartered to major oil companies under charters that expire in August 1997 and November 1997, respectively. Upon the expiration of these charters, the Company intends to enter into new contracts of affreightment or time charters to market those vessels. OSTC is often able to generate additional revenues by chartering cargo space on competitors' vessels and by expanding the carriers' backhaul (return voyage) opportunities.

         Petroleum Product Transportation. In the domestic energy transportation trade, oceangoing and inland-waterway vessels transport fuel and other petroleum products, primarily from the U.S. Gulf of Mexico coast refineries and storage facilities, to utilities, waterfront industrial facilities, and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts, and inland rivers. The inventory of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980 as vessels have reached the end of their useful lives and the cost of constructing a vessel in the United States (a requirement for U.S. domestic trade participation) has exceeded the level at which it was economically feasible to order a new vessel.

         Seabulk Challenger. The Company's 320,000-barrel, 39,300 dwt CATUG(R) ITB Seabulk Challenger is engaged in the transportation of fuel and other petroleum products from refineries in Texas and Louisiana to tank farms and industrial sites primarily in Port Everglades, Tampa, and Jacksonville, Florida. Delivered in 1975, the Seabulk Challenger has six cargo segregations and was the first CATUG(R) ITB constructed in the world. Like the Seabulk Magnachem, it enjoys certain manning and other advantages over conventional tank vessels. In 1989 and 1991, the vessel had extensive steel renewals and tank recoatings. In addition, in 1991 the vessel was outfitted with an inert-gas system at the expense of the charterer.
                                                         7

         The Seabulk Challenger has been under continuous contract to Shell Oil Company ("Shell") since its delivery in 1975 and to date has performed over 600 voyages for Shell. In January 1990, Shell renewed the charter for a ten-year period ending in January 2000. Under the charter, the Company is responsible for operating costs such as crew, maintenance, and insurance, and Shell pays for voyage costs such as fuel and port charges. The charter hire rate is adjusted annually for inflation. The charter may be canceled by Shell in January 1998 and January 1999 upon payment of a percentage of the charter hire due over the remaining term of the charter. Shell has in the past repeatedly renewed its charter of the Seabulk Challenger, and continues to fully utilize the vessel. Because the termination penalties are substantial, and Shell has provided significant capital enhancement to the vessel, the Company believes that Shell will continue to charter the vessel until January 2000, although there can be no assurance that it will do so. In the fourth quarter of 1996, the charter rate was renegotiated and reduced by approximately 6% to reflect the lower current market rate.

         The Seabulk Challenger cannot be operated in U.S. waters after its January 2003 phase-out date under OPA 90. As with the Seabulk Magnachem, the Company could, but has no current plans to, replace the barge portion of the Seabulk Challenger with a double-hull barge, which the Company anticipates would be substantially less expensive than constructing an entirely new double-hull conventional tank vessel.

         Sun State. In September 1994, the Company acquired the marine assets of Sun State Marine, Inc. ("Sun State"), which then owned and operated an energy transportation fleet of ten towboats and eight fuel barges (one small barge was acquired in April 1995 and four small barges were acquired in December 1995), all of which are engaged in fuel transportation along the Atlantic intracoastal waterway and in the St. Johns River in Florida. Sun State has been in operation for over 50 years, and the Company continues to operate it as a wholly-owned subsidiary, Sun State Marine Services, Inc.
(collectively with the predecessor company, "Sun State").

         A majority of Sun State's revenue for the year ended December 31, 1995 and 1996 was derived from a fuel transportation contract with Florida Power or Light Company ("FPL"). The remainder of its revenue was derived from a fuel transportation contract with another customer and its marine maintenance, repair, and drydocking facility. See "Other Services." Under its contract with FPL, which has a term extending to September 1998, Sun State has agreed to transport fuel oil from Port Canaveral and Jacksonville to certain FPL electric power generating facilities at specified rates (a combination of per diem and variable rates based upon barrels transported) with an escalation provision. The FPL contract has a specified guaranteed minimum utilization provision.

         The Sun State towboats are as follows:

                                                                                          LENGTH      YEAR BUILT/
     VESSEL NAME                                                            HORSEPOWER    (FEET)        REBUILT
Sun River City.........................................................        1,000         72          1994
Sun Commander..........................................................        1,000         70        1968/1990
Sun Chief..............................................................        1,000         72        1971/1990
Sun Merchant...........................................................        1,000         65        1966/1994
Sun Trader.............................................................          850         56        1972/1980
Sun St. Johns..........................................................          850         58        1961/1990
Sun Explorer ..........................................................          800         57          1980
Sun Gypsy..............................................................          800         53        1976/1992
Sun Rebel..............................................................          800         60        1957/1991
Sun Venture............................................................          800         66        1956/1986

     The Sun State barges are as follows:

                                                                               BARGE      LENGTH    YEAR BUILT/
     VESSEL NAME                                                             CAPACITY     (FEET)        REBUILT
Sun State No. .........................................................     25,684 bbls      290       1953/1994
Sun State No. 2........................................................     25,684 bbls      290       1952/1979
Sun State No. 3........................................................     25,974 bbls      290       1962/1986
Sun State No. 4........................................................     25,974 bbls      290       1962/1984
Sun State No. 6........................................................     21,408 bbls      264       1950/1982
Sun State No. 7........................................................     20,700 bbls      264       1967/1990
Sun State No. 8........................................................     23,000 bbls      272         1970
Sun State No. 9........................................................     23,000 bbls      272         1970
Sun State 501..........................................................      4,880 bbls      126         1966
Sun State 701..........................................................      7,000 bbls      175         1942
Sun State 901..........................................................      9,000 bbls      177         1948
Sun State 902..........................................................      9,500 bbls      195         1947
Sun State 1101.........................................................     11,000 bbls      200         1963

         OPA 90 requires all single-hull barges, including the Sun State barges, to discontinue transporting fuel and other petroleum products in 2015. The Company is considering the construction of five double- hull barges at an estimated aggregate cost of approximately $9.0 million. The decision to proceed with the construction of these barges will be based upon successful completion of negotiations of long-term contracts with a customer concerning use of these vessels.

         New Product Carriers. The Company has a 2.4% equity interest in five 45,300 dwt double-hull petroleum product carriers currently under construction by Newport News Shipbuilding and Drydock Co. for delivery during 1998. The aggregate cost of the five carriers is estimated to be $255.0 million, of which approximately $40.0 million will constitute equity investment and $215.0 million will be financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. In addition to the Company's interest, 25% of the equity interest in the vessels is held by Van Ommeren International BV and 49.3% and 23.4%, respectively, by two other investors. Subject to the condition that the current owner of the 49.3% interest has not previously sold such interest to a third party, the Company has an option, exercisable through 2002, to purchase the 49.3% interest at a price equal to (i) the investor's equity investment plus a stated annual return, or (ii) if exercised after December 31, 1997, the greater of the fair market value of the interest or the amount set forth in (I). The Company also has an option, exercisable on January 15, 1998, to purchase the additional 23.4% interest at a price equal to the investor's equity investment plus a stated return. Should the Company fail to exercise the latter option, the investor has the option to acquire 1.6% of the ownership interest from the Company for nominal consideration. The total estimated cost of exercising the Company's options is up to $32.0 million (assuming the options are exercised prior to January 1, 1998). The Company currently has no understandings or agreements with respect to the financing that it would require if it were to exercise either or both of these options, and there can be no assurance that such financing will be available.

         The five double-hull product carriers, the operations of which will be managed by the Company, are intended to serve the market currently served by single-hull product carriers whose retirement is mandated by OPA 90. The vessels will operate in the U.S. domestic trade and may be operated pursuant to long- or short-term charters, depending upon market conditions during the period prior to their delivery and thereafter. The Company is serving as the construction supervisor during the construction period.

  OTHER SERVICES

         As part of the Sun State acquisition, the Company also acquired a small marine maintenance, repair, and drydocking facility in Green Cove Springs, Florida, which is engaged principally in the maintenance of tugs and barges, offshore support vessels, and other small vessels. The lease for the facility, including options, expires in 2000. The towboat Sun River City was constructed in the Green Cove Springs facility. This facility is capable of drydocking vessels up to 300 feet in length for repair and can make dockside repairs on vessels up to 320 feet in length. Since October 1994, the Green Cove Springs facility has been utilized to overhaul or rebuild a number of the Company's harbor tugs and offshore energy support vessels. The facility (originally a U.S. government naval repair and operations station) has covered steel fabrication facilities, workshops, and office spaces adjacent to a 1,840-foot finger pier and mooring basins, where the facility's three floating drydocks are located. The drydocks are 60, 80, and 108 feet in length, and are capable of lifting 350, 200, and 500 tons, respectively. The 60 and 108 foot drydocks are capable of being joined together for lifting a vessel or barge with a nominal capacity of 1,175 long tons.

  CUSTOMERS AND CHARTER TERMS

         The Company offers its offshore energy support services primarily to oil companies and large drilling companies. Consistent with industry practice, the Company's U.S. Gulf of Mexico operations are conducted primarily in the "term" market pursuant to short-term (less than six months) charters at varying day rates. Generally, such short-term charters can be terminated by either the Company or its customer upon notice of five days or less.

         The Company offers its offshore and harbor towing services to vessel owners and operators and their agents. The Company's rates for harbor towing services are set forth in the Company's published tariffs and are subject to modification by the Company at any time, limited by competitive factors. The Company also grants volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

         The primary purchasers of chemical transportation services are chemical and oil companies. The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. Both services are generally contracted for on the basis of short- or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. Shell is the Company's largest single customer and the long-term charterer of the Seabulk Challenger. In addition, Chevron Corporation ("Chevron") is a purchaser of the Company's offshore energy support and chemical transportation services, FPL is a purchaser of the Company's petroleum product transportation services and each of Phillips Petroleum Company ("Phillips") and Amoco Corporation ("Amoco") currently charters one of the Company's chemical carriers. Shell, Chevron, and FPL each accounted for between 5% and 10% of the Company's revenue for the year ended December 31, 1996, and Shell accounted for 14% of the Company's revenue for the year ended December 31, 1995. The loss of any of these customers could have a material adverse effect on the Company.

COMPETITION

         The Company operates in a highly competitive environment in all its operations. The principal competitive factors in each of the markets in which the Company operates are suitability of equipment, personnel, price, service, and reputation. The Company's vessels that provide chemical and petroleum products transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment, and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. See "Environmental and Other Regulation -- Clean Water Regulations." With respect to towing services, the Company's vessels compete not only with other providers of tug services, but with the providers of tug services in nearby ports. Many of the companies with which the Company competes have substantially greater financial and other resources than the Company. Additional competitors may enter the Company's markets in the future. Moreover, should U.S. coastwise laws be repealed, foreign-built, foreign-manned, and foreign-owned vessels could be eligible to compete with the Company's vessels.
See "Environmental and Other Regulation -- Coastwise Laws."

ENVIRONMENTAL AND OTHER REGULATION

         The Company's operations are subject to significant federal, state, and local regulation, the principal provisions of which are described below.

         Clean Water Regulations. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects all owners and operators of vessels in United States waters, which include the United States territorial sea and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include the Company's chemical carriers, product carrier, and fuel barges) and "other vessels" (which include the Company's tugs and offshore energy service vessels).

         Under OPA 90, owners, operators, and certain charterers of vessels are "responsible parties" and are jointly, severally, and strictly liable for containment and cleanup costs and other damages arising from oil spills relating to their vessels, unless the spill results solely from the act or omission of a third party, an act of God, or an act of war. Such "other damages" are defined broadly to include (i) natural resources damages and the costs of assessment thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) net loss of taxes, royalties, rents, fees, and other lost revenues by the U.S. government, a state, or political subdivision thereof; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) net cost of public services necessitated by a spill response, such as protection from fire or other hazards; and (vi) loss of subsistence use of natural resources.

         For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for "other vessels," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction, or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or to cooperate and assist in connection with oil removal activities. Although the Company currently maintains pollution liability insurance with coverage of $700 million per incident for its tank vessels ($500 million per incident for its fuel barges), a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on the Company.

         Under OPA 90, with certain limited exceptions, all newly built or converted tankers operating in United States waters must be built with double hulls, and existing single-hull vessels must be phased out at some point, depending upon their size, age and place of discharge, between 1995 and 2015 unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, the Company's chemical carriers and its petroleum product carrier will be required to cease transporting petroleum products over the next 19 years, and its fuel barges will cease transporting fuel in 2015. The retirement dates of certain tankers may be extended by reducing their gross registered tonnage and cargo capacity. There can be no assurance that the useful life of any of the Company's vessels will be so extended.

         OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners and operators to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. U.S. Coast Guard regulations require evidence of financial responsibility demonstrated by insurance, surety bond, self-insurance, or guaranty. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability for discharges of hazardous substances such as chemicals, by increasing the amount of financial responsibility from $1,200 to $1,500 per gross ton. The Company has obtained COFRs pursuant to the Coast Guard regulations for its product carrier and for its chemical carriers through self-insurance and commercial insurance and as guarantor for the fuel barges.

         OPA 90 also amended the Federal Water Pollution Control Act to require the owner or operator of a tank vessel to prepare vessel response plans and to contract with oil spill response organizations to remove to the maximum extent practicable a worst-case discharge (loss of all cargo). The Company has complied with both requirements. As is customary, the Company's oil spill response contracts are executory in nature and are not activated unless required. Once activated, the Company's pollution liability insurance covers the cost of spill removal subject to overall coverage limitations and deductibles.

         OPA 90 expressly permits individual states to impose their own liability regimes with respect to oil pollution incidents occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. Some states that have enacted such legislation have not yet issued implementing regulations defining tanker owners' responsibilities under the legislation. The Company does not anticipate that such legislation or regulations will have any material impact on its operations.

         The Company manages its exposure to losses from potential discharges of pollutants through the use of well-maintained and well-equipped vessels, safety and environmental programs, and its insurance program, and believes that it will be able to accommodate reasonably foreseeable environmental regulatory changes.

         There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

         Clean Air Regulations. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1990, requires the Environmental Protection Agency to promulgate standards applicable to the emission of volatile organic compounds and other air pollutants. These standards are designed to reduce hydrocarbon emissions released in the atmosphere and are implemented by the states through State Implementation Plans for areas that are not in compliance with those standards. The Company's vessels are subject to vapor control and recovery requirements when loading petroleum cargoes in Louisiana and when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports in Texas. The Company's chemical and petroleum product carriers are equipped with vapor control systems that satisfy the state requirements. The fuel barges are not equipped with, and are not operated in areas that require, such systems.

         Coastwise Laws. Most of the Company's operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (principally, the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor in U.S. territorial waters) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, a corporation is deemed a citizen for these purposes so long as (i) it is organized under the laws of the U.S. or a state thereof, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and (iv) 75% of the interest and voting power in the corporation are held by citizens. Because the Company would lose its privilege of operating its vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25% of the Company's outstanding capital stock, the Company's Articles of Incorporation contain restrictions concerning foreign ownership of its stock. There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although the Company believes that it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify the Jones Act or repeal it. Such changes could have a material adverse effect on the Company's operations and financial condition.

         Occupational Health Regulations. The Company's vessel operations are subject to occupational safety and health regulations issued by the Coast Guard. Such regulations currently require the Company to perform extensive monitoring, medical testing, and record keeping with respect to seamen engaged in the handling of the various cargoes transported by the Company's chemical and petroleum products carriers.

         Vessel Condition. The Company's chemical and petroleum products carriers, offshore energy support vessels, seven of its tugs, and the fuel barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping, a marine classification society whose periodic certification as to the construction and maintenance of certain vessels is required in order to maintain insurance coverage. All of the Company's vessels requiring certification to maintain insurance coverage are certified.

         Oil Tanker Escort Requirements. Implementation of oil tanker escort requirements of OPA 90 and pending state legislation are expected to introduce certain performance or engineering standards on tugs to be employed as tanker escorts. The Company believes its tractor tug will be able to comply with any existing or currently anticipated requirements for escort tugs. Adoption of such new standards could require modification or refitting of the tugs currently operated by the Company to the extent such tugs are employed as tanker escorts. The Company does not anticipate OPA 90 or state requirements to require modification of tugs, such as the Company's, involved in harbor tug operations.

         The Company believes that it is currently in compliance in all material respects with the environmental and other laws and regulations, including OSHA shipyard requirements, to which its operations are subject and is unaware of any pending or threatened litigation or other judicial, administrative, or arbitral proceedings against it occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities, and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities, or penalties will not be incurred by or imposed on the Company in the future.

INSURANCE

         The Company's marine transportation services operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo or rendering services in a marine environment These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees, pollution, and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance policies in amounts that approximate fair market value. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through the Company's participation in the Steamship Mutual Underwriting Association (Bermuda Limited), a mutual insurance association under which the coverage against such hazards is currently unlimited for each incident except in the case of pollution, which is limited to $700 million (the maximum amount available) for each incident involving the Company's chemical and petroleum products carriers and $500 million with respect to its other vessels. Because it maintains mutual insurance, the Company is subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance and to premium increases based on prior loss experience.

EMPLOYEES

         As of March 25, 1997, the Company had approximately 1,035 employees. Management considers relations with employees to be satisfactory. The Seabulk America, Seabulk Challenger, and Seabulk Magnachem are manned by approximately 108 officers and crew who are subject to collective bargaining arrangements. In addition, the HMI Dynachem, HMI Petrochem, and HMI Astrachem are manned by approximately 90 members of national maritime labor unions pursuant to an agreement between the Company and a third party employer.

ITEM 2.  PROPERTIES

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease that expires in 2009. In addition, the Company leases facilities in Houston and Galveston, Texas, Lafayette and Amelia, Louisiana, Mobile, Alabama, and Port Canaveral and Green Cove Springs, Florida, to support its operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Seabulk America was completed in 1990 by combining the stern portion of the wrecked oil tanker Fuji with the forebody of the chemical barge portion of the former integrated tug/barge Oxy Producer/Oxy 4102. In Norfolk Shipbuilding and Dry Dock Corporation v. Seabulk Transmarine Partnership, Ltd., pending in the U.S. District Court for the Eastern District of Louisiana (Civil Action No. 93-1312), one of the shipyards that contracted to complete the Seabulk America for the Company is seeking to recover from the Company approximately $6.1 million for alleged additions and changes to the contract work and costs of alleged delay and disruption, in addition to $2.4 million of the $5.9 million contract price that the Company has withheld. In addition, the shipyard is seeking legal fees and expenses and $10.0 million of punitive damages. The Company has asserted counterclaims aggregating $5.6 million for contract deletions, unfinished and defective work, and liquidated damages for late delivery. In 1993, when this suit was filed, the Company was required to obtain a $5.6 million letter of credit in order to furnish a bond to obtain the release of the Seabulk America, which had been arrested pursuant to customary procedures in litigation involving vessels. The suit, which involves numerous complex factual issues, is currently in the pre-trial discovery stage. While the Company believes that the plaintiff's claims are without merit and that its counterclaims are meritorious, there can be no assurance that the ultimate resolution of the suit will not require some payment by the Company in addition to the $3.6 million previously paid.

     The Company is also a defendant in a suit relating to certain of its offshore supply boats pending in the Circuit Court of the 17th Judicial Circuit of Florida, U.S. Offshore, Inc. v. Seabulk Offshore, Ltd. (No. 93- 32963(09)). The suit involves a claim by a former limited partner in the partnership that owns eight of the supply boats seeking an unspecified amount of damages for alleged breach of a contract by which the Company agreed to pay the plaintiff 5% of the revenues (not to exceed $1.3 million) earned from the operation of the boats during the 40 months ended March 31, 1994. The Company has paid the plaintiff approximately $769,000 pursuant to the contract and believes that the claim for any additional amount is without merit.

         Affiliates of the Company have intervened in two parallel legal actions brought by Kirby Corporation ("Kirby"), an operator of vessels with which the five new product carriers in which the Company has an interest will compete, seeking to have the construction project stopped. Kirby's actions allege that the U.S. Maritime Administration acted unlawfully in guaranteeing, pursuant to Title XI of the Merchant Marine Act, 1936, as amended ("Title XI"), the $215 million of ship financing bonds issued to finance the project, specifically asserting that the Maritime Administration erroneously determined that the project is economically sound and that the entities that will own the vessels are U.S. citizens qualified to operate the vessels in the coastwise trade. The Company believes the actions are without merit, has supported the U.S. Department of Justice in obtaining dismissal of one of the actions, is continuing to support the Department in defending against Kirby's appeal from that dismissal and in seeking dismissal of the remaining action. Both actions are currently pending in the United States Court of Appeals for the Fifth Circuit, as Kirby Corporation v. United States (No. 96-60154) and Kirby Corporation v. Pena (No. 96-20582).

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS

         The executive officers of the Company(1) are:

     NAME                               AGE                           CURRENT POSITIONS
J. Erik Hvide.......................    48     President and Chief Executive Officer
John H. Blankey.....................    49     Executive Vice President and Chief Financial Officer
Eugene F. Sweeney...................    54     Executive Vice President--Operations
Andrew W. Brauninger................    50     Vice President--Offshore Division and President--Seabulk
                                               Offshore, Ltd.
Leo T. Carey........................    44     Vice President--Ship Management
Gene Douglas........................    49     Vice President--Legal & General Counsel and Secretary
William R. Ludt.....................    49     Vice President--Inland Services Division and President--Sun
                                               State Marine Services, Inc.
John J. O'Connell, Jr...............    53     Vice President--Corporate Communications
Robert A. Santos....................    64     Vice President--Offshore and Harbor Towing Operations
Christopher D. Strong...............    38     Treasurer

(1)Donald L. Caldera, Executive Vice President -- Development of the Company since September 1993, will cease to serve in his position as an executive officer effective April 30, 1997.

     MR. HVIDE has been the Company's President and Chief Executive Officer since January 1991. From 1981 until 1991, Mr. Hvide was President and Chief Operating Officer of the Company. He has been employed by the Company in various capacities since 1970 and became Vice President in 1973. He is also a director of the American Waterways Operators, a participant on the Transportation Committee of the American Petroleum Institute, a member of the American Bureau of Shipping, a past Chairman of the Board of the American Institute of Merchant Shipping and a past appointee to the U.S. Coast Guard's Towing Safety Advisory Committee. Mr. Hvide is the son of Hans J. Hvide, the founder of the Company.

   MR. BLANKLEY has been Executive Vice President -- Chief Financial Officer since September 1995. He previously served as a director and Chief Financial Officer of Harris Chemical Group Inc., a chemical manufacturing company, from April 1993 to August 1994. Mr. Blankley is the owner of Seafirst Capital, a ship finance consulting business he founded in 1994. He served as Executive Vice President -- Finance and Chief Financial Officer of Stolt-Nielsen, Inc., a publicly traded international operator of specialty chemical tankers, from 1985 to 1991. From 1983 until 1985, Mr. Blankley was a director, Senior Vice President, and Chief Financial Officer of BP North America Inc. Mr. Blankley is also a director of MC Shipping, a publicly traded operator of container feeder vessels.

   MR. SWEENEY has been Executive Vice President -- Operations of the Company since September 1994. He was Senior Vice President -- Operations of the Company from 1991 to September 1994. He joined the Company in 1981 as Vice President -- Ship Management. Prior to joining the Company, Mr. Sweeney was employed for 17 years by Texaco, Inc., where he served in sea-going and shore management positions, including operations manager of Texaco's U.S. tanker fleet. Mr. Sweeney is past President of the Chemical Carriers Association, a member of the Society of Naval Architects and Marine Engineers and served as a member of a National Academy of Sciences Committee to study marine navigation and pilotage.

   MR. BRAUNINGER has been Vice President -- Offshore Division since March 1990 and the President of Seabulk Offshore, Ltd., the Company's offshore energy support services subsidiary, since September 1994. He was Vice President of Offshore Operations from May 1990 to September 1994 and Vice President -- Development from 1989 to 1990. From 1987 to 1989, Mr. Brauninger was President of OMI Offshore Services, Inc., an operator of offshore service vessels. Previously, he was employed by Sabine Towing and Transportation Company, where he held a variety of posts including Vice President -- Harbor Division.

     MR. CAREY has been Vice President -- Ship Management since November 1996. He previously served as Director of Operations for the Company's fleet of chemical and petroleum product carriers. He joined the Company in 1981 as Superintendent Engineer. Prior to that, he served with El Paso Marine Co. as a deck officer and maintenance manager.

   MR. DOUGLAS has been Vice President -- Legal & General Counsel and Secretary of the Company since 1975. He was an attorney with the Fort Lauderdale, Florida law firm of Spear and Deuschle, P.A. prior to joining the Company. He has been admitted to the Florida Bar since 1972 and is admitted to practice before various federal courts. He is also a member of the American Bar Association, the Maritime Law Association of the United States, and other professional organizations.

   MR. LUDT has been Vice President -- Inland Services Division since January 1995 and the President of Sun State Marine Services, Inc., the Company's energy tug and barge subsidiary, since September 1994. He was Director -- Fleet Operations of the Company from 1982 to September 1994. Since joining the Company in 1979, he has also served as Fleet Manager and Port Engineer. He served as President of the Chemical Carriers Association from 1989 to 1990 and as Vice President of that association from 1990 to 1992. Mr. Ludt has also served on various working groups within the U.S. Coast Guard's Chemical Transportation Advisory Committee concerning issues such as vapor control and marine occupational safety and health. Mr. Ludt holds a dual license as a Third Mate and Third Assistant Engineer, Steam and Motor Vessels.

     MR. O'CONNELL has been Vice President -- Corporate Communications since August 1996, when he joined the Company. From September 1995 to August 1996 he was an independent consultant. Previously, he served in a variety of management positions with W.R. Grace & Co. for 20 years, most recently as Director of Public Affairs. Mr. O'Connell was a member of the President's Private Sector on Cost Control in the Federal Government from 1982 to 1984.

     MR. SANTOS has been Vice President -- Towing Operations of the Company since 1983. Mr. Santos joined the Company as its Towing Operations Manager in 1962. He has served as a Commissioner of Florida's Board of Pilot Commissioners, Chairman of the Escort Vessel Subcommittee of the American Waterways Operators and as a member of various marine-related trade associations and boards.

     MR. STRONG has been Treasurer of the Company since November 1996 and Director of Finance since joining the Company in December 1994. From January 1990 to December 1994, he was Treasurer of the Port Everglades Authority. From 1986 to 1989, he served in several management positions with Kislak Mortgage Corporation and Kislak National Bank including Vice President -- Finance and Investment Officer. Mr. Strong previously served as an officer in the U.S. Navy.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Since August 9, 1996, the Class A Common Stock has been traded on the Nasdaq National Market under the symbol "HMAR." The following table sets forth the high and low sale prices per share of the Class A Common Stock as reported by the Nasdaq National Market for each calendar quarter since the commencement of trading.

                                                              HIGH         LOW
         1996
            Third Quarter (commencing August 9)...........  $  13 7/8  $  11
            Fourth Quarter................................     24 1/4     12 7/8
         1997
            First Quarter (through March 24)..............     28 5/8     18 1/4

         The Company has not paid any cash dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. In addition, the Company's ability to pay dividends or make distributions to its stockholders is also restricted by the terms of the Credit Facility. As of March 24, 1997, there were 65 holders of record of Class A Common Stock and 9 holders of record of Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                              SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31
                                                            1992       1993       1994        1995        1996
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenue.............................................   $ 39,639   $ 41,527   $ 49,792  $  70,562    $  109,356
                                                          --------   --------   --------  ---------    ----------
   Operating expenses..................................     24,602     24,032     29,873     40,664        63,777
   Overhead expenses...................................      6,778      6,176      9,581     12,518        14,979
   Depreciation and amortization.......................      4,106      4,735      4,500      6,308         9,830
                                                          --------   --------   --------  ---------    ----------
   Income from operations..............................      4,153      6,584      5,838     11,072        20,770
   Interest expense, net...............................      3,993      3,412      5,302     11,460        11,631
   Other income........................................          8        519         11         26           437
                                                          --------   --------   --------  ---------    ----------
   Income (loss) before provision for (benefit
     from) income taxes, extraordinary item
     and cumulative effect of a change in
     accounting principle..............................        168      3,691        547       (362)        9,576
   Provision for (benefit from) income
     taxes.............................................        158      1,873        189         (2)        3,543
                                                          --------   --------   --------  ---------    ----------
   Income (loss) before extraordinary item
     and cumulative effect of a change in
     accounting principle..............................         10      1,818        358       (360)        6,033
   Loss on extinguishment of debt, net(1)..............         --         --         --         --        (8,108)
   Cumulative effect of a change in
     accounting principle..............................         --      1,491         --         --            --
                                                          --------   --------   --------  ---------    ----------
   Net income (loss)...................................   $     10   $  3,309   $    358  $    (360)   $   (2,075)
                                                          ========   ========   ========  =========    ==========
EARNINGS (LOSS) PER COMMON SHARE:
     Income (loss) before extraordinary
       item and cumulative effect of a
       change in accounting principle..................   $  (0.01)  $   0.26   $   0.03  $   (0.14)   $     1.04
     Net income (loss)(2)..............................   $  (0.01)  $   0.50   $   0.03  $   (0.14)   $    (0.36)
                                                          ========   ========   ========  =========    ==========
     Weighted average number of common
       shares and common share equivalents
       outstanding(3)..................................      6,268      6,268      5,302      2,535         5,818
                                                          ========   ========   ========  =========    ==========
EARNINGS (LOSS) PER COMMON SHARE ASSUMING
   FULL DILUTION:
     Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle(2).........................   $  (0.01)  $   0.26   $   0.06  $    0.12    $     0.99
     Net income (loss)(2)..............................   $  (0.01)  $   0.50   $   0.06  $    0.12    $    (0.23)
                                                          ========   ========   ========  =========    ==========
     Weighted average number of shares
       and common share equivalents
       outstanding(3)..................................      6,268      6,268      5,616      3,779         6,645
                                                          ========   ========   ========  =========    ==========
OTHER FINANCIAL DATA:
     EBITDA(4).........................................   $  8,259   $ 11,319   $ 10,338  $  17,380    $   30,600


                                                                           YEAR ENDED DECEMBER 31
                                                            -------------------------------------
                                                              1992       1993       1994        1995       1996
                                                                               (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN):
   Operating activities...................................  $    (930) $  6,956   $  2,858   $  3,948   $  22,584
   Investing activities...................................     (1,592)   (2,247)   (39,815)   (8,066)     (84,354)
   Financing activities...................................     (2,473)   (6,158)    41,249        805      68,337


                                                                               AT DECEMBER 31
                                                            ---------------------------------
                                                              1992       1993       1994        1995       1996
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
   Working capital (deficit).............................   $     847  $  2,640   $  7,793   $  4,315   $  (8,704)
   Total assets..........................................      83,718    82,373    135,471    143,683     273,473
   Total debt............................................      57,011    51,273    104,281    109,051     141,642
   Stockholders' and minority partners'
     equity..............................................      15,858    19,926     14,903     13,999     101,989

(1)Reflects the loss on the extinguishment of debt, net of applicable income taxes of $1,474,000.
(2)For the purposes of calculating earnings per share for the years 1992, 1993, and 1994, historical income available to common stockholders has been reduced for dividends on Class A Preferred Stock of $50,000, $203,000, and $222,000, respectively. The Class A Preferred Stock was redeemed on September 30, 1994.
(3)For the years 1992, 1993, and 1994, the weighted average number of common shares and common share equivalents assumes the conversion of the Class B Preferred Stock into shares of Common Stock. The Class B Preferred Stock was redeemed on September 30, 1994. For the years ended 1994, 1995, and 1996, shares outstanding assuming full dilution reflects the assumed conversion of a portion of the Junior Notes into shares of Common Stock. The Junior Notes were issued in September 1994 and converted into shares of Common Stock in September 1996.
(4)EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not required by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated historical financial statements, and the related notes thereto included elsewhere in this report.

HISTORICAL GROWTH

         Since September 1994, the Company's operations have expanded through a series of consolidating acquisitions which aggregate 93 vessels. The following table sets forth certain information with respect to these acquisitions.

                                                          NUMBER OF              VESSELS             AGGREGATE
                                               PERIOD   TRANSACTIONS            ACQUIRED             INVESTMENT
Offshore Energy Support....................    1994           5          6   supply boats        $  19.6 million
                                                                        20   crew boats
                                                                         2   utility boats
                                               1995           1          7   crew boats              5.9 million
                                               1996           7         12   supply boats           46.6 million(1)
                                                                        11   crew boats(2)
                                               1997           3          1   supply boat            10.3 million
                                                                         3   crew boats
Offshore and Harbor Towing.................    1994           1          1   tug                     1.8 million
                                               1995           1          1   tractor tug             6.4 million(3)
                                               1996           1          1   offshore tug            3.4 million
                                               1997                      2   harbor tugs             0.6 million
Chemical Transportation....................    1996           1          3   chemical carriers      64.7 million
Petroleum Product Transportation...........    1994           1         10   tugs                   13.9 million
                                                                         8   barges
                                               1995           1          5   barges                  0.1 million

(1)Includes two vessels that are currently being upgraded, lengthened, and refurbished and are expected to enter service during the second quarter of 1997. Aggregate investment includes the estimated cost of such upgrading, lengthening, and refurbishment.
(2)Includes nine vessels acquired under capital lease obligations.
(3) The Company operates the tractor tug pursuant to a long-term operating lease.

PENDING ACQUISITIONS

         As of February 28, 1997, the Company had entered into agreements or letters of intent for the acquisition or construction of 16 additional marine support vessels. The following table sets forth certain information with respect to these acquisitions.

                                                                                   AREA OF
                                                               EXPECTED           INTENDED           AGGREGATE
          VESSELS                                              DELIVERY          DEPLOYMENT         INVESTMENT
Offshore Energy Support
   2 crew boats........................................      2nd Qtr. 1997    U.S. Gulf            $  3.6 million
   4 supply boats......................................      2nd Qtr. 1997    U.S. Gulf              21.8 million
   1 crew boat(1)......................................      2nd Qtr. 1997    U.S. Gulf               2.3 million(2)
   1 supply boat(1)....................................      4th Qtr. 1997    U.S. Gulf               7.5 million(2)
   5 crew boats(1).....................................      1998 and 1999    U.S. Gulf              13.0 million(2)
Offshore and Harbor Towing
   3 SDM(TM)s(1).......................................      1997 and 1998    Port Everglades        14.5 million
                                                                              Port Canaveral

(1) Vessels to be constructed.
(2) Estimated cost of construction.


AREA OF OPERATIONS OVERVIEW

         The financial information presented below represents historical results by major areas of operations. The historical financial data presented below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this report.


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  1994        1995        1996
                                                                                --------    --------    ---------
Revenues:
   Marine support services:
     Offshore energy support.................................................   $  11,317   $  23,217   $  43,715
     Offshore and harbor towing..............................................      11,140      12,582      13,950
                                                                                ---------   ---------   ---------
                                                                                   22,457      35,799      57,665
   Marine transportation services:
     Chemical transportation.................................................      16,886      18,632      32,759
     Petroleum product transportation........................................      10,449      16,131      18,932
                                                                                ---------   ---------   ---------
                                                                                   27,335      34,763      51,691
                                                                                ---------   ---------   ---------
          Total revenues.....................................................      49,792      70,562     109,356
                                                                                ---------   ---------   ---------
   Operating expenses:
     Marine support services:
        Offshore energy support..............................................       7,017      13,335      22,525
        Offshore and harbor towing...........................................       5,568       6,001       7,480
                                                                                ---------   ---------   ---------
                                                                                   12,585      19,336      30,005
   Marine transportation services:
     Chemical transportation.................................................      10,698      11,105      20,976
     Petroleum product transportation........................................       6,590      10,223      12,796
                                                                                ---------   ---------   ---------
                                                                                   17,288      21,328      33,772
                                                                                ---------   ---------   ---------
          Total operating expenses...........................................      29,873      40,664      63,777
Direct overhead expenses:
   Marine support services:
     Offshore energy support.................................................       1,090       2,182       2,558
     Offshore and harbor towing..............................................         958       1,111       1,364
                                                                                ---------   ---------   ---------
                                                                                    2,048       3,293       3,922
   Marine transportation services:
     Chemical transportation.................................................         881       1,433       2,574
     Petroleum product transportation........................................         264         738         920
                                                                                ---------   ---------   ---------
                                                                                    1,145       2,171       3,494
                                                                                ---------   ---------   ---------
       Total direct overhead.................................................       3,193       5,464       7,416
                                                                                ---------   ---------   ---------
Fleet EBITDA(1):
   Marine support services:
     Offshore energy support.................................................       3,210       7,700      18,632
     Offshore and harbor towing..............................................       4,614       5,470       5,106
                                                                                ---------   ---------   ---------
                                                                                    7,824      13,170      23,738
   Marine transportation services:
     Chemical transportation.................................................       5,307       6,094       9,209
     Petroleum product transportation........................................       3,595       5,170       5,216
                                                                                ---------   ---------   ---------
                                                                                    8,902      11,264      14,425
                                                                                ---------   ---------   ---------
        Total fleet EBITDA(1)................................................      16,726      24,434      38,163
Corporate overhead expenses..................................................       6,388       7,054       7,563
                                                                                ---------   ---------   ---------
   EBITDA(1).................................................................      10,338      17,380      30,600
Depreciation and amortization expenses.......................................       4,500       6,308       9,830
                                                                                ---------   ---------   ---------
Income from Operations.......................................................   $   5,838   $  11,072   $  20,770
                                                                                =========   =========   =========

(1) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations Fleet EBITDA is EBITDA before corporate overhead expenses EBITDA and fleet EBITDA are not required by generally accepted accounting principles and should not be considered as alternatives to net income as indicators of the Company's operating performance, or as alternatives to cash flows from operations as a measure of liquidity.

REVENUE OVERVIEW

  MARINE SUPPORT SERVICES

         Revenue derived from vessels providing marine support services is attributable to the Company's offshore energy support fleet and its offshore and harbor towing operations.

         Offshore Energy Support. Revenue derived from the Company's offshore energy support services is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling, production, and construction activities. Levels of offshore drilling, production, and construction have increased over the past several years as a result of fundamental changes in the U.S. Gulf of Mexico energy industry, including: (i) improvements in exploration technologies, such as computer-aided exploration and 3-D seismic, that have increased drilling success rates in the region; (ii) improvements in subsea completion and production technologies that have led to increased deepwater drilling and development; and (iii) expansion of the region's production infrastructure that has improved the economics of developing smaller oil and gas fields. In addition, the short reserve life characteristics of U.S. Gulf of Mexico gas production require continuous drilling to replace reserves and maintain production. These higher overall activity levels have led to increased demand for the Company's offshore energy support services and higher overall vessel day rates and utilization in the U.S. Gulf of Mexico. Contracts for the utilization of offshore service vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, the operations of companies engaged in the offshore energy service market are particularly sensitive to changes in market demand.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.


                                                          1994                               1995
                                            ---------------------------------   ---------------------------------
                                              Q1       Q2       Q3       Q4       Q1      Q2       Q3        Q4
Number of supply boats at
   end of period.........................        5        7       7         8       10       10       10       10
Average supply boat day
   rates(1)..............................    $ 3,433  $ 3,035  $ 3,200  $ 3,060  $ 2,886  $ 2,843  $ 3,113  $ 3,244
Average supply boat
   utilization(2)........................       94%      73%     80%       90%      71%      76%       84%     93%
Number of crew boats at end
   of period(3)(4).......................       __       __      20        19       26       26       26       26
Average crew boat day
   rates(1)(3)...........................       __       __    $ 1,405  $ 1,435  $ 1,444  $ 1,412  $ 1,422  $ 1,458
Average crew boat
   utilization(2)(3).....................       __       __      87%       88%      79%      81%      90%      91%


                                                          1996
                                                 Q1       Q2       Q3      Q4
Number of supply boats at
   end of period..........................       10       11       16      18
Average supply boat day
   rates(1)...............................   $ 3,468  $ 4,095   $ 5,034 $  5,776
Average supply boat
   utilization(2).........................       92%     100%     97%     90%
Number of crew boats at end
   of period(3)(4)........................       35       35       36      36
Average crew boat day
   rates(1)(3)............................    $ 1,460  $ 1,466   $ 1,528 $ 1,531
Average crew boat
   utilization(2)(3)......................       89%      93%     96%    96%

(1)Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2)Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(3)Excludes utility boats.
(4) The Company first began operating crew boats in July 1994.

         Management believes that the increased activity in the U.S. Gulf of Mexico since the second quarter of 1995 has been primarily attributable to improved technology in the seismic industry and an approximate balance in the supply of and demand for offshore service vessels.

         Offshore and Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port. The Company generally has maintained four to five tugs in Port Everglades, and three each in Port Canaveral and Mobile, although it has shifted tugs among ports depending upon demand. Since the August 1995 delivery of the tractor tug Broward, the Company has operated up to five tugs in Port Everglades with one of the tugs available to provide offshore towing services.

         The following table summarizes certain operating information for the Company's tugs.

                                                   YEAR ENDED DECEMBER 31,
                                                 1994        1995       1996
                                              ---------   ---------   ------
Number of tugs at end of period(1).........        10          11          16(3)
Total ship docking tug jobs(2).............     8,740       9,233       9,034
Total offshore and harbor towing revenue
   (in thousands)..........................  $  11,140   $  12,582   $  13,951

(1)The Company's eleventh tug was delivered in August 1995.
(2)Excludes offshore towing operations.
(3)Includes four harbor tugs under bareboat charter agreements.

  MARINE TRANSPORTATION SERVICES

     Chemical Transportation. Generally, demand for industrial chemical transportation services coincides with overall economic activity. Since 1989, revenue derived from chemical transportation operations has been entirely attributable to the operations of Ocean Specialty Tankers Corporation

("OSTC"), a company owned equally by OMI Corp. ("OMI") and the Company until August 1996, when the Company acquired OMI's interest in OSTC along with three chemical carriers owned by OMI (the "OMI Chemical Carriers"). Prior to the acquisition, the Company's chemical transportation revenue consisted of distributions from OSTC attributable to the Company's two chemical carriers marketed by OSTC based upon a formula that took into account individual vessel performance characteristics applied to OSTC's revenue (net of fuel costs, port charges, and overhead). Since the acquisition, the Company continues to have OSTC market the five chemical carriers and receives the revenue attributable to all five of the vessels.

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. In the fourth quarter of 1996, the charter rate was renegotiated and reduced by approximately 6% to reflect the lower current market rate. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with FPL and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization.

         The following table sets forth the average time charter equivalents for the Company's chemical and product carriers, including the OMI Chemical Carriers as if such vessels were owned by the Company during the periods presented.

                                                     YEAR ENDED DECEMBER 31,
                                                  1994        1995        1996
                                                --------    ---------   ------
Number of vessels........................          6            6           6
Time charter equivalents(1)..............      $ 24,751    $  25,629   $  25,276

(1)Time charter equivalents are calculated by deducting total voyage expenses from total voyage revenue and dividing the result by the total days per voyage.

OVERVIEW OF OPERATING EXPENSES AND CAPITAL EXPENDITURES

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, depreciation and amortization, charter hire, maintenance and repairs, fuel, and insurance.

         The crews of Company-manned chemical and product carriers are paid on a time-for-time basis by which they receive paid leave in proportion to time served aboard a vessel. The crews of offshore energy support vessels and certain tugs and towboats are paid only for days worked.

         Charter hire consists primarily of payments made with respect to the bareboat charters of the Seabulk Challenger and Seabulk Magnachem, which were acquired pursuant to leveraged lease transactions and operating lease payments on the tractor tug Broward. In addition, the Company recently entered into one-year charters of two newly built tugs. The Company also pays charter hire when it charters harbor tugs to meet requirements in excess of its own tugs' availability.

         The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels, where the item acquired has a useful life of three years or greater. Vessel improvements and vessel maintenance and repair are capitalized only if they also extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the years ended December 31, 1994, 1995, and 1996, the Company dry docked 13, 42, and 25 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $1.6 million, $2.0 million, and $1.6 million respectively. See "Liquidity and Capital Resources" for information regarding anticipated maintenance and improvement expense, including drydocking expense. The Company accounts for its drydocking costs under the deferral method. Under the deferral method, capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See Note 1 of the Company's consolidated financial statements. In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on a useful life ranging from 25 years for its steel-hull offshore energy support vessels to 30 years for aluminum-hull vessels, the lesser of any applicable lease term life or the OPA 90 life for its product and chemical carriers, ten years for its fuel barges, and 40 years for its towboats and tugs.

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

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         Revenue. Revenue increased 55% to $109.4 million in 1996 from $70.6 million in 1995 primarily due to increased revenue in the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy operations increased 88% to $43.7 million in 1996 from $23.2 million in 1995 primarily due to acquisitions and greater utilization of supply and crew boats and higher day rates resulting from increased offshore exploration and production activity. During 1996, day rates for supply boats owned, operated, or managed by the Company increased 57% from 1995, and day rates for crew boats owned, operated, or managed by the Company increased 7% from 1995. Utilization of supply boats increased to 94% for 1996 from 81% for 1995, and utilization of crew boats increased to 94% for 1996 from 85% for 1995.

         Petroleum product transportation revenue increased 17% to $18.9 million in 1996 from $16.1 million in 1995 primarily due to increased movements of product by the Company's towboat and barge fleet.

         Chemical transportation revenue increased 76% to $32.8 million in 1996 from $18.6 million in 1995 primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC.

         Revenue from offshore and harbor tug operations increased 11% to $14.0 million in 1996 from $12.6 million in 1995 primarily as a result of increased tanker and freighter traffic in Port Everglades. Revenue also increased in the port of Mobile due to a tariff increase and an increase in port traffic.

         Operating Expenses. Operating expenses increased 57% to $63.8 million in 1996 from $40.7 million in 1995 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses remained stable at 58% for both 1996 and 1995.

         Overhead Expenses. Overhead expenses increased 20% to $15.0 million in 1996 from $12.5 million in 1995 primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 14% in 1996 from 18% in 1995.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 56% to $9.8 million in 1996 compared with $6.3 million in 1995 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 88% to $20.8 million, or 19% of revenue, in 1996 from $11.1 million, or 16% of revenue, in 1995 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 1% to $11.6 million in 1996 from $11.5 million in 1995. As a percentage of revenue, net interest expense decreased to 11% in 1996 from 16% in 1995.

         Net Income (Loss). The Company had a net loss of $2.1 million in 1996 after incurring a net loss of $0.4 million in 1995 primarily as a result of non-recurring charges of $8.1 million, net of a $1.5 million income tax benefit, related to an early extinguishment of debt in connection with the August 1996 initial public offering.

   YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

         Revenue. Revenue increased 42% to $70.6 million in 1995 compared with $49.8 million in 1994 primarily due to the Company's purchase of new businesses and additional vessels.

         Offshore energy operations showed a 105% increase in revenue in 1995 primarily due to the acquisition of additional supply and crew boats. Although revenue increased, the utilization of supply boats decreased to 81% in 1995 from 84% in 1994 and the utilization of crew boats decreased to 85% in 1995 from 88% in 1994 due primarily to the relatively warm winter in early 1995, which caused a decline in oil and gas prices thereby reducing exploration and production activities. There was a 5% decrease in average day rates for the Company's supply boats in 1995 from 1994, while average day rates for the Company's crew boats remained relatively stable.

         Chemical transportation revenue increased 10% in 1995 primarily due to fewer off-hire (out-of- service) days incurred by the Seabulk Magnachem in 1995 following its regularly scheduled drydocking in 1994.

         Revenue from petroleum product transportation increased 54% in 1995 primarily due to a full year of operating results for the Sun State tug and barge fleet, which was acquired in September 1994.

         Revenue from offshore and harbor tug operations increased 13% to $12.6 million in 1995 from $11.1 million in 1994 primarily due to an increase in overall traffic in the ports served by the Company.

         Operating Expenses. Operating expenses increased 36% to $40.7 million in 1995 from $29.9 million in 1994 primarily due to increased operating expenses associated with acquisitions, although operating expenses decreased as a percentage of revenues to 58% in 1995 from 60% in 1994.

         Overhead Expenses. Overhead expenses increased 31% to $12.5 million in 1995 compared with $9.6 million in 1994 primarily due to increases in staffing, certain benefits, and insurance expenses directly related to new business acquisitions. Also, in addition to paying discretionary performance bonuses in April 1995 which were, in part, related to prior periods, an accrual of $400,000 was made at year end for 1995 performance bonuses. As a percentage of revenues, overhead expenses decreased to 18% in 1995 from 19% in 1994.

         Depreciation and Amortization. Depreciation and amortization expense increased 40% to $6.3 million in 1995 compared with $4.5 million in 1994 primarily due to an increase in fleet size as a result of acquisitions.

         Income from Operations. Income from operations increased 90% to $11.1 million, or 16% of revenue, in 1995 compared with $5.8 million, or 12% of revenue, in 1994. This increase was a result of a substantial increase in income from operations from the Company's offshore energy segment and an increase in the Company's fuel energy segment that were mainly the result of acquisitions. Harbor towing achieved an increase in income from operations of 25% over 1994 as a result of an overall increase in traffic in Mobile, Port Canaveral, and Port Everglades.

         Net Interest Expense. Net interest expense increased 116% to $11.5 million, or 16% of revenue, in 1995 compared with $5.3 million, or 11% of revenue, in 1994 primarily due to interest on debt incurred in the last quarter of 1994 to finance acquisitions.

         Net Income (Loss). The Company had a net loss of $0.4 million in 1995 compared with net income of $0.4 million in 1994, primarily due to an increase in financing costs incurred in connection with acquisitions completed in 1994 and the other factors noted above.

SEASONALITY

         The Company has experienced some slight seasonality in its overall operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels, and debt service requirements. The Company's principal sources of cash have been borrowings, cash provided by operating activities, proceeds from the August 1996 initial public offering (the "IPO"), and proceeds from the second public offering (the "Second Offering") in January 1997.

         In September 1994, the Company entered into a credit agreement (the "Credit Facility") which, as amended, currently provides for a $60.5 million term loan, a $10.0 million revolving line of credit, a $19.9 million vessel acquisition credit line which decreases to $11.5 million over a four-year period, and a $5.6 million letter of credit. Borrowings under the Credit Facility bear interest at prime or LIBOR, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. At December 31, 1996, borrowings outstanding under the Credit Facility aggregated $76.2 million, consisting of $58.5 million under the term loan, $8.0 million under the revolving line of credit, and $9.7 million under the vessel acquisition credit line.

         Also in September 1994, the Company received $50.0 million in proceeds from the issuance of Senior Notes, Junior Notes, and certain equity securities to members of a group of investors. These proceeds, together with borrowings under the Credit Facility, were utilized primarily to repay other indebtedness and to fund vessel acquisitions.

         In August 1996, the Company completed the IPO, which resulted in net proceeds to the Company of approximately $76.7 million. Of such net proceeds, approximately $34.7 million was used to fund the $35.5 million cash portion of the $97.5 million aggregate purchase price of three chemical carriers, 10 supply boats and one crew boat (the "August 1996 Acquisitions") and approximately $42.0 million was used to repay certain indebtedness. The balance of the purchase price of the August 1996 Acquisitions was paid by the assumption or incurrence of $62.0 million of debt obligations. In addition, the Company agreed to indemnify certain affiliates of one of the sellers for certain liabilities up to a maximum of $7.0 million. Indebtedness repaid with proceeds from the IPO included $7.0 million under the Credit Facility, $15.8 million of accrued interest and principal under the Senior Notes, $15.1 million of accrued interest and principal under the Junior Notes, and $4.1 million under certain notes payable to affiliates of the Company. The $13.9 million balance of the outstanding principal under the Junior Notes was converted into Class A Common Stock and Class B Common Stock in September 1996. As of December 31, 1996, $10.1 million of accrued interest and principal under the Senior Notes was outstanding.

         In January 1997, the Company completed the Second Offering, which resulted in net proceeds to the Company of approximately $94.3 million. Of such amount, approximately $10.2 million was used to repay remaining principal of and interest on the Senior Notes, approximately $23.4 million was used to repay amounts outstanding under the Credit Facility, and $2.6 million was used to repay other indebtedness. Of the balance of approximately $58.1 million, as of March 15, 1997, $5.5 million had been used to fund vessel acquisitions, $22.7 million has been designated to fund the reminder of the purchase price of four supply boats and two crew boats to be acquired in the second quarter of 1997, $6.9 million has been designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the second quarter of 1997 and the remaining $23.0 million is available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvement of its fleet, and acquisitions. The Company's outstanding indebtedness at December 31, 1996 was approximately $141.6 million. After giving effect to repayments of an aggregate of $36.2 million of indebtedness in January and February 1997 with a portion of the proceeds of the Second Offering, the Company's principal and interest payment obligations for 1997 are estimated to be approximately $17.8 and $7.9 million, respectively, and operating lease obligations for 1997 are estimated to be approximately $3.9 million.

         Capital requirements for vessel improvements were approximately $13.1 million during 1996 which had been recorded as either vessel improvements or construction in progress as of December 31, 1996, and are estimated to be approximately $17.3 million for 1997.

         The Company has contracted for the construction of three SDM(TM)s at an estimated aggregate cost of approximately $14.5 million with delivery expected in late 1997 or early 1998. The Company is also considering the construction of five double-hull barges at an estimated aggregate cost of approximately $9.0 million. The decision to proceed with the construction of these barges will be based upon successful completion of negotiations of long-term contracts with a customer concerning use of these vessels. These negotiations are in a preliminary stage and there can be no assurance that the construction of these barges will be undertaken. The Company has contracted for the construction of one supply boat for delivery by the end of 1997 at a cost of $7.5 million. The Company has also agreed to purchase for an estimated aggregate cost of $15.3 million six newly constructed 152-foot crew boats one of which is scheduled for delivery in the second quarter of 1997 and the remainder in 1998 and 1999. The Company currently intends to fund the aggregate cost of these SDM(TM)s, these crew boats and supply boat, and, if built, these barges from available working capital, borrowings under the Credit Facility, lease financing, or a combination of such sources.

         The Company has a 2.4% equity interest in five 45,300 dwt double-hull petroleum product carriers currently under construction. The aggregate cost of the five carriers is estimated to be $255.0 million, of which approximately $40.0 million will constitute equity investment and $215.0 million will be financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. Subject to certain conditions, the Company has an option, exercisable through 2002, to purchase a 49.2% interest at a price equal to (i) the investor's equity investment plus a stated annual return, or (ii) if exercised after December 31, 1997, the greater of the fair market value of the interest or the amount set forth in (I). The Company also has an option, exercisable on January 15, 1998, to purchase an additional 23.4% interest at a price equal to the investor's equity investment plus a stated return. Should the Company fail to exercise the latter option, the investor has the option to acquire 1.6% of the ownership interest from the Company for nominal consideration. The total estimated cost of exercising the Company's options is up to $32.0 million (assuming the options are exercised prior to January 1, 1998). The Company currently has no understandings or agreements with respect to the financing that it would require if it were to exercise either or both of these options, and there can be no assurance that such financing will be available.

         The Company is the defendant in litigation in which one of the shipyards that completed the Seabulk America is seeking additional payments aggregating $8.5 million for its work and $10.0 million of punitive damages, plus legal fees and expenses. Although the Company believes the shipyard's claims are without merit and has asserted counterclaims aggregating $5.6 million, the Company has obtained a bank letter of credit to finance up to $5.6 million of any additional payment that it might ultimately be required to make pursuant to this litigation.

         The Company believes that the remaining proceeds of the Second Offering, cash generated from operations, and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources, together with the potential future use of debt or equity financing, will allow the Company to pursue its strategy of growth through acquisitions. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

EFFECT OF INFLATION

         The Company does not consider inflation a significant business risk in the current and foreseeable future although the Company has experienced some cost increases. In some cases, these increases have been offset by charter hire escalation clauses.

ITEM 8.  FINANCIAL STATEMENTS

          The Company's Consolidated Financial Statements are listed in Item 14(a)(1), included at the end of this report on Form 10-K beginning on page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by Item 10 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4a of this Report on Form 10-K, and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission and the NASD National Market initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors, and greater than ten percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     Specific due dates for these reports have been established, and the Company is required to disclose in this Form 10-K any failure to file by these dates during 1996. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, the Company believes that Form 3s were not timely filed on August 8, 1996 by reporting persons to report their initial ownership of common stock and derivative securities. Form 3s for the following reporting persons were filed on August 23, 1996 and amended on November 12, 1996: J. Erik Hvide, Hvide Family Trust I, Arthur E. Bailey, John H. Blankley, Andrew W. Brauninger, Donald L. Caldera, Robert B. Calhoun, Jr., Gene Douglas, Gerald Farmer, Jean Fitzgerald, John J. Krumenacker, John Lee, William R. Ludt, Walter Mink, Robert Rice, Robert A. Santos, Eugene F. Sweeney, and Raymond B. Vickers. Form 3s for the following reporting persons were filed on August 23, 1996: Clipper/Merchant HMI, L.P., Clipper/Merban, L.P., Clipper/Park HMI, L.P., Clipper/Hercules, L.P., Clipper Capital Associates, L.P., Clipper Capital Associates, Inc., Metropolitan Life Insurance Company, Olympus Growth Fund II, L.P., OGF II, L.P., Robert S. Morris, Louis J. Mischianti and James A. Conroy. Form 3s for the following reporting persons were filed on August 29, 1996:
Robert B. Calhoun, Jr. and John Lee. The Company believes that all other filing requirements applicable to its Reporting Persons were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by Item 11 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by Item 12 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by Item 13 is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) (1) LIST OF FINANCIAL STATEMENTS. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the Years Ended December 31,
              1994, 1995 and 1996
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995
              and 1996
         Consolidated Statements of Cash Flows for the Years Ended December
              31, 1994, 1995 and 1996
         Notes to Consolidated Financial Statements

              (2) LIST OF FINANCIAL STATEMENT SCHEDULES. All schedules have been omitted because they are not applicable or not required, or the required information is provided in the financial statements or notes thereto.

         (B)  REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report on Form 10-K.

         (C) LIST OF EXHIBITS. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

EXHIBIT
NUMBER                                                EXHIBIT

 3.1       Amended and Restated Articles of Incorporation.(5)
 3.2       Bylaws of the Company, as amended.(5)
 4.1       Form of Class A Common Stock Certificate (Domestic).(5)
 4.2       Form of Class A Common Stock Certificate (Foreign).(5)
10.1 Non-Compete Agreement, between the Company and Hans J. Hvide, dated September 28, 1994.(2)
10.2 Consulting Agreement between Sun State Marine Services, Inc. and Frank V. Oliver, Jr., dated September 30, 1994.(2)
10.3       Equity Ownership Plan.(6)
10.4       Stock Option Plan for Directors.(6)
10.4.1     1996 Employee Stock Purchase Plan.(6)
10.4.2     Equity Ownership Plan.(5)

10.4.3     Retirement Plan and Trust. (7)
10.5 Security Agreement, dated December 14, 1973, relating to United States Government Ship Financing Bonds, between The Provident Bank and The United States of America, with respect to Seabulk Challenger/S.T.L. 3901.(1)
10.6* Bareboat Charter, dated as of December 14, 1973, by and between The Provident Bank and Seabulk Tankers, Ltd., with respect to Seabulk Challenger/S.T.L. 3901.(1)
10.7* Time Charter Party, dated as of December 20, 1989, between Seabulk Tankers, Ltd., and Shell Oil Company with respect to Seabulk Challenger/S.T.L. 3901, as amended.(1)
10.8 Security Agreement, dated August 20, 1975, by and among Port Everglades Towing, Inc., Central National Bank of Cleveland and The United States of America, with respect to the Seabulk Magnachem/ S.C.C. 3902, as amended.(1)
10.9* Bareboat Charter, dated February 24, 1977, by and between Central National Bank of Cleveland and Seabulk Chemical Carriers, Inc., with respect to Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.10 Sub-Bareboat Charter, dated January 16, 1988, between Seabulk Chemical Carriers, Inc., and Hvide Shipping, Incorporated, with respect to Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.12* Tanker Time Charter Party, dated December 15, 1989, between Seabulk Ocean Systems Corporation and Ocean Specialty Tankers Corporation, with respect with to Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.13* Tanker Time Charter Party, dated December 15, 1989, between Seabulk Transmarine Partnership, Ltd., and Ocean Specialty Tankers Corporation, with respect to Seabulk America.(1)
10.14 Franchise Agreement, dated as of January 8, 1975, by and between Canaveral Port Authority and Port Everglades Towing, Inc.(1)
10.15 Non-Exclusive Franchise Agreement, dated as of March 7, 1991, by and between Port Everglades Authority and Hvide Shipping, Incorporated.(1)
10.16* Contract for Fuel Transportation, dated as of February 18, 1993, by and between Florida Power & Light Company and Sun State Marine, Incorporated.(1)
10.17 Sale and Purchase Agreement between the Company and certain officers, directors and employees relating to the purchase of partnership interests, dated September 30, 1994.(2)
10.18 Post-Retirement Benefits Agreement between the Company and Hans J. Hvide, dated September 28, 1994.(2)
10.19 Junior Subordinated Note and Common Stock Purchase Agreement dated September 30, 1994.(2)
10.20 Senior Subordinated Note and Common Stock Purchase Agreement dated September 30, 1994.(2)
10.21 Letter of Credit Agreement, dated as of September 29, 1994, between Hvide Shipping, Inc. and Bank of Boston.(2)
10.22 Credit Agreement, dated as of September 28, 1994, among Hvide Marine Incorporated, Citibank, N.A., The First National Bank of Boston,
           and Citibank, N.A.(2)
10.22(a) Amendment No. 1 dated as of May 15, 1995, to the Credit Agreement dated as of September 28, 1994, by and among Hvide Marine Incorporated, Citibank, N.A., The First National Bank of
           Boston, and others.(2)
10.22(b) Amendment No. 2 dated as of March 26, 1996, to the Credit Agreement dated as of September 28, 1994, by and among Hvide Marine Incorporated, Citibank, N.A., The First National Bank
           of Boston, and others.(2)
10.22(c) Amended and Restated Credit Agreement dated as of June 21, 1996, by and among Hvide Marine Incorporated, Citibank, N.A., The First National Bank of Boston, BNY Financial Corporation, Hibernia National Bank, and Amsouth Bank of Florida.(5)
10.22(d)   Amended and Restated Credit Agreement dated as of February 3, 1997.
10.26      Amendment No. 2 to Charter of Seabulk Magnachem.(2)

10.27 Form of Recapitalization Agreement among Hvide Corp., Hvide Marine Incorporated, the Junior Subordinated Noteholders, the Senior Subordinated Noteholders, J. Erik Hvide, and certain trusts.(5)
10.28 Form of Registration Rights Agreement by and between Hvide Marine Incorporated and certain shareholders.(5)
10.29      Form of Agreement Among Shareholders among certain shareholders.(5)
10.30 Form of Amended and Restated Contingent Share Issuance Agreement among Hvide Marine Incorporated and certain purchasers.(5)
11         Computation of Earnings (Loss) per Share
21         List of Subsidiaries.(4)
23.1       Consent of Ernst & Young LLP.
27         Financial Data Schedule.

  * Confidential treatment requested. The materials omitted from these documents have been marked with an asterisk (*). The materials omitted have been separately filed with the Commission pursuant to the confidential treatment request.

(1) Incorporated herein by reference to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on April 26, 1994.

(2) Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on May 3, 1996.

(3) Incorporated herein by reference to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on May 13, 1996.

(4) Incorporated herein by reference to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on July 11, 1996.

(5) Incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on August 5, 1996.

(6) Incorporated herein by reference to Form S-8 (Registration No. 333-17621) filed with the Commission on December 11, 1996.

(7) Incorporated herein by reference to Form S-8 (Registration No. 333-19543) filed with the Commission on January 10, 1997.

                                     SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HVIDE MARINE INCORPORATED

                                           By:      /s/ J. ERIK HVIDE
                                                     J. Erik Hvide
                                          President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                              TITLE                                 DATE
          /s/ J. ERIK HVIDE                     Chairman of the Board,                    March 28, 1997
--------------------------------------
            J. Erik Hvide                       President, Chief Executive
                                                  Officer and Director
                                              (principal executive officer)

        /s/ JOHN H. BLANKLEY                    Executive Vice                            March 28, 1997
--------------------------------------
          John H. Blankley                     President -- Chief Financial
                                                   Officer and Director
                                               (principal financial officer)

        /s/ DONALD L. CALDERA                   Executive Vice President and               March 28, 1997
--------------------------------------
          Donald L. Caldera                             Director

       /s/ JOHN J. KRUMENACKER                  Controller (principal accounting            March 28, 1997
         John J. Krumenacker                       officer)

        /s/ EUGENE F. SWEENEY                   Executive Vice President and                March 28, 1997
--------------------------------------
          Eugene F. Sweeney                              Director


         /s/ ROBERT B. CALHOUN, JR.                      Director                           March 28, 1997
       Robert B. Calhoun, Jr.

                                                         Director                           March   , 1997
            Gerald Farmer

         /s/ JEAN FITZGERALD                             Director                           March 28, 1997
           Jean Fitzgerald

           /s/ JOHN J. LEE                               Director                           March 31, 1997
              John Lee

         /s/ WALTER C. MINK                              Director                           March 28, 1997
--------------------------------------
           Walter C. Mink

           /s/ ROBERT RICE                               Director                           March 28, 1997
             Robert Rice

       /s/ RAYMOND B. VICKERS                            Director                           March 28, 1997
--------------------------------------
         Raymond B. Vickers

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
  Hvide Marine Incorporated

         We have audited the accompanying consolidated balance sheets of Hvide Marine Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hvide Marine Incorporated and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP

Miami, Florida
February 20, 1997, except the eighth paragraph of Note 3, as to which the date is March 25, 1997

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                                               DECEMBER 31
                                                             1995       1996
                                                           (IN THOUSANDS EXCEPT
                                                              SHARE AMOUNTS)
                                 ASSETS
Current assets:
   Cash and cash equivalents............................   $  3,050   $  9,617
   Accounts receivable:
     Trade, net.........................................      9,602     16,049
     Insurance claims and other.........................      4,399      1,717
   Due from affiliate...................................        101         --
   Spare parts and supplies.............................      3,417      5,517
   Prepaid expenses.....................................        960      1,253
   Deferred costs (net).................................      2,550      4,173
                                                           --------   --------
     Total current assets...............................     24,079     38,326
Property:
   Construction in progress.............................      1,387      8,041
   Vessels and improvements.............................    122,198    229,776
     Less accumulated depreciation......................    (20,585)   (27,480)
   Furniture and equipment..............................      2,601      4,502
     Less accumulated depreciation......................       (998)    (1,409)
                                                           --------   --------
     Net property.......................................    104,603    213,430
Other assets:
   Deferred costs (net).................................      4,112      4,645
   Due from affiliates..................................        131         49
   Investment in affiliates.............................        423      1,291
   Goodwill (net).......................................      9,117      8,612
   Long-term receivable (net)...........................        831         59
   Deposits and other...................................        387      7,061
                                                           --------   --------
     Total other assets.................................     15,001     21,717
                                                           --------   --------
     Total..............................................   $143,683   $273,473
                                                           ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt................   $   7,708  $  24,375
   Current obligations under capital leases............         577      1,443
   Accounts payable....................................       4,905      6,278
   Charter hire and other liabilities..................       6,574     14,934
                                                          ---------  ---------
     Total current liabilities.........................      19,764     47,030
Long-term liabilities:
   Long-term debt......................................      96,014    108,154
   Notes payable to related parties....................       1,302        178
   Obligations under capital leases....................       3,450      7,492
   Due to charterer....................................         547        831
   Deferred income taxes...............................       4,317      6,385
   Other...............................................       4,290      1,414
                                                          ---------  ---------
     Total long-term liabilities.......................     109,920    124,454
                                                          ---------  ---------
     Total liabilities.................................     129,684    171,484
Minority partners' equity in subsidiaries..............       1,654        898
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value--authorized
     10,000,000 shares,
     issued and outstanding, none......................          --         --
   Class A Common Stock--$.001 par value, authorized
     100,000,000 shares, issued and outstanding,
     0 and 7,647,791...................................          --          8
   Class B Common Stock--$.001 par value, authorized
     5,000,000 shares
     issued and outstanding, 1,558,210 and 3,419,577...           1          3
   Class C Common Stock--$.001 par value, authorized
     2,500,000 shares, issued and outstanding,
     976,630, and 0....................................           1         --
   Additional paid-in capital..........................       6,341     97,153
   Retained earnings...................................       6,002      3,927
                                                          ---------  ---------
       Total stockholders' equity......................      12,345    101,091
                                                          ---------  ---------
       Total minority partners' equity in
         subsidiaries and stockholders' equity.........      13,999    101,989
                                                          ---------  ---------
       Total...........................................   $ 143,683  $ 273,473
                                                          =========  =========

                   See notes to consolidated financial statements

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  1994        1995        1996
                                                                                ---------  ----------  -------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                           PER SHARE DATA)
Revenues.....................................................................   $  49,792   $ 70,562   $ 109,356
Operating expenses:
   Crew payroll and benefits.................................................      13,510     20,132      29,756
   Charter hire and bond guarantee fee.......................................       5,013      4,063       4,667
   Repairs and maintenance...................................................       3,847      5,347       8,984
   Insurance.................................................................       2,991      4,547       7,633
   Consumables...............................................................       2,237      3,395       6,643
   Other.....................................................................       2,275      3,180       6,094
                                                                                ---------   --------   ---------
     Total operating expenses................................................      29,873     40,664      63,777
Selling, general and administrative expenses:
   Salaries and benefits.....................................................       4,649      6,856       7,936
   Office expenses...........................................................         819      1,068       1,394
   Professional fees.........................................................       2,645      2,137       2,947
   Other.....................................................................       1,468      2,457       2,702
                                                                                ---------   --------   ---------
     Total overhead expenses.................................................       9,581     12,518      14,979
Depreciation and amortization................................................       4,500      6,308       9,830
                                                                                ---------   --------   ---------
Income from operations.......................................................       5,838     11,072      20,770
Interest:
   Interest expense..........................................................       5,614     11,748      11,908
   Interest income...........................................................        (312)      (288)       (277)
                                                                                ---------   --------   ---------
     Net interest............................................................       5,302     11,460      11,631
Other income (expense):
   Minority interest and equity in earnings of subsidiaries..................        (115)       137         894
   Other.....................................................................         126       (111)       (457)
                                                                                ---------   --------   ---------
     Total other income (expense)............................................          11         26         437
                                                                                ---------   --------   ---------
Income (loss) before provision for (benefit from) income
   taxes and extraordinary item..............................................         547       (362)      9,576
Provision for (benefit from) income taxes....................................         189         (2)      3,543
                                                                                ---------   --------   ---------
Income (loss) before extraordinary item......................................         358       (360)      6,033
                                                                                ---------   --------   ---------
Loss on early extinguishment of debt, net of applicable
   income taxes of $1,474....................................................          --         --       8,108
                                                                                ---------   --------   ---------
     Net income (loss).......................................................   $     358   $   (360)  $  (2,075)
                                                                                =========   ========   =========

Earnings (loss) per common and common equivalent share:
Income (loss) applicable to common shares before
   extraordinary item........................................................   $    0.03   $  (0.14)  $    1.04
Loss on early extinguishment of debt.........................................          --         --       (1.40)
                                                                                ---------   --------   ---------
     Net income (loss) applicable to common shares...........................   $    0.03   $  (0.14)  $   (0.36)
                                                                                =========   ========   =========
Earnings (loss) per common share--assuming full dilution:
Income applicable to common shares before
   extraordinary item........................................................   $    0.06   $   0.12   $    0.99
Loss on early extinguishment of debt.........................................          --         --       (1.22)
                                                                                ---------   --------   ---------
     Net income (loss) applicable to common shares...........................   $    0.06   $   0.12   $   (0.23)
                                                                                =========   ========   =========

Weighted average common and common equivalent
   shares outstanding........................................................   $   5,302   $  2,535   $   5,818
                                                                                =========   ========   =========

Weighted average common shares outstanding
   assuming full dilution....................................................   $   5,616   $  3,779   $   6,645
                                                                                =========   ========   =========

               See notes to consolidated financial statements

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                          11%      5%           CLASS A               CLASS B              CLASS C
                        CLASS A  CLASS B      COMMON STOCK         COMMON STOCK         COMMON STOCK  ADDITIONAL
                       PREFERRED PREFERRED                                                              PAID-IN  RETAINED
                         STOCK    STOCK      SHARE     AMOUNT   SHARE        AMOUNT   SHARE     AMOUNT  CAPITAL  EARNINGS  TOTAL
                                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at January 1,
 1994.................  $ 2,669  $3,266            --  $   --     1,105,692  $    1   663,415   $  1   $ 1,025  $ 6,389  $ 13,351
Net income............       --      --            --      --            --      --        --     --        --      358       358
Common stock issued, net
 of issuance costs....       --      --            --      --       452,518      --   313,215     --     8,640       --     8,640
Redemption of preferred
 stock................   (2,669) (3,266)           --      --            --      --        --     --    (1,350)      --    (7,285)
Acquisition of limited
 partnership interests       --      --            --      --            --      --        --     --    (1,974)      --    (1,974)
Preferred stock cash
 dividends............       --      --            --      --            --      --        --                      (385)     (385)
                        -------  ------   -----------  ------   -----------  ------   -------   ----   -------  -------  --------
Balance at December 31,
 1994.................       --      --            --      --     1,558,210       1   976,630      1     6,341    6,362    12,705
Net loss..............       --      --            --      --            --      --        --     --        --     (360)     (360)
                        -------  ------   -----------  ------   -----------  ------   -------   ----   -------  -------  --------
Balance at December 31,
 1995.................       --      --            --      --     1,558,210       1   976,630      1     6,341    6,002    12,345
Net loss..............       --      --            --      --            --      --        --     --        --   (2,075)   (2,075)
Common Stock issued, net
 of issuance costs....       --      --     7,647,791       8     1,861,367       2   (976,630)    (1)   90,812       --    90,821
                        -------  ------   -----------  ------   -----------  ------   --------   ----   -------  -------  --------
Balance at December 31,
 1996.................  $    --  $   --     7,647,791  $    8     3,419,577  $    3        --   $ --   $97,153  $ 3,927  $101,091
                        =======  ======   ===========  ======   ===========  ======   =======   ====   =======  =======  ========










                         See notes to consolidated financial statements.

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   1994       1995       1996
                                                                                 --------   --------   ------
                                                                                         (IN THOUSANDS)
OTHER ACTIVITIES:
   Net Income (loss).........................................................   $    358  $    (360) $   (2,075)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES:
     Loss on early extinguishment of debt, net...............................         --         --       8,108
     Depreciation and amortization...........................................      4,500      6,308       9,830
     Provision for bad debts.................................................         --        114         125
     Gain on disposals of property...........................................         --        (73)        (13)
     Amortization of discount on long-term debt..............................         52        201         162
     Provision for (benefit from) deferred taxes.............................        189         (2)      3,543
     Minority partners' equity in earnings (losses) of subsidiaries, net.....        184       (625)       (756)
     Undistributed (earnings) losses of affiliates, net......................        (69)       488        (132)
     Other non-cash items....................................................         --         --          36
     Changes in operating assets and liabilities, net of effect of acquisitions:
        Accounts receivable..................................................     (4,574)    (5,056)     (1,928)
        Due from affiliates..................................................       (235)      (394)        182
        Other assets.........................................................     (1,622)    (1,317)        897
        Accounts payable and other liabilities...............................      4,075      4,664       4,605
                                                                                --------  ---------  ----------
Net cash provided by operating activities....................................      2,858      3,948      22,584
INVESTING ACTIVITIES:
   Purchase of property......................................................     (5,672)    (6,312)     (8,759)
   Deposits for the purchase of property.....................................         --         --      (6,349)
   Proceeds from disposals of property.......................................         --        690           8
   Capital contribution to affiliates........................................         --         --        (736)
     Deposits of funds in escrow.............................................       (500)        --          --
   Acquisitions, net of cash acquired of $106 in 1994, net of $500 escrow deposit utilized in 1995 and net of cash acquired of
     $1,722 in 1996..........................................................    (33,643)    (2,444)    (68,518)
                                                                                --------  ---------  ----------
Net cash used in investing activities........................................    (39,815)    (8,066)    (84,354)
FINANCING ACTIVITIES:
   Proceeds of lines of credit, net..........................................         --      7,500       1,994
   Proceeds from long-term debt..............................................     90,580         --      36,964
   Proceeds from issuance of common stock, net...............................      8,640         --      76,595
   Principal payments of long-term debt......................................    (51,700)    (5,458)    (44,819)
   Payment of financing costs................................................     (3,478)      (727)       (838)
   Payment of obligations under capital leases...............................        (34)      (510)     (1,189)
   Payment of notes payable to related parties...............................         --         --        (370)
   Payment of dividends......................................................       (385)        --          --
   Redemption of preferred stock.............................................     (2,374)        --          --
                                                                                --------  ---------  ----------
Net cash provided by financing activities....................................     41,249        805      68,337
                                                                                --------  ---------  ----------
Increase (decrease) in cash and cash equivalents.............................      4,292     (3,313)      6,567
Cash and cash equivalents at beginning of period.............................      2,071      6,363       3,050
                                                                                --------  ---------  ----------
Cash and equivalents at end of period........................................   $  6,363  $   3,050  $    9,617
                                                                                ========  =========  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net assets recorded in connection with dissolution to affiliate..............   $     --  $     341  $       --
                                                                                ========  =========  ==========
Notes payable and notes payable to related parties issued for the
   acquisition of vessels....................................................   $  2,149  $   3,000  $      675
                                                                                ========  =========  ==========
Capital lease obligations for the acquisition of vessels and
   equipment.................................................................   $  4,534  $      --  $    6,098
                                                                                ========  =========  ==========
Note payable issued for the acquisition of minority interest.................   $  3,039  $      --  $       --
                                                                                ========  =========  ==========
Note payable issued and other liabilities incurred in conjunction with
   the redemption of preferred stock.........................................   $  4,911  $      --  $       --
                                                                                ========  =========  ==========
Liabilities assumed for the acquisition of vessels (see Note 3)..............   $    279  $      --  $   34,650
                                                                                ========  =========  ==========
Common stock issued for the redemption of notes payable to related
   parties...................................................................   $     --  $      --  $      307
                                                                                ========  =========  ==========
Common stock issued for the repayment of debt...............................   $     --  $      --  $   13,883
                                                                                ========  =========  ==========

                 See notes to consolidated financial statements

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

         Organization and Basis of Consolidation. Hvide Marine Incorporated ("HMI" and the "Company") was incorporated in the state of Florida on September 28, 1994 as the holding company for the former Hvide Marine Incorporated and its majority-owned subsidiaries (the "Predecessor Company"). On September 30, 1994, 100% of the Common Stock of the Predecessor Company was exchanged for common stock of HMI and accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying consolidated financial statements include the combined successor/predecessor companies for all periods subsequent to September 30, 1994 and the Predecessor Company for all periods prior to September 30, 1994. All share and per share amounts have been adjusted to give retroactive effect to the capital structure of HMI. All material intercompany transactions and balances have been eliminated in the consolidated financial statements. Investments in limited partnerships and less-than-majority-owned subsidiaries are accounted for on the equity method.

         On August 14, 1996, the Company completed the initial public offering (the "IPO") of 7,000,000 shares of its Class A Common Stock at $12.00 per share. The net proceeds to the Company were approximately $74,821,000, after deducting underwriting commissions and other offering expenses. The net proceeds were used primarily to repay certain indebtedness that was outstanding prior to the IPO and for the cash portion of the purchase price of certain acquisitions consummated simultaneously with and subsequent to the IPO. On September 12, 1996, the underwriters' over-allotment option was exercised in part, pursuant to which an additional 159,000 shares were issued. The net proceeds of approximately $1,774,000 were used by the Company to repay certain outstanding indebtedness. In addition, on August 14, 1996, the Company issued 182,000 and 1,188,000 shares of Class A and Class B Common Stock, respectively, in payment of certain outstanding indebtedness.

         Operations. The principal operations of the Company consist of vessel time charters, vessel operating agreements and harbor towing. Through its vessel time charters and operating agreements, the Company serves the energy and chemical industries primarily in the U.S. domestic trade. The Company's harbor towing operations principally serve the passenger cruise ship, energy, and chemical industries and are concentrated in ports located in the southeastern United States.

         Revenues. Revenues from time charters are earned and recognized on a daily basis. Time charter rates are adjusted periodically based on changes in specified price indices and market conditions. Revenues on voyage contracts are recognized based upon the percentage of voyage completion.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident.

         Spare Parts and Supplies. Inventories of spare parts and supplies are stated at the lower of cost, determined on a basis that approximates the last-in, first-out method, or market.

         Prepaid Expenses. Prepaid expenses primarily include prepaid vessel insurance.

         Long-Lived Assets. The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. The Company, based on current circumstances, does not believe that any long-lived assets are impaired at December 31, 1996.

         Property. Vessels, improvements, furniture and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized and replacements, maintenance and repairs which do not improve or extend the lives of the assets are expensed. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of vessels and improvements other than tankers are 15 to 40 years and the estimated useful lives of furniture and equipment are 3 to 10 years. Tankers and related improvements are depreciated over estimated useful lives, as determined by the Oil Pollution Act of 1990 and other factors, ranging from 4 to 24 years.

         Vessels under capital leases are amortized over the estimated useful lives of the vessels. Included in vessels and improvements at December 31, 1995 and 1996 are vessels under capital leases of approximately $5,229,000 and $11,594,000, net of accumulated amortization of approximately $149,000 and $293,000, respectively.

         For the years ended December 31, 1994, 1995 and 1996, depreciation and amortization of vessels, improvements, furniture and equipment was approximately $3,397,000, $4,770,000, and $8,291,000, respectively.

         Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Deferred financing costs are amortized over the term of the related borrowings. At December 31, 1995 and 1996, deferred costs include unamortized drydocking of approximately $2,534,000 and $6,267,000, respectively.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of certain long-lived assets acquired and is amortized on the straight-line basis over 20 to 40 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization periods, the carrying value will be adjusted accordingly. At December 31, 1995 and 1996, accumulated amortization of goodwill was approximately $1,689,000 and $2,194,000, respectively.

         Income Taxes. HMI files a consolidated tax return with all corporate subsidiaries other than Seabulk Ocean Systems Holdings, Inc. and Seabulk Ocean Systems Corporation, which file a separate consolidated income tax return. Each partnership subsidiary files a separate partnership tax return.

         The Company accounts for income taxes pursuant to Financial Accounting Standards Board ("FASB") Statement No. 109 ("FASB 109"), "Accounting for Income Taxes." Under FASB 109, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Earnings (Loss) per Common Share. Earnings (loss) per common share is calculated based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents result from convertible preferred stock outstanding in 1994 and outstanding stock options at December 31, 1996. Earnings (loss) per common share-assuming full dilution includes the if-converted dilutive effect of a portion of the convertible Junior Note through conversion in August 1996 (see Note 3) and the incremental dilutive effect of outstanding common stock options at December 31, 1996.

         Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents in banks, trade accounts receivable and insurance claims receivable. The credit risk associated with cash and cash equivalents in banks is considered low due to the credit quality of the financial institutions. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance pools that the Company participates in.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Reclassifications. Certain amounts from prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation.

2.  CAPITAL CONSTRUCTION FUNDS

         Pursuant to a Dual Use Agreement between Seabulk Tankers, Ltd. ("STL") and the United States of America ("U.S."), the Capital Construction Funds maintained by STL is collateral to the U.S., which amounts were $36,000 and $37,000 at December 31, 1995 and 1996, respectively.

3. DEBT

         Long-term debt consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           1995         1996
         Lines of Credit...........................  $    7,500   $   10,647
         Term Loan.................................      46,000       58,500
         Acquisition Line..........................          --        9,700
         Senior Note...............................      23,200        9,153
         Junior Note...............................      17,633           --
         Title XI Debt.............................          --       32,243
         Notes Payable.............................       9,389       12,286
                                                     ----------   ----------
                                                        103,722      132,529
         Less: Current maturities..................      (7,708)     (24,375)
                                                     ----------   ----------
                                                     $   96,014   $  108,154
                                                     ==========   ==========

         On September 28, 1994, the Company entered into an agreement, as amended on June 21, 1996, for a credit facility (the "Credit Facility") with its principal banks.

         The Credit Facility provides for a working capital credit line of $10,000,000 through January 15, 2001 (the "Line") and a stand-by letter of credit (the "Letter of Credit") of $5,600,000. Borrowings under the Line bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (8.1% at December 31, 1996), and are subject to an annual commitment fee of 0.50% of the unused portion of the Line. Borrowings outstanding under the Line totaled $8,000,000 at December 31, 1996, which is currently due. The Letter of Credit is collateral for a surety bond to fund any final award relating to the shipyard's claims discussed in Note 5. Additionally, the Credit Facility provides for a letter of credit in an amount equal to the greater of amounts available to be drawn under the Line or $4,000,000. Amounts drawn under either letter of credit are due on demand or the ultimate maturity date of January 15, 2001. There were no amounts outstanding under the letters of credit at December 31, 1996.

         The Credit Facility provides for a term loan (the "Term Loan") of $60,500,000 and is payable in quarterly principal and interest payments. Borrowings under the Term Loan bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (8.1% at December 31, 1996).

         The Credit Facility also provides for a $19,900,000 Acquisition Line of Credit (the "Acquisition Line") to fund the cash portion of acquisitions. Borrowings under the Acquisition Line are limited to the lesser of 70% of the purchase price or a multiple of six times projected EBITDA from the acquisition, as defined. The Acquisition Line bears interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (8.1% at December 31, 1996). Principal amounts outstanding under the Acquisition Line are due in quarterly payments beginning in January, 1998. At December 31, 1996, $9,700,000 was outstanding under the Acquisition Line.

         The collateral for the Company's indebtedness under the Credit Facility includes all Company- owned vessels, its partnership interests in STL and Seabulk Transmarine Partnership, Ltd., spare parts, fuel and supplies, and eligible accounts receivable.

         On September 30, 1994, and as amended on May 24, 1995, the Company issued a $25,000,000 senior subordinated note (the "Senior Note"). The Senior Note bears interest at 12%, payable semi-annually on March 31 and September 30. The principal portion of the Senior Note is payable in equal annual installments on September 30, 2003 and 2004. The Company received proceeds of approximately $23,072,000, net of a discount of $1,928,000 ($1,904,000, $1,800,000 and
$657,000 at December 31, 1994, 1995, and 1996, respectively) which is being amortized as interest expense over the term of the Senior Note. On August 14, 1996 and September 12, 1996, the Company repaid $13,490,000, and $1,700,000, respectively, of the principal balance of the Senior Note with a portion of the proceeds from the IPO and the exercise of the underwriters' related over-allotment option. Repayment of the Senior Note is subordinated to the claims of the Company's principal banks for amounts outstanding under the Credit Facility.

         The terms of the Credit Facility and Senior Note prohibit the Company or any of its wholly owned subsidiaries from paying dividends on any class of common stock and restrict, among other things, the Company's ability to enter into new commitments or borrowings over specified amounts and dispose of assets outside the ordinary course of business. In addition, the Company is required to maintain a minimum level of tangible net worth, as defined.

         On August 14, 1996, the Company assumed approximately $34,650,000 of Title XI Debt in connection with the acquisitions of certain vessels (see note
12). The Title XI Debt is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semiannual principal and interest payments through December 1, 2006. Under the terms of the Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants. At December 31, 1996, the Company was not in compliance with the working capital financial covenant. On March 25, 1997, the U.S. Department of Transportation, which administers the Title XI debt, waived the Company's non-compliance with this covenant through February 7, 1997, the date the company became in compliance.

         In connection with redemption of the outstanding preferred stock of the Predecessor Company in 1994 (see Note 10), the Company issued notes payable totaling approximately $3,561,000 to the former stockholder. Interest on the notes is payable quarterly at the greater of 12% or Prime +3% (12% at December 31, 1996). The principal portion of the notes is due in the year 2000. Repayment of these notes is subordinated to the claims of the Company's principal banks for amounts outstanding under the Credit Facility. On August 14, 1996, approximately $1,548,000 was repaid with a portion of the proceeds from the IPO.

         In connection with the acquisition of the outstanding common stock of its previously unconsolidated 50%-owned affiliate Ocean Specialty Tankers Corporation ("OSTC"), on August 14, 1996, the Company assumed OSTC's obligations under a $4,000,000 revolving line of credit secured by the outstanding accounts receivables generated by three chemical tankers. The revolving line of credit bears interest monthly at LIBOR + 1.5% (7.3% at December 31, 1996). At December 31, 1996, $2,647,000 was outstanding under the line of credit, which is currently due.

         On August 14, 1996, the Company issued a $675,000 note payable for the acquisition of a vessel (see note 12). The note is due in quarterly principal and interest payments (10%) through August, 2001.

         In connection with the acquisition of the outstanding limited partnership interests in Hvide Chartering, Ltd. ("HCL") and Hvide Offshore Services, Ltd. ("HOS") in 1994 (see Note 6), the Company issued notes payable of approximately $2,149,000. Approximately $1,302,000 of these notes were issued to certain officers and employees of the Company and the outstanding amounts are recorded as notes payable to related parties in the accompanying consolidated balance sheets. Interest on the notes is payable quarterly at 12% and the notes are due in 2004. On August 14, 1996, approximately $678,000 of the notes payable to related parties was repaid with $816,000 in cash and the issuance of 25,667 shares of Common Stock.

         On September 30, 1994, HMI issued a $25,000,000 junior subordinated note (the "Junior Note") bearing interest at 8%. In August 1996, the principal sum and all accrued and unpaid interest was repaid with $15,115,000 of the proceeds from the IPO and the issuance of 1,244,002 shares of Common Stock.

         In connection with the acquisition of the minority interest in STL in 1994, the Company issued a note payable of approximately $3,039,000. On August 14, 1996, the outstanding balance of the note was repaid with proceeds from the IPO.

         In connection with the acquisition of seven crew vessels in 1995 (see
Note 12), the Company issued a $3,000,000 note payable. The outstanding balance of the note was repaid in February 1996.

         The aggregate annual future payments due on debt and notes payable as of December 31, 1996 are as follows (in thousands):

         YEAR ENDING DECEMBER 31,
         1997.............................................  $    24,375
         1998.............................................       17,052
         1999.............................................       21,112
         2000.............................................       22,801
         2001.............................................       26,760
         Thereafter.......................................       20,429
                                                            -----------
                                                            $   132,529

         In addition to the Letter of Credit available pursuant to the Credit Facility, the Company has an available letter of credit of $7,000,000 for future charter hire payments relating to the Seabulk Magnachem lease financing.

         The Company made interest payments of approximately $3,062,000, $8,952,000, and $19,213,000 in 1994, 1995 and 1996, respectively.

4.  CAPITAL LEASES

         The Company owns certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996 (in thousands):

         1997...............................................  $  2,108
         1998...............................................     2,105
         1999...............................................     2,004
         2000...............................................     1,907
         2001...............................................     1,629
         Thereafter.........................................     1,357
                                                              --------
         Total minimum lease payments.......................    11,110
         Less amount representing interest..................    (2,175)
                                                              --------
         Present value of minimum lease payment
            (including current
            portion of $1,443)..............................   $  8,935
                                                               ========

5.  COMMITMENTS AND CONTINGENCIES

         The Company leases its office facilities under operating lease agreements which expire at various dates through 2001. Rent expense was $467,000, $591,000, and $699,000 for the years ending December 31, 1994, 1995, and 1996. Future annual rentals due under non-cancelable operating leases are as follows (in thousands):

         YEAR ENDED DECEMBER 31,
         1997............................................  $         763
         1998............................................            705
         1999............................................            677
         2000............................................            654
         2001............................................            575
         Thereafter......................................          4,545
                                                           -------------
                                                           $       7,919
                                                           =============

         A portion of the Company's operations consists of charters of ocean-going vessels. Two tankers are bareboat chartered for periods extending through the years 1999 and 2002, respectively. Charter hire expense on these tankers was approximately $3,100,000, $3,153,000, and $3,181,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Additionally one tug is bareboat chartered through the year 2010. Charter hire expense on this tug was approximately $217,000 and $614,000 for the years ended December 31, 1995 and 1996, respectively. The aggregate annual future payments due under these charter agreements as follows (in thousands):

         YEAR ENDED DECEMBER 31,
         1997...........................................   $      3,842
         1998...........................................          3,893
         1999...........................................          3,949
         2000...........................................          2,592
         2001...........................................          2,608
                                                           ------------
                                                           $     16,884
                                                           ============

         In 1990, the Company withheld approximately $2,400,000 from a shipyard relating to delays and other problems encountered in the construction of a vessel. In 1993, the shipyard filed a claim to recover approximately $8,500,000 for costs allegedly due the shipyard, and the Company asserted a counterclaim for approximately $5,600,000 against the shipyard. In addition, the shipyard is seeking $10,000,000 of punitive damages. Management believes the shipyard's claim amounts are unsubstantiated and that recoveries upon the Company's counterclaim, together with insurance coverage, will exceed amounts, if any, which may be awarded to the shipyard. Management believes that the additional costs incurred to complete the construction of the vessel exceeded the amounts withheld (settlement of construction costs, if any, would generally be capitalized and depreciated over future periods); however, the Company is unable to predict the final outcome of this matter.

         In November 1989, STL formed an 88%-owned subsidiary, Seabulk Offshore, Ltd. ("SOL"), which acquired eight offshore supply vessels for approximately $13,510,000. In December 1990, STL and Hvide Marine Transport, Incorporated (a wholly-owned subsidiary of HMI) purchased the remaining 12% interest in SOL from the limited partner ("U.S. Offshore") for $825,000. Additionally, SOL agreed to pay U.S. Offshore an amount equal to 5% of gross revenues from the operation of the vessels for a period not to exceed a maximum of 40 months (December 1, 1990 through March 31, 1994) and in a total amount not to exceed $1,300,000, whichever occurred first. Approximately $769,000 has been paid to U.S. Offshore under this agreement. U.S. Offshore has filed a claim against SOL related to the amount due under the agreement. SOL is vigorously defending this claim and believes that it will ultimately prevail; however, the Company is unable to predict the final outcome of this matter.

         On August 6, 1992, a wholly-owned subsidiary, Seabulk Transmarine II, Inc. acquired a 49% interest in a joint venture which charters two offshore supply vessels from SOL for a period of six years. At the end of the charter period, the joint venture shall have the option to purchase each of the vessels at an agreed-upon purchase price of $300,000.

         On September 30, 1994, the Company acquired Sun State Marine Services, Inc. ("SSMS"). The acquisition agreement provides the sellers contingent payments for a period of five years from the date of the agreement. There were no contingent amounts due related to SSMS for the year ended December 31, 1996.

         At December 31, 1996, Hvide Partners, L.P. ("HPLP"), an affiliated entity in which the Company participates as the sole general partner, was party, through its five 75%-owned limited liability companies Hvide Van Ommeren Tankers I-V LLC ("HVOT I-V"), to contracts for the construction of five double-hull petroleum product carriers. Pursuant to its general and indirect limited partnership interests in HPLP, the Company is required to make capital contributions to HPLP in 1997 totaling approximately $150,000. The Company was also party to an agreement at December 31, 1996 to provide technical services and support related to the operations of HVOT I-V. Pursuant to this agreement and commencing in 1997, the Company is to be paid an annual fee of $295,000, subject to future escalation equal to increases, if any, in the CPI.

         In November 1996, the Company entered into an agreement to bareboat charter two tugs for a one year period.

         In December 1996, the Company entered an agreement (the Agreement) to purchase four crew boats for cash of approximately $7,400,000. Two of these boats were delivered in February 1997 (see Note 16). The Agreement also consists of the purchase of three additional crew boats to be constructed and delivered on various dates from March 1998 to February 1999 at an aggregate cost of approximately $8,200,000.

         In December 1996, the Company entered into an agreement to purchase four supply boats for an aggregate cost of approximately $21,800,000.

6.  RELATED PARTY TRANSACTIONS

         In 1994, the Company acquired outstanding limited partnership interests of HCL, a limited partnership in which the Company owned a 33 1/3% interest as general partner, from certain officers and employees of the Company for cash and notes payable of approximately $668,000 and $1,089,000, respectively.

         In 1994, the Company acquired the outstanding limited partnership interests of HOS from certain officers and employees of the Company for cash and notes payable of approximately $607,000 and $1,060,000, respectively. Additionally, the company assumed HOS's outstanding capital lease obligations and certain other liabilities.

         The purchase price of the vessels and other net assets acquired in the acquisition of the limited partnership interests of HCL and HOS was approximately $1,974,000 in excess of their historical net book value. Accordingly, such amounts were deemed special distributions to the related parties and recorded as a reduction of paid-in capital.

7.  EMPLOYEE BENEFIT PLANS

         The Company sponsors a Section 401(k) retirement plan covering substantially all employees. Expense under this plan for the years ended December 31, 1994, 1995 and 1996, was approximately $834,000, $1,047,000, and
$1,333,000, respectively. Contributions under the plan are determined on the basis of employee compensation.

8.  STOCK OPTIONS

         The Company has authorized the grant of options for up to 1,000,000 shares of Class A common stock pursuant to a non-qualified stock option plan (the "Plan") covering primarily employees and outside directors. Options under the Plan are issuable at the discretion of committees appointed by the Board of Directors and generally vest ratably over a four year period. Option terms range from 5 to 10 years. At December 31, 1996, there were 806,000 options which were all granted on August 12, 1996. The exercise price of all options ($12.00) is equal to the fair market value of the underlying common stock at that date. There were no options exercised or forfeited during 1996 and at December 31, 1996, 35,000 options are exercisable. The Class A Common Stock issuable pursuant to the plan have been reserved.

         The Company has elected to account for stock-based employee compensation awards under Accounting Principles Board Option No. 25 "Accounting for Stock-Based Compensation" (APB 25). Under APB 25, because the exercise price of the Company's employee stock options was equal to the market price of the underlying stock at the date of grant, no compensation expense was recognized.

         Pro forma information regarding net loss and loss per share is required by FASB 123 as if the Company has accounted for its options under the fair value method proscribed. However, the effect of applying the fair value method proscribed by FASB 123 to the Company's stock options results in net loss and loss per share that are not materially different from amounts reported.

9.  INCOME TAXES

         The components of the provision for (benefit from) income taxes are as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      1994     1995      1996
                                                     ------   ------  -------
         Current.................................   $   --   $   --  $      --
         Deferred................................      189       (2)     3,543
                                                    ------   ------  ---------
                                                    $  189   $   (2) $   3,543
                                                    ======   ======  =========

Income taxes paid were approximately $400,000 in 1994. There were no income taxes paid in 1995 and 1996.

A reconciliation of the Company's income tax rate to the federal rate of 34% is as follows:

                                                        1994     1995     1996
                                                       ------   ------   -----
         Income tax expense (benefit) computed at the
            statutory rate..........................      34%   ( 34%)     34%
         State income taxes.........................       2      (2)       2
         Capital Construction Funds.................      16      24        1
         Other......................................     (17)     11       --
                                                       -----    ----     ----
                                                          35%     (1)%     37%
                                                        =====    ====     ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                              1995       1996
         Deferred income tax assets:
            Net operating loss carryforward..............  $  8,388   $ 14,416
            Charitable contributions carryforward.......         43         66
            Alternative minimum tax credit carryforward.      1,226      1,226
            Accrued compensation........................        315        410
            Other ...........................................   149        191
                                                             ------     ------
                  Total deferred income tax assets......     10,121     16,309
                                                           --------   --------
         Deferred income tax liabilities:
            Fixed asset differences......................    13,770     21,772
            Deferred drydocking costs....................       668        922
                                                           --------   --------
                  Total deferred income tax liabilities..    14,438     22,694
                                                           --------   --------
                  Net deferred income tax liability......  $  4,317   $  6,385
                                                           ========   ========

         At December 31, 1996 the Company had approximately $40,500,000 in net operating loss carryforwards for federal income tax purposes, expiring in various amounts from 1998 to 2011. Due to a change in ownership, as defined in
Section 382 of the Internal Revenue Service Code, the utilization of approximately $26,287,000 of net operating loss carryforwards, existing at the date of the IPO, are limited to approximately $3,300,000 per year.

10.  CAPITAL STOCK

         On August 14, 1996 and September 12, 1996, the Company issued 7,000,000 and 159,000 shares of its Class A Common Stock, respectively, pursuant to the IPO and underwriters' over-allotment option. Simultaneously with the IPO, shares of the Company's Class C Common Stock were exchanged for 304,000 and 673,000 shares of the Company's Class A and Class B Common Stock, respectively. Additionally, 182,000 and 1,188,000 shares of the Company's Class A and Class B Common Stock, respectively, were issued in repayment of a portion of the Junior Notes and other outstanding indebtedness.

         On May 10, 1996, the Company's Board of Directors authorized a 1.5843-for-1 split of its common stock, and an increase of the number of authorized shares of its Class A, Class B, and Class C Common Stock to 100,000,000, 5,000,000, and 2,500,000, respectively. All share and per share data in the accompanying financial statements have been restated to reflect the stock split. Contemporaneous with the IPO, the Company's Board of Directors authorized the retirement of the Company's Class C Common Stock.

         On September 28, 1994, all the stock of the Predecessor Company was exchanged for shares of the Company's stock (see Note 1). The fair value of the Predecessor Company's common stock and the Company's common stock were equivalent.

         On September 29, 1994, all of the outstanding shares of Class A and Class B Preferred Stock of the Predecessor Company were repurchased from the shareholder for cash of $2,374,000, notes of $3,561,000 and certain agreements providing for future payments over a specified term. The present value of the agreements providing for future payments has been recorded in other liabilities in the accompanying consolidated balance sheets and total approximately $1,282,000 and $1,261,000 at December 31, 1995 and 1996, respectively.

         Each share of the Company's Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share. The holders of Class B Common Stock are entitled to convert, at the holder's election and at any time, such shares into shares of Class A Common Stock at the rate of one share of Class B Common Stock for one share of Class A Common Stock.

         In connection with the issuance of the Junior Note, the Company issued to the note holders 765,733 shares of its Class B and Class C Common Stock and Common Stock Contingent Share Issuances ("CSIs") to purchase a maximum of 554,495 additional shares of its common stock. The Junior Note, shares of Class A and Class C Common Stock and the CSIs were recorded based upon their estimated fair values at the date of issuance. The CSIs are exercisable at a price equal to the par value of the underlying shares on June 10, 1997. The maximum amount of CSIs that may be exercised is based upon the note holders return on their investment in the Company.

         Simultaneously with the issuance of the CSIs, the Company entered into an agreement with its Chairman and principal stockholder and certain trusts whereby the principal stockholder and the trusts agreed to contribute pro rata a like amount of shares of common stock to the Company concurrently with the issuance of shares pursuant to the CSIs. Accordingly, issuance of shares pursuant to the CSIs will not effect the Company's financial position or results of operations.

11.  SIGNIFICANT CUSTOMER

         The Company derived revenues from a long-term contract with one company representing 17%, 13%, and 10% of its revenues over the three years ended December 31, 1994, 1995, and 1996, respectively.

12.  ACQUISITIONS

         On March 8, 1995, the Company acquired seven crew boats for $5,875,000, including cash of $2,875,000 and a $3,000,000 promissory note.

         In January and February 1996, the Company acquired nine crew boats under capital lease obligations.

         On August 14, 1996, the Company purchased the remaining 50% of the outstanding common stock of an entity and acquired three chemical tankers. The aggregate purchase price of approximately $64,650,000 consisted of approximately $30,000,000 in cash and the assumption of approximately $34,650,000 in mortgage obligations related to two of the vessels acquired.

         On August 14, 1996, the Company purchased eight supply boats for $26,075,000. The Company has agreed to indemnify certain affiliates of the sellers against certain of one seller's liabilities due to its creditors. The Company's maximum liability pursuant to the guarantee and indemnification is $7,000,000.

         On August 14, 1996, the Company acquired two supply boat and one crew boat for cash of $6,150,000 and the issuance of a $675,000 note payable.

         In October 1996, the Company purchased two supply boats for cash of approximately $4,600,000.

         In November 1996, the Company purchased a crew boat for cash from the Company's Chairman and the Investor Group for a purchase price of approximately $2,200,000, which was equal to their cost of the vessel.

         In December 1996, the Company purchased a tug for cash of approximately $3,400,000.

         The operations of acquired vessels and assets are included in the accompanying consolidated statements of operations for the period subsequent to their acquisition dates.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Cash and cash equivalents and accounts receivable. The carrying amounts reported in the balance sheets approximates fair value due to the current maturity of such instruments.

         Credit Facility. Amounts outstanding under the Company's Credit Facility, as amended, bear interest at variable rates that periodically adjust to reflect changes in overall market rates and approximate fair value.

         Senior Notes. Amounts outstanding under the Senior Notes bear interest at 12%. The fair value of the Senior Notes at December 31, 1996 was estimated to be $9.2 million, using a discounted cash flow analysis at estimated market rates.

         Notes Payable and Title XI Debt. The carrying amount reported in the balance sheets approximates fair value using a discounted cash flow analysis at estimated market rates.

14.  SUPPLEMENTARY EARNINGS PER SHARE

         Primary earnings per share for the year ended December 31, 1996 would have been $0.03 assuming the retirement of certain indebtedness with proceeds from both the IPO and the public offering completed in January 1997 (see note
16), had taken place on January 1, 1996. Supplementary earnings per share reflect an increase in weighted average shares outstanding during the period of approximately 4,157,000 shares and an increase in net income applicable to common shares of approximately $2,389,000 net of applicable income taxes for the period.

15.  EXTRAORDINARY ITEM

         On August 14, 1996, the Company paid cash of $26,307,000; issued 55,500 shares of Class A Common Stock and 1,188,502 shares of Class B Common Stock to repay $25,000,000 and $15,190,000 of the Junior and Senior Notes, respectively. Accordingly, the Company recorded a loss on extinguishment of $8,108,000 for the write off of deferred financing costs and related debt discounts, net of a tax benefit of $1,474,000.

16.  SUBSEQUENT EVENTS

         In January 1997, the Company purchased a supply boat and two tug boats for cash of approximately $4,700,000 and $600,000, respectively.

         On February 5, 1997, the Company completed a public offering of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $94,300,000, after deducting underwriting commissions. The net proceeds will be used primarily to repay certain indebtedness, to fund the cash portion of certain potential acquisitions and for general corporate purposes.

         In February 1997, the Company purchased three crew boats for cash of approximately $5,575,000 and entered into a contract to construct one supply boat for an estimated aggregate cost of $7,520,000.

         In February 1997, the Company repaid $33,220,000 of its outstanding debt and amended its Credit Facility. As a result, the Company recorded extraordinary losses of $1,754,000 for the write off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1,030,000.

         In February 1997, the Company purchased the outstanding common stock of an entity for cash of approximately $1,500,000. Pursuant to the purchase agreement, the Company assumed the entity's commitments to fund the remaining construction costs of three crew boats currently under contract with a shipyard. The aggregate remaining construction cost of the vessels is approximately $5.7 million. The fair value of net assets acquired approximates the purchase price paid by the company.

         In February 1997, the Company contracted for the construction of three ship-docking modules for an estimated aggregate cost of $14,500,000.