Form 10-Q
period 1997-03-31
HVIDE MARINE INC
filed 1997-05-09
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1997

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

                             Yes          X                   No



There were 11,651,610 and 3,419,577 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at May 7, 1997.

HVIDE MARINE INCORPORATED

QUARTER ENDED MARCH 31, 1997

INDEX
--------------------------------------------------------------------------------

                                                                           PAGE


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.............................................1

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and March 31, 1997 (unaudited).....................2

         Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1996 and 1997 (unaudited).......4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 and 1997 (unaudited)...............5

         Notes to Condensed Consolidated Financial Statements.................6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................10

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................18

    Signature.................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 consolidated financial statements previously filed with the Commission. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

         Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   DECEMBER 31      MARCH 31
                                                                                       1996            1997
                                                                                   -----------     ------------
                                                                                                   (UNAUDITED)
ASSETS
   Current assets:
      Cash and cash equivalents..................................................  $      9,617    $    54,206
      Accounts receivable:
        Trade, net...............................................................        16,049         17,064
        Insurance claims and other...............................................         1,717          1,826
      Spare parts and supplies...................................................         5,517          6,931
      Prepaid expenses...........................................................         1,253          1,624
      Deferred costs, net........................................................         4,173          3,857
                                                                                   ------------    -----------
          Total current assets...................................................        38,326         85,508

   Property:
      Construction in progress...................................................         8,041         12,455
      Vessels and improvements...................................................       229,776        245,993
          Less accumulated depreciation..........................................       (27,480)       (30,887)
      Furniture and equipment....................................................         4,502          4,636
          Less accumulated depreciation..........................................        (1,409)        (1,531)
                                                                                   ------------    -----------
             Net property........................................................       213,430        230,666

   Other assets:
      Deferred costs, net........................................................         4,645          2,930
      Due from affiliates........................................................            49            209
      Investment in affiliates...................................................         1,291          1,297
      Goodwill, net..............................................................         8,612          8,486
      Deposits and other.........................................................         7,120          3,613
                                                                                   ------------    -----------
          Total other assets.....................................................        21,717         16,535
                                                                                   ------------    -----------
             Total assets........................................................  $    273,473    $   332,709
                                                                                   ============    ===========


See accompanying notes.

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  DECEMBER 31       MARCH 31
                                                                                       1996           1997
                                                                                  -------------    -----------
                                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt.........................................  $      24,375    $    14,267
   Current obligations under capital leases.....................................          1,443          1,472
   Accounts payable.............................................................          6,278          3,897
   Other     ...................................................................         14,934         14,149
                                                                                  -------------    -----------
          Total current liabilities.............................................         47,030         33,785

Long-term liabilities:
   Long-term debt...............................................................        108,154         82,857
   Notes payable to related parties.............................................            178             --
   Obligations under capital leases.............................................          7,492          7,113
   Deferred income taxes........................................................          6,385          7,968
   Other     ...................................................................          2,245          2,482
                                                                                  -------------    -----------
      Total long-term liabilities...............................................        124,454        100,420
                                                                                  -------------    -----------
      Total liabilities.........................................................        171,484        134,205
Minority partners' equity in subsidiaries.......................................            898            910

Stockholders' equity:
   Preferred Stock, $1.00 par value authorized 10,000,000 shares,
      issued and outstanding, none..............................................             --             --
   Class A Common Stock--$.001 par value, authorized 100,000,000
      shares, issued and outstanding, 7,647,791 and 11,512,194..................              8             12
   Class B Common Stock--$.001 par value, authorized 5,000,000
      shares, issued and outstanding, 3,419,577.................................              3              3
   Additional paid-in capital...................................................         97,153        190,780
   Retained earnings............................................................          3,927          6,799
                                                                                  -------------    -----------
      Total stockholders' equity................................................        101,091        197,594
                                                                                  -------------    -----------
      Total minority partners' equity in subsidiaries and
          stockholders' equity..................................................        101,989        198,504
                                                                                  -------------    -----------
             Total..............................................................  $     273,473    $   332,709
                                                                                  =============    ===========


See accompanying notes.

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                           1996          1997
                                                                                       ------------  -----------
                                                                                             (IN THOUSANDS,
                                                                                            EXCEPT SHARE AND
                                                                                             PER SHARE DATA)
Revenues............................................................................    $    20,211   $   39,652

Operating Expenses:
   Crew payroll and benefits........................................................          5,963        9,819
   Charter hire and bond guarantee fee..............................................          1,086        1,503
   Repairs and maintenance..........................................................          1,734        3,121
   Insurance........................................................................          1,480        2,062
   Consumables......................................................................          1,131        2,185
   Other............................................................................            822        2,441
                                                                                        -----------   ----------
     Total operating expenses.......................................................         12,216       21,131
Selling, general and administrative
     expenses.......................................................................          3,613        5,105
Depreciation and amortization.......................................................          1,677        3,679
                                                                                        -----------   ----------
   Income from operations...........................................................          2,705        9,737
   Net interest.....................................................................          2,882        2,139
Other income (expense):
   Minority interest and equity in earnings of subsidiaries.........................            154          (69)
   Other............................................................................             23         (186)
                                                                                        -----------   ----------
     Total other income.............................................................            177         (255)
                                                                                        -----------   ----------
Income before provision for
   income taxes and extraordinary item..............................................             --        7,343
Provision for income taxes..........................................................             35        2,717
                                                                                        -----------   ----------
Income (loss) before extraordinary item.............................................            (35)       4,626
Loss on early extinguishment of debt,
   net of applicable income taxes of $1,030.........................................             --        1,754
                                                                                        -----------   ----------
     Net income (loss)..............................................................    $       (35)  $    2,872
                                                                                        ===========   ==========
Earnings (loss) per common  and common equivalent share:
Income (loss) applicable to common shares
   before extraordinary item........................................................    $     (0.01)  $     0.33
Loss on early extinguishment of debt................................................             --        (0.12)
                                                                                        -----------   ----------
    Net income (loss) applicable to common shares...................................    $     (0.01)  $     0.21
                                                                                        ===========   ==========
Weighted average number of common
   shares and common share equivalents
   outstanding......................................................................      2,534,840   13,835,722
                                                                                        ===========   ==========


See accompanying notes.

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                           1996        1997
                                                                                            (IN THOUSANDS)
Operating Activities:
   Net Income (loss).................................................................   $     (35)  $   2,872

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Loss on early extinguishment of debt, net......................................          --       1,754
      Depreciation and amortization..................................................       1,677       3,679
      Provision for bad debts........................................................          31         141
      Amortization of drydocking costs...............................................         544       1,245
      Amortization of discount on long-term debt.....................................          54           5
      Provision for deferred taxes...................................................          35       2,612
      Minority partners' equity in losses of subsidiaries, net.......................        (166)         12
      Undistributed losses of affiliates, net........................................          12          56
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable............................................................         (95)     (1,265)
      Due from affiliates............................................................          82        (159)
      Current and other assets.......................................................      (1,751)     (1,396)
      Accounts payable and other liabilities.........................................       3,776      (5,506)
                                                                                        ---------   ---------
        Net cash provided by operating activities....................................       4,164       4,050

Investing Activities:
   Purchase of property..............................................................      (2,035)     (3,540)
   Deposits for the purchase of property.............................................          --        (568)
   Capital contribution to affiliates................................................        (429)        (62)
   Acquisitions, net of $639 escrow deposit utilized in 1997.........................          --     (11,719)
                                                                                        ---------   ---------
        Net cash used in investing activities........................................      (2,464)    (15,889)

Financing Activities:
   Proceeds from revolving line of credit, net.......................................       3,000      (8,000)
   Proceeds from term loan...........................................................       2,197       3,710
   Principal payments of long-term debt..............................................      (3,744)    (31,772)
   Payment of debt and other financing costs.........................................          --        (513)
   Payment of obligations under capital leases.......................................        (190)       (351)
   Payment of notes payable to related parties.......................................          --        (166)
   Proceeds from issuance of common stock, net of offering costs.....................          --      93,520
                                                                                        ---------   ---------
      Net cash provided by financing activities......................................       1,263      56,428
                                                                                        ---------   ---------

Increase (decrease) in cash and cash equivalents.....................................       2,963      44,589

Cash and cash equivalents at beginning of period.....................................       3,050       9,617
                                                                                        ---------   ---------
Cash and cash equivalents at end of period...........................................   $   6,013   $  54,206
                                                                                        =========   =========

Supplemental schedule of noncash investing and financing activities:
   Capital leases assumed for the acquisition of vessels.............................   $   5,410   $      --
                                                                                        =========   =========
   Capital stock issued pursuant to employee stock purchase plan.....................   $      --   $      87
                                                                                        =========   =========

See accompanying notes.

                HVIDE MARINE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                               (UNAUDITED)

1.  PUBLIC OFFERING

         On August 14, 1996, the Company completed the initial public offering (the "IPO") of 7,000,000 shares of its Class A Common Stock at $12.00 per share. The net proceeds to the Company were approximately $74,821,000, after deducting underwriting commissions and other offering expenses. A portion of the net proceeds was used primarily to repay certain indebtedness that was outstanding prior to the IPO and for the cash portion of the purchase price of certain acquisitions consummated subsequent to the IPO. On September 12, 1996, the underwriters' over-allotment option was exercised, in part, pursuant to which an additional 159,000 shares were issued. The net proceeds of approximately $1,774,000 were used by the Company to repay certain outstanding indebtedness. In addition, on August 14, 1996, the Company issued 182,000 and 1,188,000 shares of Class A and Class B Common Stock, respectively, in payment of certain outstanding indebtedness.

         On February 5, 1997, the Company completed a second public offering (the "Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $94,300,000, after deducting underwriting commissions. Of such amount, approximately $10.2 million was used to repay remaining principal of and interest on Senior Notes, approximately $23.4 million was used to repay amounts outstanding under the Company's credit agreement (the "Credit Facility"), and $2.6 million was used to repay other indebtedness. Of the balance of approximately $58.1 million, as of March 31, 1997, $5.5 million had been used to fund vessel acquisitions, $22.7 million had been designated to fund the reminder of the purchase price of four supply boats and two crew boats to be acquired in the second quarter of 1997, $6.9 million had been designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the second quarter of 1997 and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

2.  DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                DECEMBER 31    MARCH 31
                                                                                   1996          1997
                                                                                ----------   -----------
                                                                                              (UNAUDITED)
        Borrowings outstanding under lines of credit.........................   $   10,647   $        --
        Term Loan............................................................       58,500        56,750
        Acquisition Line.....................................................        9,700            --
        Senior Note..........................................................        9,153            --
        Title XI Debt........................................................       32,243        30,980
        Notes payable........................................................       12,286         9,394
                                                                                ----------   -----------
                                                                                   132,529        97,124
        Less:  Current maturities............................................      (24,375)      (14,267)
                                                                                ----------   -----------
                                                                                $  108,154   $    82,857
                                                                                ==========   ===========

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         The Company's Credit Facility, as amended on February 3, 1997, provides for a revolving working capital credit line of $20,000,000 through January 15, 2002 (the "Revolving Line") and a stand-by letter of credit (the "Letter of Credit") of $5,600,000. Borrowings under the Revolving Line bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants and are subject to a quarterly commitment fee of 0.50% of the unused portion of the credit line. Borrowings outstanding under the Revolving Line totaled $8,000,000 and $0 at December 31, 1996 and March 31, 1997, respectively. Additionally, the Credit Facility provides for a letter of credit in an amount equal to the greater of amounts available to be drawn under the Revolving Line or $6,000,000. Amounts drawn under either letter of credit are due on demand or the ultimate maturity date of January 15, 2002. There were no amounts outstanding under the letters of credit at December 31, 1996 or March 31, 1997.

         The Credit Facility provides for a term loan (the "Term Loan") of up to $56,750,000 payable in quarterly principal and interest payments. Borrowings under the Term Loan bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants (approximately 8.1% and 7.5% at December 31, 1996 and March 31, 1997, respectively).

         The Credit Facility also provides for a $50,000,000 Acquisition Line of Credit (the "Acquisition Line") to fund the cash portion of acquisitions. Borrowings under the Acquisition Line are limited to the lesser of 65% of the purchase price or a multiple of six times projected EBITDA from the acquisition, as defined. The Acquisition Line bears interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants. Principal amounts outstanding under the Acquisition Line are due in quarterly payments beginning in January, 1998. Borrowings outstanding under the Acquisition Line were repaid with a portion of the proceeds from the Offering on February 5, 1997.

         The terms of the Credit Facility restrict the Company or any of its wholly owned subsidiaries from paying dividends on any class of common stock and also restrict, among other things, the Company's ability to enter into new commitments or borrowings over specified amounts and dispose of assets outside the ordinary course of business. In addition, the Company is required to maintain a minimum level of tangible net worth, as defined.

         The collateral for the Company's debt includes all Company-owned vessels, outstanding common stock, partnership interests in Seabulk Tankers, Ltd. and Seabulk Transmarine Partnership, Ltd., spare parts, fuel and supplies, and eligible accounts receivable.

         On September 30, 1994, and as amended on May 24, 1995, the Company issued a $25,000,000 senior subordinated note (the "Senior Note"). The Company received proceeds of approximately $23,072,000, net of discount of $1,928,000 which was being amortized as interest expense over the term of the Senior Note. On August 14, 1996 and September 12, 1996, the Company repaid $13,490,000, and $1,700,000, respectively, of the principal balance of the Senior Note with a portion of the proceeds

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


from the IPO and the exercise of the underwriters' related over-allotment option. The remaining balance of $9,810,000 was repaid with a portion of the proceeds of the Offering on February 5, 1997.

         On August 14, 1996, the Company assumed $34,650,000 of Title XI Debt in connection with the acquisitions of certain vessels. The Title XI Debt is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through December 1, 2006. Under the terms of the Title XI Debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants.

         In connection with redemption of the outstanding preferred stock of the predecessor company in 1994, the Company issued notes payable totaling approximately $3,561,000 to the former stockholder. On August 14, 1996, approximately $1,548,000 was repaid with a portion of the proceeds from the IPO. The remaining balance of approximately $2,013,000 was repaid with a portion of the proceeds from the Offering on February 5, 1997.

         In connection with the acquisition of the outstanding common stock of its previously unconsolidated 50%-owned affiliate, Ocean Specialty Tankers Corporation ("OSTC"), on August 14, 1996, the Company assumed OSTC's obligations under a $4,000,000 revolving line of credit secured by the outstanding accounts receivables generated by three chemical tankers. The revolving line of credit bears interest monthly at LIBOR + 1.5% (7.3% at December 31, 1996). At December 31, 1996 and March 31, 1997, $2,647,000 and $0, respectively, were outstanding under the line of credit.

         The Company made interest payments of approximately $2,503,000 and $2,966,000 for the three months ended March 31, 1996 and 1997, respectively.

3.  INCOME TAXES

         For the three months ended March 31, 1996 and 1997 the provision for income taxes was computed using an estimated annual effective tax rate of 0% and 37%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

4.  ACQUISITIONS

         In January 1997, the Company purchased a supply boat and two tug boats for cash of approximately $4,700,000 and $600,000, respectively.

         In February 1997, the Company purchased three crew boats for cash of approximately $5,575,000.

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

5.  EXTRAORDINARY ITEM

         In February 1997, the Company repaid $33,220,000 of its outstanding debt and amended its Credit Facility. As a result, the Company recorded extraordinary losses of $1,754,000 for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1,030,000.

6.  SUBSEQUENT EVENTS

         In April 1997, the Company purchased two supply boats and signed an agreement to purchase one supply boat for cash of approximately $10,450,000 and $2,800,000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this report and the Company's 1996 consolidated financial statements and the related notes thereto previously filed with the Commission.

RECENT ACQUISITIONS

         The Company's results of operations have been and will be significantly affected by a series of acquisitions, aggregating 33 vessels, during 1996 and 1997 as summarized in the following table.

                                                     NUMBER OF                ASSETS           AGGREGATE
                                     PERIOD        TRANSACTIONS              ACQUIRED          INVESTMENT
Offshore Energy Support...........   1996               7               12 supply boats        $46.6 million(1)
                                                                        11 crew boats(2)
                                     1997               3               1 supply boat          $10.3 million
                                                                        3 crew boats

Offshore and Harbor Towing........   1996               1               1 offshore tug         $3.4 million
                                     1997               1               2 harbor tugs          $0.6 million

Chemical Transportation...........   1996               1               3 chemical carriers    $64.7 million



(1)Includes two vessels that are currently being upgraded, lengthened, and refurbished and are expected to enter service during the second quarter of 1997. Aggregate investment includes the estimated cost of such upgrading, lengthening, and refurbishment.
(2)Includes nine vessels acquired under capital lease obligations.

AREA OF OPERATIONS OVERVIEW

         The financial information presented below represents historical results by major areas of operations.

                                                                                           THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                         1996         1997
Revenues:
Marine Support Services:
    Offshore Energy Support.....................................................      $    7,367   $   17,391
    Offshore & Harbor Towing....................................................           3,625        3,731
                                                                                      ----------   ----------
       Marine Support Services Revenues.........................................          10,992       21,122

Marine Transportation Services:
    Chemical Transportation.....................................................           4,556       14,203
    Petroleum Product Transportation............................................           4,663        4,327
                                                                                      ----------   ----------
       Marine Transportation Services...........................................           9,219       18,530
                                                                                      ----------   ----------
Total Revenues..................................................................      $   20,211   $   39,652
                                                                                      ----------   ----------

Operating Costs:
Marine Support Services:
    Offshore Energy Support.....................................................      $    4,503   $    7,389
    Offshore & Harbor Towing....................................................           1,816        2,350
                                                                                      ----------   ----------
       Marine Support Services Operating Costs..................................           6,319        9,739

Marine Transportation Services:
    Chemical Transportation.....................................................           2,800        8,703
    Petroleum Product Transportation............................................           3,097        2,689
                                                                                      ----------   ----------
       Marine Transportation Operating Costs....................................           5,897       11,392
                                                                                      ----------   ----------
Total Operating Costs...........................................................      $   12,216   $   21,131
                                                                                      ----------   ----------

Direct Overhead Expense:
Marine Support Services:
    Offshore Energy Support.....................................................      $      577   $      840
    Offshore & Harbor Towing....................................................             352          374
                                                                                      ----------   ----------
       Marine Support Services Direct Overhead..................................             929        1,214

Marine Transportation Services:
    Chemical Transportation.....................................................             618        1,040
    Petroleum Product Transportation............................................             247          296
                                                                                      ----------   ----------
       Marine Transportation Direct Overhead....................................             865        1,336
                                                                                      ----------   ----------
Total Direct Overhead...........................................................      $    1,794   $    2,550
                                                                                      ----------   ----------

Fleet Operating EBITDA
Marine Support Services:
    Offshore Energy Support.....................................................      $    2,287   $    9,162
    Offshore & Harbor Towing....................................................           1,457        1,007
                                                                                      ----------   ----------
       Marine Support Services Fleet EBITDA.....................................           3,744       10,169

Marine Transportation Services:
    Chemical Transportation.....................................................           1,138        4,460
    Petroleum Product Transportation............................................           1,319        1,342
                                                                                      ----------   ----------
       Marine Transportation Fleet EBITDA.......................................           2,457        5,802
                                                                                      ----------   ----------
Total Fleet EBITDA..............................................................      $    6,201   $   15,971
                                                                                      ----------   ----------

Corporate Overhead Expense......................................................           1,819        2,555
                                                                                      ----------   ----------
EBITDA       ...................................................................           4,382       13,416
Depreciation and Amortization Expense...........................................           1,677        3,679
                                                                                      ----------   ----------

Income from Operations..........................................................      $    2,705   $    9,737
                                                                                      ==========   ==========

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

                                                                        1996                               1997
                                                 ------------------------------------------------      ----------
                                                     Q1           Q2            Q3           Q4              Q1
Number of supply boat at end of period......            10           11           16           18             19
Average supply boat day rates(1)............     $   3,468    $   4,095    $   5,034    $   5,776       $  6,483
Average supply boat utilization rates(2)....            92%         100%          97%          90%            86%

Number of crew boats at end of period(3)....            35           35           36           36             39
Crew boat day rates(1)(3)...................     $   1,467    $   1,464    $   1,528    $   1,651       $  1,772
Average crew boat utilization rates(2)(3)...            89%          93%          96%          96%            95%


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

Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. In the fourth quarter of 1996, the charter rate was renegotiated and reduced by approximately 6% to reflect the lower current market rate. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with Florida Power & Light Company ("FPL") and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers with the FPL contract having a guaranteed minimum utilization.

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

         The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels where the item acquired has a useful life of three years or greater. Vessel improvements and vessel maintenance and repair are capitalized only if they also extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the three months ended March 31, 1997, the Company drydocked eight vessels, at an aggregate cost (exclusive of lost revenue) of $278,000, compared with six vessels drydocked at an aggregate cost of $325,000 for the three months ended March 31, 1996. Effective January 1, 1993, the Company changed its method of accounting for drydocking costs from the accrual method to the deferral method. Under the deferral method, capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. The Company believes the deferral method better matches costs with revenue and minimizes any significant changes in estimates associated with the accrual method. In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on a useful life ranging from 25 years for its steel-hull offshore energy support vessels to 30 years for aluminum-hull vessels, the lesser of any applicable lease term life or the Oil Pollution Act of 1990 life for its product and chemical carriers, ten years for its fuel barges, and 40 years for its towboats and tugs.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

         Revenue. Revenue increased 96% to $39.7 million for the three months ended March 31, 1997 from $20.2 million for the three months ended March 31, 1996 primarily due to increased revenue in the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy operations increased 136% for the three months ended March 31, 1997 primarily due to acquisitions and greater utilization of crew boats and higher day rates for supply boats and crew boats resulting from increased offshore exploration and production activity. Utilization of crew boats increased to 95% for the 1997 period from 89% for the 1996 period, while utilization of supply boats decreased to 86% for the 1997 period from 92% for the 1996 period. During the 1997 period, day rates for supply boats owned, operated, or managed by the Company increased 87% from the 1996 period, while day rates for crew boats owned, operated, or managed by the Company increased 22% from the 1996 period.

         Petroleum product transportation revenue decreased 7% to $4.3 million for the three months ended March 31, 1997 from $4.7 million for the three months ended March 31, 1996 primarily due to the effect of a lower day rate being earned on the Company's product tanker, the Seabulk Challenger.

         Chemical transportation revenue increased 212% to $14.2 million for the three months ended March 31, 1997 from $4.6 million for the three months ended March 31, 1996 primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC.

         Revenue from offshore and harbor towing operations remained relatively stable for the three months ended March 31, 1997 compared with the three months ended March 31, 1996.

         Operating Expenses. Operating expenses increased 73% to $21.1 million for the three months ended March 31, 1997 from $12.2 million for the three months ended March 31, 1996 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 53% for the three months ended March 31, 1997 from 60% for the three months ended March 31, 1996.

         Overhead Expenses. Overhead expenses increased 41% to $5.1 million for the three months ended March 31, 1997 from $3.6 million for the three months ended March 31, 1996 primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 13% for the three months ended March 31, 1997 from 18% for the three months ended March 31, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 119% to $3.7 million for the three months ended March 31, 1997 compared with $1.7 million for the three months ended March 31, 1996 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 260% to $9.7 million, or 25% of revenue, for the three months ended March 31, 1997 from $2.7 million, or 13% of revenue, for the three months ended March 31, 1996 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 26% to $2.1 million, or 5% of revenue, for the three months ended March 31, 1997 from $2.9 million, or 14% of revenue, for the three months ended March 31, 1996 primarily as a result of debt retirement.

         Other Income (Expense). Other income decreased to $(0.3) million for the three months ended March 31, 1997 from $0.2 million for the three months ended March 31, 1996.

         Net Income (Loss). The Company had net income of $2.9 million for the three months ended March 31, 1997 after incurring a net loss of $(0.04) million for the three months ended March 31, 1996 primarily as a result of the factors noted above.

SEASONALITY

         The Company has experienced some slight seasonality in its overall operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels, and debt service requirements. The Company's principal sources of cash have been borrowings, cash provided by operating activities, proceeds from the August 1996 IPO and proceeds from the Offering in February 1997.

         The Company's Credit Facility, as amended, currently provides for a Term Loan of up to $56.8 million, a $20.0 million Revolving Line, a $50.0 million Acquisition Line, and a $5.6 million letter of credit. Borrowings under the Credit Facility bear interest at the prime rate or LIBOR, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. At March 31, 1997, borrowings outstanding under the Credit Facility aggregated $56.8 million consisting of $56.8 million under the term loan and no borrowings outstandings under the Revolving Line or the Acquisition Line.

         Also in September 1994, the Company received $50.0 million in proceeds from the issuance of Senior Notes, Junior Notes, and certain equity securities to members of a group of investors. These proceeds, together with borrowing under the Credit Facility, were utilized primarily to repay other indebtedness and to fund vessel acquisitions.

         In August 1996, the Company completed the IPO, which resulted in net proceeds to the Company of approximately $76.7 million. Of such net proceeds, approximately $34.7 million was used to fund the $35.5 million cash portion of the $97.5 million aggregate purchase price of three chemical carriers, ten supply boats and one crew boat (the "August 1996 Acquisitions") and approximately $42.0 million was used to repay certain indebtedness. The balance of the purchase price of the August 1996 Acquisitions was paid by the assumption or incurrence of $62.0 million of debt obligations. In addition, the Company agreed to indemnify certain affiliates of one of the sellers for certain liabilities up to a maximum of $7.0 million. Indebtedness repaid with proceeds from the IPO included $7.0 million under the Credit Facility, and principal under the Junior Notes, and $4.1 million under certain notes payable to affiliates of the Company. The $13.9 million balance of the outstanding principal under the Junior Notes was converted into Class A Common Stock and Class B Common Stock in September 1996. As of December 31, 1996, $10.1 million of accrued interest and principal under the Senior Notes was outstanding.

         In February 1997, the Company completed the Offering, which resulted in net proceeds to the Company of approximately $94.3 million. Of such amount, approximately $10.2 million was used to repay remaining principal of and interest on the Senior Notes, approximately $23.4 million was used to repay amounts outstanding under the Credit Facility, and $2.6 million was used to repay other indebtedness. Of the balance of approximately $58.1 million, as of March 31, 1997, $5.5 million had been used to fund vessel acquisitions, $22.7 million had been designated to fund the reminder of the purchase price of four supply boats and two crew boats to be acquired in the second quarter of 1997, $6.9 million had been designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the second quarter of 1997 and the remaining $23.0 million was available for general corporate purposes and is being utilized to fund a portion of the costs of the vessels being constructed.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet, and acquisitions. The Company's outstanding indebtedness at March 31, 1997 was approximately $105.7 million. After giving effect to repayments of an aggregate of $41.6 million of indebtedness through March 31, 1997 with a portion of the proceeds of the Offering, the Company's principal and interest payment obligations for the remainder of 1997 are estimated to be approximately $11.3 million and $5.8 million, respectively, and operating lease obligations for the remainder of 1997 are estimated to be approximately $2.1 million.

         Capital requirements for vessel improvements are estimated to be approximately $17.3 million for 1997, of which $2.0 million had been expended as of March 31, 1997.

         The Company has contracted for the construction of three Ship Docking Modules (the "SDM(TM)s") at an estimated aggregate cost of approximately $14.5 million with delivery expected in late 1997 or early 1998. The Company is constructing one and also considering the construction of an additional four double-hull barges at an estimated aggregate cost of approximately $9.0 million. The decision to proceed with the construction of these barges will be based upon successful completion of negotiations of long-term contracts with a customer concerning use of these vessels. These negotiations are in a preliminary stage and there can be no assurance that the construction of these barges will be undertaken. The Company has contracted for the construction of one supply boat for delivery by the end of 1997 at a cost of $7.5 million. The Company has also agreed to purchase for an estimated aggregate cost of $15.3 million, six newly constructed 152-foot crew boats one of which is scheduled for delivery in the second quarter of 1997 and the remainder in 1998 and 1999. The Company currently intends to fund the aggregate cost of these SDM(TM)s, these crew boats and supply boat and, if built, these barges from available working capital, borrowings under the Credit Facility, lease financing, or a combination of such sources.

         The Company has a 2.4% equity interest in five 45,300 dwt double-hull petroleum product carriers currently under construction. The aggregate costs of the five carriers is estimated to be $255.0 million, of which approximately $40.0 million will constitute equity investment and $215.0 million will be financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. Subject to certain conditions, the Company has an option, exercisable through 2002, to purchase a 49.2% interest at a price equal to (i) the investor's equity investment plus a stated annual return, or (ii) if exercised after December 31, 1997, the greater of the fair market value of the interest or the amount set forth in (i). The Company also has an option, exercisable on January 15, 1998, to purchase an additional 23.4% interest at a price equal to the investor's equity investment plus a stated return. Should the Company fail to exercise the latter option, the investor has the option to acquire 1.6% of the ownership interest from the Company for nominal consideration. The total estimated cost of exercising the Company's options is up to $32.0 million (assuming the options are exercised prior to January 1, 1998). The Company currently has no understanding or agreements with respect to the financing that it would require if it were to exercise either or both of these options, and there can be no assurance that such financing will be available.

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

         In May 1997, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Class A Common Stock. The amount of funds required to repurchase Class A Common Stock will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company will utilize available funds to implement this stock repurchase.

         The Company believes that the remaining proceeds of the Offering, cash generated from operations, and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources together with the potential future use of debt or equity financing, will allow the Company to pursue its strategy of growth through acquisitions. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

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

       None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER
-----------------------------------------------------

John J. Krumenacker
Controller and Chief Accounting Officer

May 9, 1997