Form 10-Q
period 1997-06-30
HVIDE MARINE INC
filed 1997-08-12
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION
                           13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF
                                1934.

              For the quarterly period ended June 30, 1997

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


                    Yes      X              No


There were 12,040,388 and 3,181,936 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at August 1, 1997.

HVIDE MARINE INCORPORATED

QUARTER ENDED JUNE 30, 1997

INDEX
--------------------------------------------------------------------------------


                                                                           PAGE


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements............................................1

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and June 30, 1997 (unaudited).....................2

         Condensed Consolidated Income Statements
         for the three and six months ended June 30,
         1996 and 1997 (unaudited)...........................................4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1996 and 1997 (unaudited).................5

         Notes to Condensed Consolidated Financial Statements................6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations................11

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities...........................................20

    Item 6.  Exhibits and Reports on Form 8-K................................20

    Signature................................................................21

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

                                    Hvide Marine Incorporated and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                       (In thousands, except share amounts)

                                                                                   December 31       June 30
                                                                                       1996            1997
                                                                                                   (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents..................................................  $      9,617    $    18,368
      Accounts receivable:
        Trade, net...............................................................        16,049         23,730
        Insurance claims and other...............................................         1,717          1,992
      Spare parts and supplies...................................................         5,517          9,910
      Prepaid expenses...........................................................         1,253          2,104
      Deferred costs, net........................................................         4,173          4,907
                                                                                   ------------    -----------
          Total current assets...................................................        38,326         61,011

   Property:
      Construction in progress...................................................         8,041         23,514
      Vessels and improvements...................................................       229,776        334,182
          Less accumulated depreciation..........................................       (27,480)       (34,686)
      Furniture and equipment....................................................         4,502          5,346
          Less accumulated depreciation..........................................        (1,409)        (1,556)
                                                                                   ------------    -----------
             Net property........................................................       213,430        326,800

   Other assets:
      Deferred costs, net........................................................         4,645          5,309
      Due from affiliates........................................................            49            434
      Investment in affiliates...................................................         1,291          1,400
      Goodwill, net..............................................................         8,612          8,360
      Deposits and other.........................................................         7,120            918
                                                                                   ------------    -----------
          Total other assets.....................................................        21,717         16,421
                                                                                   ------------    -----------
             Total assets........................................................  $    273,473    $   404,232
                                                                                   ============    ===========



                                     See accompanying notes.

                          HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  DECEMBER 31       JUNE 30
                                                                                       1996           1997
                                                                                  -------------    -----------
                                                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt.........................................  $      24,375    $     6,809
   Current obligations under capital leases.....................................          1,443          1,502
   Accounts payable.............................................................          6,278          2,403
   Deferred income..............................................................          2,001          1,538
   Other     ...................................................................         12,933         16,658
                                                                                  -------------    -----------
          Total current liabilities.............................................         47,030         28,910

Long-term liabilities:
   Long-term debt...............................................................        108,154         31,947
   Notes payable to related parties.............................................            178             --
   Obligations under capital leases.............................................          7,492          6,758
   Deferred income taxes........................................................          6,385         11,001
   Other     ...................................................................          2,245          2,973
                                                                                  -------------    -----------
      Total long-term liabilities...............................................        124,454         52,679
                                                                                  -------------    -----------
      Total liabilities.........................................................        171,484         81,589
Company-obligated mandatorily redeemable preferred
   securities issued by a consolidated subsidiary...............................             --        115,000
Minority partners' equity in subsidiaries.......................................            898            868
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value authorized 10,000,000 shares,
      issued and outstanding, none..............................................             --             --
   Class A Common Stock--$.001 par value, authorized 100,000,000
      shares, issued and outstanding, 7,647,791 and 12,040,388..................              8             12
   Class B Common Stock--$.001 par value, authorized 5,000,000
      shares, issued and outstanding, 3,419,577 and 3,181,936...................              3              3
   Additional paid-in capital...................................................         97,153        194,619
   Retained earnings............................................................          3,927         12,141
                                                                                  -------------    -----------
      Total stockholders' equity................................................        101,091        206,775
                                                                                  -------------    -----------
             Total..............................................................  $     273,473    $   404,232
                                                                                  =============    ===========




                                 See accompanying notes.

                        HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED INCOME STATEMENTS
                                      (UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30                       JUNE 30
                                                        --------------------------      -----------------------
                                                            1996          1997             1996          1997
                                                        -------------  -----------     ------------  ----------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT SHARE AND
                                                                             PER SHARE DATA)
Revenues..............................................  $    21,540    $    46,295      $    41,751   $   85,947

Operating Expenses:
   Crew payroll and benefits..........................        6,175         11,275           12,138       21,094
   Charter hire and bond guarantee fee................        1,139          2,386            2,225        3,889
   Repairs and maintenance............................        1,838          3,248            3,572        6,369
   Insurance..........................................        1,552          2,180            3,032        4,242
   Consumables........................................        1,361          2,947            2,492        5,132
   Other..............................................        1,250          3,150            2,072        5,591
                                                        -----------    -----------      -----------   ----------
     Total operating expenses.........................       13,315         25,186           25,531       46,317
Selling, general and administrative
     expenses.........................................        3,400          5,947            7,013       11,052
Depreciation and amortization.........................        1,750          4,173            3,427        7,852
                                                        -----------    -----------      -----------   ----------
   Income from operations.............................        3,075         10,989            5,780       20,726
   Net interest.......................................        2,958          2,007            5,840        4,146
Other income (expense):
   Minority interest and equity in earnings
     of subsidiaries..................................          214             63              368           (6)
   Other..............................................           27             34               50         (152)
                                                        -----------    -----------      -----------   ----------
     Total other income (expense).....................          241             97              418         (158)
                                                        -----------    -----------      -----------   ----------
Income before provision for
   income taxes and extraordinary item................          358          9,079              358       16,422
Provision for income taxes............................           98          3,359              132        6,076
                                                        -----------    -----------      -----------   ----------
Income before extraordinary item......................          260          5,720              226       10,346
Loss on early extinguishment of debt, net
   of applicable income taxes of $222 and
   $1,252, respectively...............................           --            378               --        2,132
                                                        -----------    -----------      -----------   ----------
    Net income........................................  $       260    $     5,342      $       226   $    8,214
                                                        ===========    ===========      ===========   ==========
Earnings per common  and common equivalent share:
Income applicable to common shares
   before extraordinary item..........................  $      0.10    $      0.37      $      0.09   $     0.71
Loss on early extinguishment of debt..................           --          (0.03)              --        (0.15)
                                                        -----------    -----------      -----------   ----------
    Net income  applicable to common shares...........  $      0.10    $      0.34      $      0.09   $     0.56
                                                        ===========    ===========      ===========   ==========
Weighted average number of common
   shares and common share equivalents
   outstanding........................................    2,534,840    15,506,734         2,534,840   14,667,398
                                                        ===========    ==========       ===========   ==========




                              See accompanying notes.

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                           1996        1997
                                                                                            (IN THOUSANDS)
Operating Activities:
   Net Income........................................................................   $     226   $   8,214

Adjustments to reconcile net income to net cash provided by operating activities:
      Loss on early extinguishment of debt, net......................................          --       2,132
      Depreciation and amortization..................................................       3,427       7,852
      Provision for bad debts........................................................          65         262
      Loss on disposal of property...................................................          12          12
      Amortization of drydocking costs...............................................       1,078       2,447
      Amortization of discount on long-term debt.....................................         112           5
      (Benefit from) provision for deferred taxes....................................         (25)      5,868
      Minority partners' equity in losses of subsidiaries, net.......................        (405)        (30)
      Undistributed losses of affiliates, net........................................          37          36
      Other non-cash items...........................................................          --         276
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable............................................................         774      (8,218)
      Due from affiliates............................................................           9        (385)
      Current and other assets.......................................................      (1,418)     (6,282)
      Accounts payable and other liabilities.........................................       2,743      (5,005)
                                                                                        ---------   ---------
        Net cash provided by operating activities....................................       6,635       7,184

Investing Activities:
   Purchase of property..............................................................      (4,480)    (17,743)
   Proceeds from disposal of property................................................           8       1,633
   Capital contribution to affiliates................................................        (602)       (145)
   Acquisitions, net of $2,819 escrow deposit utilized in 1997.......................          --     (85,305)
                                                                                        ---------   ---------
        Net cash used in investing activities........................................      (5,074)   (101,560)

Financing Activities:
   Proceeds from revolving line of credit, net of repayment..........................       5,000      (8,000)
   Proceeds from long-term debt......................................................       2,500      42,210
   Principal payments of long-term debt..............................................      (4,550)   (134,640)
   Payment of debt and other financing costs.........................................      (1,602)       (630)
   Payment of obligations under capital leases.......................................        (462)       (676)
   Payment of notes payable to related parties.......................................          --        (178)
   Proceeds from issuance of common stock, net of offering costs.....................          --      93,520
   Proceeds from issuance of preferred securities, net of offering costs.............          --     111,521
      Net cash provided by financing activities......................................         886     103,127
                                                                                        ---------   ---------

Increase in cash and cash equivalents................................................       2,447       8,751

Cash and cash equivalents at beginning of period.....................................       3,050       9,617
                                                                                        ---------   ---------
Cash and cash equivalents at end of period...........................................   $   5,497   $  18,368
                                                                                        =========   =========

Supplemental schedule of noncash investing and financing activities:
   Capital leases assumed for the acquisition of vessels.............................   $   5,410   $      --
                                                                                        =========   =========
   Capital stock issued for the acquisition of vessels...............................   $      --   $   3,650
                                                                                        =========   =========
   Notes payable issued for the acquisition of vessels...............................   $      --   $   6,000
                                                                                        =========   =========

                               See accompanying notes.

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                   (UNAUDITED)

1.  OFFERINGS OF EQUITY SECURITIES

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

         On February 5, 1997, the Company completed a second public offering (the "Second Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $94,300,000, after deducting underwriting commissions. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was designated to fund the purchase of one crew boat in the third quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the third quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

         On June 24, 1997, the Company completed a private offering (the "Private Offering") of 2,300,000, 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities"). The Preferred Securities were issued by Hvide Capital Trust (the "Trust"), a 100%-owned subsidiary of the Company. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds from the issuance thereof in 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures") issued by the Company. The net proceeds to the Company were $111,550,000 after deducting underwriting commissions. Of such amount, approximately $94.2 million was used to repay principal and interest outstanding under the Company's credit agreement (the "Credit Facility"), and $6.0 million was used to repay other indebtedness. The remaining $11.4 million is available for general corporate purposes.

         Holders of the Preferred Securities are entitled to receive preferential cumulative cash distribution from the Trust at an annual rate of 6 1/2% of the liquidation preference of $50 per Preferred Security accruing from the date of the original issuance of the Preferred Securities and payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 1997. The distribution rate and the distribution and other payment dates for the Preferred Securities correspond to the interest rate and interest and other payment dates for the Debentures, which are the sole assets of the Trust.

               HVIDE MARINE INCORPORATED AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Preferred Securities are convertible, beginning September 25, 1997 and prior to the maturity date of the Debentures or, in the case of Preferred Securities called for redemption, prior to the close of business on the business day prior to the redemption date, at the option of the holder into shares of Hvide Class A Common Stock at the rate of 1.7544 shares of Hvide Class A Common Stock for each Preferred Security (equivalent to a conversion price of $28.50 per share of Hvide Class A Common Stock), subject to adjustment in certain circumstances.

2.  DEBT

         Long-term debt consisted of the following (in thousands):

                                                                                DECEMBER 31    JUNE 30
                                                                                   1996          1997
                                                                                ----------   -----------
                                                                                              (UNAUDITED)
        Borrowings outstanding under lines of credit.........................   $   10,647   $        --
        Term Loan............................................................       58,500            --
        Acquisition Line.....................................................        9,700            --
        Senior Note..........................................................        9,153            --
        Title XI Debt........................................................       32,243        29,835
        Notes payable........................................................       12,286         8,921
                                                                                ----------   -----------
                                                                                   132,529        38,756
        Less:  Current maturities............................................      (24,375)       (6,809)
                                                                                ----------   -----------
                                                                                $  108,154   $    31,947
                                                                                ==========   ===========

         The Company's Credit Facility, as amended on February 3, 1997, provides for a revolving working capital credit line of $20,000,000 through January 15, 2002 (the "Revolving Line") and a stand-by letter of credit of $5,600,000. Borrowings under the Revolving Line bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants and are subject to a quarterly commitment fee of 0.50% of the unused portion of the credit line. Borrowings outstanding under the Revolving Line totaled $8,000,000 and $0 at December 31, 1996 and June 30, 1997, respectively. Additionally, the Credit Facility provides for a letter of credit in an amount equal to the greater of amounts available to be drawn under the Revolving Line or $6,000,000. Amounts drawn under either letter of credit are due on demand or the ultimate maturity date of January 15, 2002. There were no amounts outstanding under the letters of credit at December 31, 1996 or June 30, 1997.

         The Credit Facility provides for a term loan (the "Term Loan") of up to $56,750,000 payable in quarterly principal and interest payments. Borrowings under the Term Loan bear interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants. Borrowings outstanding under the Term Loan were repaid with a portion of the proceeds from the Private Offering on June 27, 1997.

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Credit Facility also provides for a $50,000,000 Acquisition Line of Credit (the "Acquisition Line") to fund the cash portion of acquisitions. Borrowings under the Acquisition Line are limited to the lesser of 65% of the purchase price or a multiple of six times projected EBITDA from the acquisition, as defined. The Acquisition Line bears interest at the prime rate or LIBOR, at the option of the Company, plus an applicable margin based upon the Company's compliance with certain financial covenants. Principal amounts outstanding under the Acquisition Line are due in quarterly payments beginning in January, 1998. Borrowings outstanding under the Acquisition Line were repaid with a portion of the proceeds from the Second Offering on February 5, 1997.

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

         On September 30, 1994, and as amended on May 24, 1995, the Company issued a $25,000,000 senior subordinated note (the "Senior Note"). The Company received proceeds of approximately $23,072,000, net of discount of $1,928,000 which was being amortized as interest expense over the term of the Senior Note. On August 14, 1996 and September 12, 1996, the Company repaid $13,490,000, and $1,700,000, respectively, of the principal balance of the Senior Note with a portion of the proceeds from the IPO and the exercise of the underwriters' related over-allotment option. The remaining balance of $9,810,000, including interest, was repaid with a portion of the proceeds of the Second Offering on February 5, 1997.

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

         In connection with redemption of the outstanding preferred stock of the predecessor company in 1994, the Company issued notes payable totaling approximately $3,561,000 to the former stockholder. On August 14, 1996, approximately $1,548,000 was repaid with a portion of the proceeds from the IPO. The remaining balance of approximately $2,013,000 was repaid with a portion of the proceeds from the Second Offering on February 5, 1997.

         In connection with the acquisition of the outstanding common stock of its previously unconsolidated 50%-owned affiliate, Ocean Specialty Tankers Corporation ("OSTC"), on August 14, 1996, the Company assumed OSTC's obligations under a $4,000,000 revolving line of credit secured by

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the outstanding accounts receivables generated by three chemical tankers. The revolving line of credit bears interest monthly at LIBOR + 1.5 % (7.3% at December 31, 1996). At December 31, 1996 and June 30, 1997, $2,647,000 and $0
was outstanding under the line of credit.

         The Company made interest payments of approximately $5,663,000 and $5,840,000 for the six months ended June 30, 1996 and 1997, respectively.

3.  INCOME TAXES

         For the six months ended June 30, 1996 and 1997, the provision for income taxes was computed using an estimated annual effective tax rate of 37%, adjusted principally for depreciation on vessels built with capital construction funds.

4.  ACQUISITIONS

         In January 1997, the Company purchased a supply boat and two tug boats for cash of approximately $4.7 million and $600,000, respectively.

         In February 1997, the Company purchased three crew boats for cash of approximately $5.6 million.

         In February 1997, the Company purchased the outstanding common stock of an entity for cash of approximately $1.5 million. Pursuant to the purchase agreement, the Company assumed the entity's commitments to fund the remaining construction costs of three crew boats, two which are currently under construction, and one which was completed in June 1997 for an additional cost of approximately $1.0 million. The aggregate remaining construction cost of the two vessels under construction is approximately $4.8 million. The fair value of net assets acquired approximates the purchase price paid by the Company.

         In April 1997, the Company purchased two supply boats for cash of approximately $10.5 million.

         In May 1997, the Company acquired 35 offshore energy support vessels for consideration valued at $58.7 million, consisting of cash of $49.0 million, a note payable in the amount of $6.0 million, and 141,760 shares of Class A Common Stock valued by the Company at $3.7 million. Of the cash portion of the purchase price, $10.5 million was funded from the Company's available cash and $38.5 million was drawn under the Credit Facility. The $6.0 million note payable and the $38.5 million of debt incurred to fund the acquisition were repaid with the proceeds of the Private Offering. The Company has also agreed to purchase an additional utility and supply vessel for an aggregate price of approximately $2.9 million.

         In May 1997, the Company purchased a supply boat for cash of approximately $2.8 million.

         In June 1997, the Company purchased two supply boats and a crew boat for cash of approximately $13.2 million.

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.  EXTRAORDINARY ITEM

         In February and June 1997, the Company repaid $33,220,000 and $93,500,000, respectively, of its outstanding debt and amended its Credit Facility. As a result, the Company recorded extraordinary losses of $1,754,000 and $378,000, respectively, for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1,030 and $222, respectively.

6.  SUBSEQUENT EVENTS

         In July 1997, the Company purchased four double skin barges for cash of approximately $2.4 million.

         In August 1997, the Company purchased one anchor-handling vessel for cash of approximately $1.7 million.

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

RECENT ACQUISITIONS

         The Company's results of operations have been and will be significantly affected by a series of acquisitions, aggregating 75 vessels, during 1996 and 1997 as summarized in the following table.

                                              NUMBER OF          ASSETS                        AGGREGATE
                                  PERIOD    TRANSACTIONS         ACQUIRED                     INVESTMENT
Offshore Energy Support........   1996           7               12 supply boats               $46.6 million(1)
                                                                 11 crew boats(2)
                                  1997           5               10 supply boats               $97.8 million
                                                                 18 anchor-handling vessels
                                                                 12 crew boats
                                                                 2 utility boats
                                                                 4 other vessels

Offshore and Harbor Towing.....   1996           1               1 offshore tug                $3.4 million
                                  1997           1               2 harbor tugs                 $0.6 million

Chemical Transportation........   1996           1               3 chemical carriers           $64.7 million

(1) Includes two vessels that are currently being upgraded, lengthened, and refurbished and are expected to enter service during the third quarter of 1997. Aggregate investment includes the estimated cost of such upgrading, lengthening, and refurbishment.
(2) Includes nine vessels acquired under capital lease obligations.

AREA OF OPERATIONS OVERVIEW

         The financial information presented below represents historical results by major areas of operations.

                                                                            THREE MONTHS           SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                          1996       1997       1996       1997
Revenues:
Marine Support Services:
    Offshore Energy Support...........................................  $   8,878  $  23,545  $  16,245  $  40,936
    Offshore & Harbor Towing..........................................      3,258      4,754      6,883      8,485
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Revenues................................     12,136     28,299     23,128     49,421

Marine Transportation Services:
    Chemical Transportation...........................................      4,706     13,740      9,262     27,943
    Petroleum Product Transportation..................................      4,698      4,256      9,361      8,583
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Services..................................      9,404     17,996     18,623     36,526
                                                                        ---------  ---------  ---------  ---------
Total Revenues........................................................     21,540     46,295     41,751     85,947
                                                                        ---------  ---------  ---------  ---------

Operating Costs:
Marine Support Services:
    Offshore Energy Support...........................................      5,118      9,585      9,621     16,974
    Offshore & Harbor Towing..........................................      1,889      3,118      3,705      5,468
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Operating Costs.........................      7,007     12,703     13,326     22,442

Marine Transportation Services:
    Chemical Transportation...........................................      2,896      9,546      5,696     18,249
    Petroleum Product Transportation..................................      3,412      2,937      6,509      5,626
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Operating Costs...........................      6,308     12,483     12,205     23,875
                                                                        ---------  ---------  ---------  ---------
Total Operating Costs.................................................     13,315     25,186     25,531     46,317
                                                                        ---------  ---------  ---------  ---------
Direct Overhead Expense:
Marine Support Services:
    Offshore Energy Support...........................................        623      1,159      1,200      1,999
    Offshore & Harbor Towing..........................................        303        442        655        816
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Direct Overhead.........................        926      1,601      1,855      2,815

Marine Transportation Services:
    Chemical Transportation...........................................        477      1,298      1,095      2,338
    Petroleum Product Transportation..................................        204        232        451        528
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Direct Overhead...........................        681      1,530      1,546      2,866
                                                                        ---------  ---------  ---------  ---------
Total Direct Overhead.................................................      1,607      3,131      3,401      5,681
                                                                        ---------  ---------  ---------  ---------

Fleet Operating EBITDA
Marine Support Services:
    Offshore Energy Support...........................................      3,137     12,801      5,424     21,963
    Offshore & Harbor Towing..........................................      1,066      1,194      2,523      2,201
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Fleet EBITDA............................      4,203     13,995      7,947     24,164

Marine Transportation Services:
    Chemical Transportation...........................................      1,333      2,896      2,471      7,356
    Petroleum Product Transportation..................................      1,082      1,087      2,401      2,429
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Fleet EBITDA..............................      2,415      3,983      4,872      9,785
                                                                        ---------  ---------  ---------  ---------
Total Fleet EBITDA....................................................      6,618     17,978     12,819     33,949
                                                                        ---------  ---------  ---------  ---------

Corporate Overhead Expense............................................      1,793      2,816      3,612      5,371
                                                                        ---------  ---------  ---------  ---------
EBITDA................................................................      4,825     15,162      9,207     28,578
Depreciation and Amortization Expense.................................      1,750      4,173      3,427      7,852
                                                                        ---------  ---------  ---------  ---------
Income from Operations................................................  $   3,075  $  10,989  $   5,780  $  20,726
                                                                        =========  =========  =========  =========

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

                                                                     1996                              1997
                                                 -----------------------------------------     ---------------------
                                                    Q1         Q2         Q3         Q4            Q1         Q2
Number of supply boats at end of period.......         10          11        16         18            19         21
Average supply boat day rates(1)..............   $  3,468   $   4,095  $  5,034   $  5,776     $   6,483  $   7,176
Average supply boat utilization rates(2)......         92%        100%       97%        90%           86%        90%

Number of crew boats at end of period(3)......         35          35        36         36            39         39
Average crew boat day rates(1)(3).............   $  1,469   $   1,466  $  1,528   $  1,531     $   1,782  $   1,940
Average crew boat utilization rates(2)(3).....         89%         93%       96%        96%           95%        93%

(1) Average day rates are calculated by dividing total vessel revenue by the total number of days the vessel worked. (2) Utilization rates are calculated by dividing the fleet average number of days worked by 365.
(3) Excludes utility boats.

         MARINE TRANSPORTATION SERVICES

         Chemical Transportation. Generally, demand for industrial chemical transportation services coincides with overall economic activity. Since 1989, revenue derived from chemical transportation operations has been entirely attributable to the operations of OSTC, a company owned equally by OMI Corp. ("OMI") and the Company until August 1996, when the Company acquired OMI's interest in OSTC along with three chemical carriers owned by OMI (the "OMI Chemical Carriers"). Prior to the acquisition, the Company's chemical transportation revenue consisted of distributions from OSTC attributable to the Company's two chemical carriers marketed by OSTC based upon a formula that took into account individual vessel performance characteristics applied to OSTC's revenue (net of fuel costs, port charges, and overhead). Since the acquisition, the Company continues to have OSTC market the five chemical carriers and receives the revenue attributable to all five of the vessels.

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. In the fourth quarter of 1996, the charter rate was renegotiated and reduced by approximately 6% to reflect the lower current market rate. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with Florida Power & Light Co. ("FPL") and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers with the FPL contract having a guaranteed minimum utilization.

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

         The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels where the item acquired has a useful life of three years or greater. Vessel improvements and vessel maintenance and repair are capitalized only if they also extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the three and six months ended June 30, 1997, the Company drydocked 11 and 19 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $1.1 and $1.6 million, respectively, compared with five and 12 vessels drydocked at an aggregate cost of $0.1 and $0.2 million, respectively, for the three and six months ended June 30, 1996. In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on a useful life ranging from 25 years for its steel-hull offshore energy support vessels to 30 years for aluminum-hull vessels, the lesser of any applicable lease term life or the Oil Pollution Act of 1990 life for its product and chemical carriers, ten years for its fuel barges, and 40 years for its towboats and tugs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

         Revenue. Revenue increased 115% to $46.3 million for the three months ended June 30, 1997 from $21.5 million for the three months ended June 30, 1996 primarily due to increased revenue in the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy operations increased 165% for the three months ended June 30, 1997 primarily due to acquisitions and higher day rates for supply and crew boats resulting from increased offshore exploration and production activity. Utilization of supply boats decreased to 90% for the 1997 period from 100% for the 1996 period due to a program of regularly scheduled drydocking, and utilization of crew boats remained constant at 93% for both periods. During the 1997 period, day rates for supply boats owned, operated, or managed by the Company increased 75% from the 1996 period, while day rates for crew boats owned, operated, or managed by the Company increased 32% from the 1996 period.

         Petroleum product transportation revenue decreased 9% to $4.3 million for the three months ended June 30, 1997 from $4.7 million for the three months ended June 30, 1996 primarily due to the reduced charter rate on the Seabulk Challenger.

         Chemical transportation revenue increased 192% to $13.7 million for the three months ended June 30, 1997 from $4.7 million for the three months ended June 30, 1996 primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC.

         Revenue from offshore and harbor towing operations increased 46% for the three months ended June 30, 1997 to $4.8 million compared to $3.3 million for the three months ended June 30, 1996 due to acquisitions and the redeployment of certain vessels in the offshore towing sector.

         Operating Expenses. Operating expenses increased 89% to $25.2 million for the three months ended June 30, 1997 from $13.3 million for the three months ended June 30, 1996 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 54% for the three months ended June 30, 1997 from 62% for the three months ended June 30, 1996.

         Overhead Expenses. Overhead expenses increased 75% to $5.9 million for the three months ended June 30, 1997 from $3.4 million for the three months ended June 30, 1996 primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 13% for the three months ended June 30, 1997 from 16% for the three months ended June 30, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 139% to $4.2 million for the three months ended June 30, 1997 compared with $1.8 million for the three months ended June 30, 1996 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 257% to $11 million, or 24 % of revenue, for the three months ended June 30, 1997 from $3.1 million, or 14% of revenue, for the three months ended June 30, 1996 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 32% to $2.0 million, or 4% of revenue, for the three months ended June 30, 1997 from $3.0 million, or 14% of revenue, for the three months ended June 30, 1996 primarily as a result of debt retirement.

         Net Income (Loss). The Company had net income of $5.3 million for the three months ended June 30, 1997 as compared to net income of $0.3 million for the three months ended June 30, 1996 primarily as a result of the factors noted above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE
30, 1996

         Revenue. Revenue increased 106% to $85.9 million for the six months ended June 30, 1997 from $41.8 million for the six months ended June 30, 1996 primarily due to increased revenue in the Company's offshore energy and chemical transportation operations.

         Revenue from offshore energy operations increased 152% for the six months ended June 30, 1997 primarily due to acquisitions and greater utilization of crew boats and higher day rates resulting from increased offshore exploration and productions activity. Utilization of supply boats decreased to 88% for the 1997 period from 96% for the 1996 period due to a program of regularly scheduled dry-docking, and utilization of crew boats increased to 94% for the 1997 period from 91% for the 1996 period. During the 1997 period, day rates for supply boats owned, operated or managed by the Company increased 81% from the 1996 period, and day rates for crew boats owned, operated or managed by the Company increased 27% from the 1996 period.

         Petroleum product transportation revenue decreased 8% to $8.6 million for the six months ended June 30, 1997 from $9.4 million for the six months ended June 30, 1996 primarily due to the reduced charter rate on the Seabulk Challenger.

         Chemical transportation revenue increased 202% to $27.9 million for the six months ended June 30, 1997 from $9.3 million for the six months ended June 30, 1996, primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC.

         Revenue from offshore and harbor tug operations increased 23% to $8.5 million for the six months ended June 30, 1997 from $6.9 million for the six months ended June 30, 1996 primarily as a result of acquisitions and the redeployment of certain vessels in the offshore towing sector.

         Operating Expenses. Operating expenses increased 81% to $46.3 million for the six months ended June 30, 1997 from $25.5 million for the six months ended June 30, 1996 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 54% for the six months ended June 30, 1997 from 61% for the six months ended June 30, 1996.

         Overhead Expenses. Overhead expenses increased 58% to $11.1 million for the six months ended June 30, 1997 from $7.0 million for the six months ended June 30, 1996, primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 13% for the six months ended June 30, 1997 from 17% for the six months ended June 30, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 129% to $7.9 million for the six months ended June 30, 1997 compared with $3.4 million for the six months ended June 30, 1996 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 259% to $20.7 million, or 24% of revenue, for the six months ended June 30, 1997 from $5.8 million, or 14% of revenue, for the six months ended June 30, 1996 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 29% to $4.1 million, 5% of revenue, for the six months ended June 30, 1997 from $5.8 million, or 14% of revenue, for the six months ended June 30, 1996 primarily as a result of debt retirement.

         Net Income (Loss). The Company had net income of $8.2 million for the six months ended June 30, 1997 as compared to net income of $0.2 million for the six months ended June 30, 1996 primarily as a result of the factors noted above.

SEASONALITY

         The Company has experienced slight seasonality in its overall operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of vessels, improvements to vessels, and debt service requirements. The Company's principal sources of cash have been borrowings, cash provided by operating activities, proceeds from the August 1996 IPO, proceeds from the Second Offering in February 1997, and proceeds from the Private Offering in June 1997.

         The Company's Credit Facility, as amended, currently provides for a $20.0 million Revolving Line, a $50.0 million Acquisition Line, and a $5.6 million letter of credit. Borrowings under the Credit Facility bear interest at the prime rate or LIBOR, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. At June 30, 1997, there were no amounts outstanding under the Credit Facility.

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

         On February 5, 1997, the Company completed its Second Offering of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $94,300,000, after deducting underwriting commissions. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was designated to fund the purchase of one crew boat in the third quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the third quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

         In May 1997, the Company acquired 35 offshore energy support vessels for consideration valued at $58.7 million, consisting of cash of $49.0 million, a note payable in the amount of $6.0 million, and 141,760 shares of Class A Common Stock valued by the Company at $3.7 million. Of the cash portion of the purchase price, $10.5 million was funded from the Company's available cash and $38.5 million was drawn under the Credit Facility. The Company has also agreed to purchase an additional utility and supply vessel for an aggregate cost of approximately $2.9 million in cash.

         In June 1997, the Company completed the Private Offering, which resulted in net proceeds to the Trust of approximately $111.6 million. Of such amount, approximately $94.2 million was used to repay amounts outstanding under the Credit Facility including interest, and $6.0 million was used to repay the $6.0 million note issued in connection with the May 1997 acquisition. The remaining $11.4 million is available for general corporate purposes.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet, and acquisitions. The Company's outstanding indebtedness at June 30, 1997 was approximately $47.0 million. After giving effect to repayments of an aggregate of $144.8 million of indebtedness through June 30, 1997 with a portion of the proceeds of the Second Offering and the Private Offering, the Company's principal and interest payment obligations for the remainder of 1997 are estimated to be approximately $4.5 and $5.6 million, respectively, and operating lease obligations for the remainder of 1997 are estimated to be approximately $2.1 million.

         Capital requirements for vessel improvements are estimated to be approximately $17.3 million for 1997, of which $10.3 million had been expended as of June 30, 1997.

         The Company has contracted for the construction of three ship docking modules ("SDMs(TM)") at an estimated aggregate cost of approximately $14.5 million with delivery expected in late 1997 or early 1998. The Company is constructing one double-hull barge at a cost of $1.0 million and has entered into an agreement to purchase four additional double-hull barges for an aggregate of $2.4 million. These four barges will be refurbished for an estimated aggregate cost of $2.6 million prior to operation. The Company has contracted for the construction of four supply boats for delivery during 1997 and 1998 at a cost of $34.0 million. The Company has also agreed to purchase for an estimated aggregate cost of

$15.3 million, six newly constructed 152-foot crew boats, one of which is scheduled for delivery in the third quarter of 1997 and the remainder in 1998 and 1999. The Company currently intends to fund the aggregate costs of the SDMs(TM), the crew boats, the supply boats, and the barges from available working capital, borrowings under the Credit Facility, lease financing, or a combination of such sources.

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

         The Company is party to litigation with one of the shipyards that contracted to complete the Seabulk America for the Company, which shipyard is seeking to recover from the Company approximately $6.1 million for alleged additions and changes to the contract work and costs of alleged delay and disruption, in addition to $2.4 million of the $5.9 million contract price that the Company has withheld. In addition, the shipyard is seeking legal fees and expenses. The Company has asserted counterclaims aggregating $5.6 million for contract deletions, unfinished and defective work, and liquidated damages for late delivery. The Company has obtained a $5.6 million letter of credit to finance any additional payment that it might ultimately be required to make pursuant to this litigation.

         The Company believes that the remaining proceeds of the Second Offering and Private Offering, cash generated from operations, and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources together with the potential future use of debt or equity financing, will allow the Company to pursue its strategy of growth through acquisitions. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

EFFECT OF INFLATION

         The Company does not consider inflation a significant business risk in the current and foreseeable future although the Company has experienced some cost increases. In some cases, these increases have been offset by charter hire escalation clauses.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On June 27, 1997, Hvide Capital Trust, a Delaware statutory business trust (the "Trust"), sold an aggregate of 2,300,000 6 1/2% trust convertible preferred securities (the "Convertible Preferred Securities") for a total sales price of $115,000,000 in cash. Hvide Marine Incorporated (the "Company") owns all of the common securities of the Trust. The proceeds received by the Trust from the sale of the Convertible Preferred Securities were used by the Trust to acquire $115,000,000 of 6 1/2% Convertible Subordinated Debentures due June 15, 2012 of the Company.

         The Convertible Preferred Securities are convertible at any time from and after September 25, 1997 and prior to June 15, 2012 into shares of Class A Common Stock of the Company at the rate of 1.7544 shares of Company Class A Common Stock for each Convertible Preferred Security (equivalent to a conversion price of $28.50 per share of Company Class A Common Stock.)

         The Convertible Preferred Securities were sold primarily to institutions in a private offering exempt from registration under the Securities Act of 1933 (the "Securities Act"). In connection with the offering of the Convertible Preferred Securities, the Trust and the Company relied upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 144A under the Securities Act. Donaldson, Lufkin & Jenrette Securities Corporation, Howard Weil, Labouisse, Friedrichs Incorporated, and Raymond James and Associates were the initial purchasers of the Convertible Preferred Securities.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.

       None

b. Reports on Form 8-K.

       The Company's Current Report on Form 8-K dated May 23, 1997 reporting on the acquisition of 35 oil field service vessels from Gulf Marine Maintenance and Offshore Service Company of Dubai, United Arab Emirates, filed with the Securities and Exchange Commission on June 9, 1997.

       The Company's Current Report on Form 8-K/A dated May 23, 1997 reporting on the financial statements and pro forma financial information required by Items 7(a) and 7(b) to Form 8-K, filed with the Securities and Exchange Commission on June 26, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER
-----------------------------------------------------

John J. Krumenacker
Controller and Chief Accounting Officer

August 12, 1997