Form 10-Q
period 1997-09-30
HVIDE MARINE INC
filed 1997-11-07
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934.

                For the quarterly period ended September 30, 1997

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


                                      Yes      X              No


There were 12,097,518 and 3,181,936 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at November 3, 1997.

HVIDE MARINE INCORPORATED

Quarter ended September 30, 1997

Index
--------------------------------------------------------------------------------


                                                                           Page


Part I.  Financial information

    Item 1.  Financial Statements............................................1

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and September 30, 1997 (unaudited)................2

         Condensed Consolidated Income Statements
         for the three and nine months ended September 30, 1996 and
         1997 (unaudited)....................................................4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1997 (unaudited)...........5

         Notes to Condensed Consolidated Financial Statements................6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations................12

Part II.  Other information

    Item 6.  Exhibits and Reports on Form 8-K................................22

    Signature................................................................23

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

                                    Hvide Marine Incorporated and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                       (In thousands, except share amounts)

                                                                                   December 31     September 30
                                                                                       1996            1997
                                                                                                   (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents..................................................  $      9,617    $     7,790
      Accounts receivable:
        Trade, net...............................................................        16,049         30,617
        Insurance claims and other...............................................         1,717          1,740
      Inventory, spares and supplies.............................................         5,517          7,928
      Prepaid expenses...........................................................         1,253          2,967
      Deferred costs, net........................................................         4,173          6,283
          Total current assets...................................................        38,326         57,325

   Property:
      Construction in progress...................................................         8,041         36,877
      Vessels and improvements...................................................       229,776        357,460
          Less accumulated depreciation..........................................       (27,480)       (39,390)
      Furniture and equipment....................................................         4,502          5,593
          Less accumulated depreciation..........................................        (1,409)        (1,601)
             Net property........................................................       213,430        358,939

   Other assets:
      Deferred costs, net........................................................         4,645          5,806
      Due from affiliates........................................................            49            439
      Investment in affiliates...................................................         1,291          1,537
      Goodwill, net..............................................................         8,612          8,233
      Deposits and other.........................................................         7,120            988
          Total other assets.....................................................        21,717         17,003
             Total...............................................................  $    273,473    $   433,267




                                              See accompanying notes.

                       Hvide Marine Incorporated and Subsidiaries
                         Condensed Consolidated Balance Sheets
                          (In thousands, except share amounts)


                                                                                  December 31      September 30
                                                                                       1996           1997
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt.........................................  $      24,375    $     6,847
   Current obligations under capital leases.....................................          1,443          1,534
   Accounts payable.............................................................          6,278         11,214
   Deferred income..............................................................          2,001          1,784
   Accrued liabilities and other................................................         12,933         11,584
          Total current liabilities.............................................         47,030         32,963

Long-term liabilities:
   Long-term debt...............................................................        108,154         47,164
   Notes payable to related parties.............................................            178             --
   Obligations under capital leases.............................................          7,492          6,312
   Deferred income taxes........................................................          6,385         13,795
   Other     ...................................................................          2,245          2,161
      Total long-term liabilities...............................................        124,454         69,432
      Total liabilities.........................................................        171,484        102,395
Company-obligated mandatorily redeemable preferred
   securities issued by a consolidated subsidiary...............................             --        115,000
Minority partners' equity in subsidiaries.......................................            898            818
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value authorized 10,000,000 shares,
      issued and outstanding, none..............................................             --             --
   Class A Common Stock--$.001 par value, authorized 100,000,000
      shares, issued and outstanding, 7,647,791 and 12,095,568                                8             12
   Class B Common Stock--$.001 par value, authorized 5,000,000
      shares, issued and outstanding, 3,419,577 and 3,181,936                                 3              3
   Additional paid-in capital...................................................         97,153        195,398
   Retained earnings............................................................          3,927         19,641
      Total stockholders' equity................................................        101,091        215,054
             Total..............................................................  $     273,473    $   433,267




                                              See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                    Condensed Consolidated Income Statements
                               (Unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30                  September 30
                                                            1996          1997             1996          1997
                                                        (In thousands, except share and per share data)
Revenues..............................................  $    30,379    $    56,906      $    72,130   $  142,853

Operating Expenses:
   Crew payroll and benefits..........................        7,830         13,015           19,968       34,109
   Charter hire and bond guarantee fee................        1,161          3,198            3,386        7,087
   Repairs and maintenance............................        2,276          4,988            5,848       11,357
   Insurance..........................................        1,925          2,313            4,957        6,555
   Consumables........................................        1,704          4,078            4,196        9,210
   Other..............................................        1,662          3,225            3,734        8,816
     Total operating expenses.........................       16,558         30,817           42,089       77,134
Selling, general and administrative
     expenses.........................................        4,036          6,516           11,049       17,568
Depreciation and amortization.........................        2,688          5,169            6,115       13,021
   Income from operations.............................        7,097         14,404           12,877       35,130
   Net interest expense...............................        2,911            383            8,751        4,529
Other income (expense):
   Minority interest and equity in earnings
     of subsidiaries..................................          353         (1,801)             721       (1,807)
   Other..............................................         (572)          (134)            (522)        (286)
     Total other income (expense).....................         (219)        (1,935)             199       (2,093)
Income before provision for
   income taxes and extraordinary item                        3,967         12,086            4,325       28,508
Provision for income taxes............................        1,484          4,586            1,616       10,662
Income before extraordinary item......................        2,483          7,500            2,709       17,846
Loss on early extinguishment of debt, net
   of applicable income taxes of $1,405 and
   $1,252, respectively...............................        8,016             --            8,016        2,132
    Net (loss) income.................................  $    (5,533)   $     7,500      $    (5,307)  $   15,714
Earnings per common  and common equivalent share:
Income applicable to common shares
   before extraordinary item..........................  $      0.36    $      0.48      $      0.68   $     1.19
Loss on early extinguishment of debt..................        (1.16)            --            (2.00)       (0.14)
    Net (loss) income applicable to common shares.....  $     (0.80)   $      0.48      $     (1.32)  $     1.05
Earnings per common share assuming full dilution:
Income applicable to common shares
   before extraordinary item..........................  $      0.36    $      0.44      $      0.68   $     1.16
Loss on early extinguishment of debt..................        (1.16)            --            (2.00)       (0.13)
    Net (loss) income applicable to common shares       $     (0.80 )  $      0.44      $     (1.32)  $     1.03
Weighted average number of common
   shares and common share equivalents
   outstanding........................................    6,934,648     15,618,818        4,012,148   14,973,772
Weighted average number of common
   shares outstanding assuming full dilution..........    6,934,648     19,702,340        4,012,148   16,476,346


                                              See accompanying notes.

                    Hvide Marine Incorporated and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                           1996        1997
                                                                                            (In thousands)
Operating Activities:
   Net (loss) income.................................................................   $  (5,307)  $  15,714

Adjustments to  reconcile  net (loss)  income to net cash  provided by operating activities:
      Loss on early extinguishment of debt, net......................................       8,016       2,132
      Depreciation and amortization..................................................       6,115      13,021
      Provision for bad debts........................................................         144         496
      Loss on disposal of property...................................................          --          63
      Amortization of drydocking costs...............................................       1,937       3,871
      Amortization of discount on long-term debt.....................................         148           5
      (Benefit from) provision for deferred taxes....................................      (1,616)      8,662
      Minority partners' equity in losses of subsidiaries, net.......................        (651)        (80)
      Undistributed losses of affiliates, net........................................         (87)        (64)
      Other non-cash items...........................................................          --         464
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable............................................................      (2,459)    (15,087)
      Due from affiliates............................................................         (23)       (389)
      Current and other assets.......................................................       3,219      (8,224)
      Accounts payable and other liabilities.........................................       1,602      (2,447)
        Net cash provided by operating activities....................................      11,038      18,137

Investing Activities:
   Purchase of property..............................................................      (3,671)    (18,688)
   Construction in progress..........................................................      (4,064)    (23,872)
   Proceeds from disposal of property................................................          21       1,633
   Capital contribution to affiliates................................................        (602)       (182)
   Acquisitions, net of cash acquired of $1,722 in 1996 and $2,819 deposits
     utilized in 1997................................................................     (54,136)    (96,648)
        Net cash used in investing activities........................................     (62,452)   (137,757)

Financing Activities:
   Net repayments of short-term borrowings...........................................      (1,222)    (10,647)
   Proceeds from long-term debt......................................................      21,700      59,210
   Principal payments of long-term debt..............................................     (41,243)   (133,738)
   Payment of debt and other financing costs.........................................        (628)       (984)
   Payment of obligations under capital leases.......................................        (972)     (1,090)
   Payment of notes payable to related parties.......................................        (370)       (178)
   Proceeds from issuance of common stock, net of offering costs.....................      76,697      94,111
   Proceeds from issuance of preferred securities, net of offering costs.............         --      111,109
      Net cash provided by financing activities......................................      53,962     117,793

Increase (decrease) in cash and cash equivalents.....................................       2,548      (1,827)

Cash and cash equivalents at beginning of period.....................................       3,050       9,617
Cash and cash equivalents at end of period...........................................   $   5,598   $   7,790

Supplemental schedule of noncash investing and financing activities:
   Capital leases assumed for the acquisition of vessels.............................   $   5,410   $      --
   Capital stock issued for the acquisition of vessels...............................   $      --   $   3,650

                                              See accompanying notes.

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997
                                 (Unaudited)

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

         On February 5, 1997,  the Company  completed a second  public  offering
(the "Second Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $94,300,000, after deducting underwriting commissions. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was designated to fund the purchase of one crew boat in the third quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the fourth quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

         On June 24, 1997, the Company completed a private offering (the "Private Offering") of 2,300,000, 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities"). The Preferred Securities were issued by Hvide Capital Trust (the "Trust"), a 100%-owned subsidiary of the Company. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds from the issuance thereof in 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures") issued by the Company. The net proceeds to the Company were $111,550,000 after deducting underwriting commissions. Of such amount, approximately $94.2 million was used to repay principal and interest outstanding under the Company's credit agreement (the "Credit Facility"), and $6.0 million was used to repay other indebtedness. The remaining $11.4 million was available for general corporate purposes.

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

2.  Debt

         Long-term debt consisted of the following (in thousands):

                                                                                December 31  September 30
                                                                                   1996          1997
                                                                                              (Unaudited)
        Borrowings outstanding under lines of credit.........................   $   10,647   $    17,000
        Term Loan............................................................       58,500            --
        Acquisition Line.....................................................        9,700            --
        Senior Note..........................................................        9,153            --
        Title XI Debt........................................................       32,243        28,573
        Notes payable........................................................       12,286         8,438
                                                                                   132,529        54,011
        Less:  Current maturities............................................      (24,375)       (6,847)
                                                                                $  108,154   $    47,164

        The Company currently has a credit agreement (the "Credit Agreement") that provides for a $175 million revolving line of credit through September 30, 1999 at which time availability decreases by $6 million per quarter until September 30, 2002 (the "Maturity Date"). The Company's outstanding indebtedness under the Credit Facility was $17 million at September 30, 1997.

        Borrowings under the Credit Agreement bear interest based on one of two calculations set forth in the Credit Agreement, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. One interest rate calculation is tied to the Eurodollar (the "Eurodollar Rate") and the other calculation is tied to the higher of the base rate of the administrative agent named in the Credit Agreement or the Federal Funds Effective Rate (the "Base Rate"). The Credit Agreement allows the Company to convert its revolving credit loans from Eurodollar Rate loans to Base Rate loans, and vice versa, from time to time. Such borrowings were accruing interest at approximately 6.2% at September 30, 1997. On the Maturity Date, all amounts outstanding under the revolving line of credit, together with any and all accrued and unpaid interest, will become due and payable. Prior to the Maturity Date, the Company can repay any outstanding amount, in whole or in part, without penalty or premium.

        Covenants under the Credit Agreement, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) restrict the Company from making certain investments; (v) restrict certain payments, including dividends, with respect to shares of any class of capital stock; (vi) restrict modification of the terms of the Preferred Securities, and in certain

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


circumstances the repayment, redemption, or repurchase of the Preferred Securities; and (vii) limit certain corporate acts of the Company, such as making certain dispositions of assets, and entering into certain types of business transactions, including certain mergers and acquisitions.

        On August 30, 1997, the Company secured a $5.6 million stand-by letter of credit with one of its banks for a period of one year which, unless terminated, renews automatically for additional one year periods.

         The Company's Credit Facility, which was replaced by the Credit Agreement dated September 30, 1997, was amended on February 3, 1997, provided for a revolving working capital credit line of $20,000,000 through January 15, 2002 (the "Revolving Line") and a stand-by letter of credit of $5,600,000. Borrowings outstanding under the Revolving Line totaled $8,000,000 at December 31, 1996.

         The Credit Facility also provided for a term loan (the "Term Loan") of up to $56,750,000 and a $50,000,000 acquisition line of credit (the "Acquisition Line") to fund the cash portion of acquisitions. Borrowings outstanding under the Term Loan and Acquisition Line were repaid with a portion of the proceeds from the Private Offering on June 27, 1997 and the Second Offering on February 5, 1997, respectively.

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

         In connection with the acquisition of the outstanding common stock of its previously unconsolidated 50%-owned affiliate, Ocean Specialty Tankers Corporation ("OSTC"), on August 14,

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1996, the Company assumed OSTC's obligations under a $4,000,000 revolving line of credit secured by the outstanding accounts receivables generated by three chemical tankers. The revolving line of credit bears interest monthly at LIBOR + 1.5% (7.3% at December 31, 1996). At December 31, 1996 and September 30, 1997,
$2,647,000 and $0 was outstanding under the line of credit.

         The Company made interest payments of approximately $12,953,011 and $6,977,363 for the nine months ended September 30, 1996 and 1997, respectively.

3.  Income Taxes

         For the nine months ended September 30, 1996 and 1997, the provision for income taxes was computed using an estimated annual effective tax rate of 37.0% and 37.4%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

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

         In August 1997, the Company purchased one anchor-handling  vessel and a
crew  boat  for  cash  of   approximately   $1.7  million  and  $1.8  million,
respectively.

         In September 1997, the Company purchased an anchor-handling vessel for cash of approximately $5.4 million.

5.  Extraordinary Item

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

         In February and June 1997, the Company repaid $33,220,000 and $93,500,000, respectively, of its outstanding debt and amended its Credit Facility. As a result, the Company recorded extraordinary losses of $1,754,000 and $378,000, respectively, for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1,030,000 and $222,000 respectively.

6.  Subsequent Events

         In October 1997, the Company purchased the outstanding common stock of an entity for cash of approximately $36.5 million and the assumption of approximately $24.5 million of long-term debt and other liabilities. Cost in excess of net assets acquired was approximately $12.5 million which will be amortized over 20 years.

         In October 1997, the Company entered into a joint venture agreement whereby the venture will design, construct and operate a construction/anchor handling tug supply vessel. Pursuant to the terms of the venture agreement, the Company is required to fund $20.8 million of the estimated $37.0 of the construction costs.

         In October 1997, the Company purchased 30 offshore energy support vessels and a repair facility for cash of approximately $36.0 million.

7.  Prospective Accounting Changes

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure," which are effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share," by replacing the existing calculation of primary EPS

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company plans to adopt SFAS No. 128 and SFAS No. 129 in 1998 and expects no material impact to the Company's EPS calculation or disclosure information.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

         Also in June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operation.

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

Recent Acquisitions

         The Company's results of operations have been and will be significantly affected by a series of acquisitions, aggregating 82 vessels, during 1996 and the first nine months of 1997 as summarized in the following table.

                                                  Number of          Assets                     Aggregate
                                  Period         Transactions       Acquired                   Investment
Offshore Energy Support           1996             7             12 supply boats                $46.6 million(1)
                                                                 11 crew boats(2)
                                  1997             11            10 supply boats                $105.9 million
                                                                 20 anchor-handling vessels
                                                                 13 crew boats
                                                                 2 utility boats
                                                                 4 other vessels

Offshore and Harbor Towing        1996             1             1 offshore tug                 $3.4 million
                                  1997             1             2 harbor tugs                  $0.6 million

Chemical Transportation           1996             1             3 chemical carriers            $64.7 million

Energy Transportation..........   1997             1             4 double-hull barges           $2.4 million

(1) Includes one vessel that is currently being upgraded, lengthened, and refurbished and is expected to enter service during the fourth quarter of 1997. Aggregate investment includes the estimated cost of such upgrading, lengthening, and refurbishment.
(2)      Includes nine vessels acquired under capital lease obligations.

Area of Operations Overview

         The financial information presented below represents historical results by major areas of operations.

                                                                            Three Months           Nine Months
                                                                           Ended Sept. 30,       Ended Sept. 30,
                                                                          1996       1997       1996       1997
Revenues:
Marine Support Services:
    Offshore Energy Support...........................................  $  11,981  $  31,791  $  28,226  $  72,727
    Offshore & Harbor Towing..........................................      3,351      4,507     10,234     12,992
      Marine Support Services Revenues................................     15,332     36,298     38,460     85,719

Marine Transportation Services:
    Chemical Transportation...........................................      9,968     16,110     19,230     44,053
    Petroleum Product Transportation..................................      5,079      4,497     14,440     13,081
      Marine Transportation Services..................................     15,047     20,607     33,670     57,134
Total Revenues........................................................     30,379     56,905     72,130    142,853

Operating Costs:
Marine Support Services:
    Offshore Energy Support...........................................      5,750     13,648     15,371     30,622
    Offshore & Harbor Towing..........................................      1,712      2,993      5,417      8,461
      Marine Support Services Operating Costs.........................      7,462     16,641     20,788     39,083

Marine Transportation Services:
    Chemical Transportation...........................................      5,997     11,075     11,693     29,324
    Petroleum Product Transportation..................................      3,099      3,100      9,608      8,727
      Marine Transportation Operating Costs...........................      9,096     14,175     21,301     38,051
Total Operating Costs.................................................     16,558     30,816     42,089     77,134

Direct Overhead Expense:
Marine Support Services:
    Offshore Energy Support...........................................        659      1,793      1,859      3,792
    Offshore & Harbor Towing..........................................        337        466        922      1,282
      Marine Support Services Direct Overhead.........................        996      2,259      2,851      5,074

Marine Transportation Services:
    Chemical Transportation...........................................        792        993      1,887      3,331
    Petroleum Product Transportation..................................        233        290        684        818
      Marine Transportation Direct Overhead...........................      1,025      1,283      2,571      4,149
Total Direct Overhead.................................................      2,021      3,542      5,422      9,223

Fleet Operating EBITDA (1)
Marine Support Services:
    Offshore Energy Support...........................................      5,572     16,350     10,996     38,313
    Offshore & Harbor Towing..........................................      1,302      1,048      3,825      3,249
      Marine Support Services Fleet EBITDA (1)........................      6,874     17,398     14,821     41,562

Marine Transportation Services:
    Chemical Transportation...........................................      3,179      4,042      5,650     11,398
    Petroleum Product Transportation..................................      1,747      1,107      4,148      3,536
      Marine Transportation Fleet EBITDA (1)..........................      4,926      5,149      9,798     14,934
Total Fleet EBITDA (1)................................................     11,800     22,547     24,619     56,496

Corporate Overhead Expense............................................      2,015      2,974      5,627      8,345
EBITDA (1)............................................................      9,785     19,573     18,992     48,151
Depreciation and Amortization Expense.................................      2,688      5,169      6,115     13,021
Income from Operations................................................  $   7,097  $  14,404  $  12,877  $  35,130

(1) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. Fleet EBITDA is EBITDA before corporate overhead expenses. EBITDA and fleet EBITDA are not required by generally accepted accounting principles, should not be considered as alternatives to net income as indicators of the Company's operating performance, or as alternatives to cash flows from operations as a measure of liquidity, and do not represent funds available for management's use. The Company's EBITDA may not be comparable to similarly titled measures reported by other companies.

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

                                                                1996                                     1997
                                                Q1         Q2         Q3         Q4           Q1         Q2         Q3
Number of supply boats at end of period         10         11         16         18           19         21         24
Average supply boat day rates(1)           $ 3,468    $ 4,095    $ 5,034   $  5,776      $ 6,483    $ 7,176    $ 7,636
Average supply boat utilization rates(2)        92%       100%        97%        90%          86%        90%        91%

Number of crew boats at end of period(3)        35         35         36         36           39         39         39
Average crew boat day rates(1)(3)          $ 1,469    $ 1,466    $ 1,528   $  1,531      $ 1,782    $ 1,940    $ 2,119
Average crew boat utilization rates(2)(3)       89%        93%        96%        96%          95%        93%        95%

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

         The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels where the item acquired has a useful life of three years or greater. Vessel improvements and vessel maintenance and repair are capitalized only if they also extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the three and nine months ended September 30, 1997, the Company drydocked 13 and 32 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $1.7 and $3.3 million, respectively, compared with six and 18 vessels drydocked at an aggregate cost of $0.3 and $0.5 million, respectively, for the three and nine months ended September 30, 1996. In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on a useful life ranging from 25 years for its steel-hull offshore energy support vessels to 30 years for aluminum-hull vessels, the lesser of any applicable lease term life or the Oil Pollution Act of 1990 life for its product and chemical carriers, ten years for its fuel barges, and 40 years for its towboats and tugs.

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

Results of Operations

Three months ended September 30, 1997 compared with the three months ended September 30, 1996

         Revenue. Revenue increased 87% to $56.9 million for the three months ended September 30, 1997 from $30.4 million for the three months ended September 30, 1996 primarily due to increased revenue in the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy operations increased 165% for the three months ended September 30, 1997 primarily due to acquisitions and higher day rates for supply and crew boats resulting from increased offshore exploration and production activity. Utilization of supply boats decreased to 91% for the 1997 period from 97% for the 1996 period due to a program of regularly scheduled drydocking, and utilization of crew boats decreased to 95% for the 1997 period from 96% for the 1996 period. During the 1997 period, day rates for supply boats owned, operated, or managed by the Company increased 52% from the 1996 period, while day rates for crew boats owned, operated, or managed by the Company increased 39% from the 1996 period.

         Petroleum product transportation revenue decreased 11% to $4.5 million for the three months ended September 30, 1997 from $5.1 million for the three months ended September 30, 1996 primarily due to the reduced charter rate on the Seabulk Challenger.

         Chemical transportation revenue increased 62% to $16.1 million for the three months ended September 30, 1997 from $10.0 million for the three months ended September 30, 1996 primarily due to the August 1996 acquisition of the OMI chemical tankers and remaining 50% interest in OSTC.

         Revenue from offshore and harbor towing operations increased 34% for the three months ended September 30, 1997 to $4.5 million compared to $3.4 million for the three months ended September 30, 1996 due to acquisitions and the redeployment of certain vessels in the offshore towing sector.

         Operating Expenses. Operating expenses increased 86% to $30.8 million for the three months ended September 30, 1997 from $16.6 million for the three months ended September 30, 1996 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 54% for the three months ended September 30, 1997 from 55% for the three months ended September 30, 1996.

         Overhead Expenses. Overhead expenses increased 61% to $6.5 million for the three months ended September 30, 1997 from $4.0 million for the three months ended September 30, 1996 primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 11% for the three months ended September 30, 1997 from 13% for the three months ended September 30, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 92% to $5.2 million for the three months ended September 30, 1997 compared with $2.7 million for the three months ended September 30, 1996 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 103% to $14.4 million, or 25% of revenue, for the three months ended September 30, 1997 from $7.1 million, or 23% of revenue, for the three months ended September 30, 1996 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 87% to $0.4 million, or 1% of revenue, for the three months ended September 30, 1997 from $2.9 million, or 10% of revenue, for the three months ended September 30, 1996 primarily as a result of debt retirement.

         Net Income (Loss). The Company had net income of $7.5 million for the three months ended September 30, 1997 as compared to a net loss of $5.5 million for the three months ended September 30, 1996 primarily as a result of the factors noted above.

Nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

         Revenue. Revenue increased 98% to $142.9 million for the nine months ended September 30, 1997 from $72.1 million for the nine months ended September 30, 1996 primarily due to increased revenue in the Company's offshore energy and chemical transportation operations.

         Revenue from offshore energy operations increased 158% for the nine months ended September 30, 1997 primarily due to acquisitions, greater utilization of crew boats and higher day rates resulting from increased offshore exploration and productions activity. Utilization of supply boats decreased to 89% for the 1997 period from 96% for the 1996 period due to a program of regularly scheduled dry-docking, and utilization of crew boats increased to 94% for the 1997 period from 93% for the 1996 period. During the 1997 period, day rates for supply boats owned, operated or managed by the Company increased 64% from the 1996 period, and day rates for crew boats owned, operated or managed by the Company increased 31% from the 1996 period.

         Petroleum product transportation revenue decreased 9% to $13.0 million for the nine months ended September 30, 1997 from $14.4 million for the nine months ended September 30, 1996 primarily due to the reduced charter rate on the Seabulk Challenger.

         Chemical transportation revenue increased 129% to $44.1 million for the nine months ended September 30, 1997 from $19.2 million for the nine months ended September 30, 1996, primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC.

         Revenue from offshore and harbor tug operations increased 27% to $13.0 million for the nine months ended September 30, 1997 from $10.2 million for the nine months ended September 30, 1996 primarily as a result of acquisitions and the redeployment of certain vessels in the offshore towing sector.

         Operating Expenses. Operating expenses increased 83% to $77.1 million for the nine months ended September 30, 1997 from $42.1 million for the nine months ended September 30, 1996 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 54% for the nine months ended September 30, 1997 from 58% for the nine months ended September 30, 1996.

         Overhead Expenses. Overhead expenses increased 59% to $17.6 million for the nine months ended September 30, 1997 from $11.0 million for the nine months ended September 30, 1996, primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 12% for the nine months ended September 30, 1997 from 15% for the nine months ended September 30, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 113% to $13.0 million for the nine months ended September 30, 1997 compared with $6.1 million for the nine months ended September 30, 1996 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 173% to $35.1 million, or 25% of revenue, for the nine months ended September 30, 1997 from $12.9 million, or 18% of revenue, for the nine months ended September 30, 1996 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 48% to $4.5 million, 3% of revenue, for the nine months ended September 30, 1997 from $8.8 million, or 12% of revenue, for the nine months ended September 30, 1996 primarily as a result of debt retirement.

         Net Income (Loss). The Company had net income of $15.7 million for the nine months ended September 30, 1997 as compared to a net loss of $5.3 million for the nine months ended September 30, 1996 primarily as a result of the factors noted above.

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

         The Company currently has a Credit Agreement that provides for a $175 million revolving line of credit through September 30, 1999 at which time availability decreases by $6 million per quarter until the Maturity Date. The Company's outstanding indebtedness under the Credit Facility was $17 million at September 30, 1997. The Company's outstanding indebtedness under the Credit Agreement increased to $101.5 million as of November 7, 1997. Proceeds from the additional borrowings were primarily used to fund the purchase of additional marine assets.

         Borrowings under the Credit Agreement bear interest based on one of two calculations set forth in the Credit Agreement, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. One interest rate calculation is tied to the Eurodollar Rate and the other calculation is tied to the higher of the base rate of the administrative agent named in the Credit Agreement or the Base Rate. The Credit Agreement allows the Company to convert its revolving credit loans from Eurodollar Rate loans to Base Rate loans, and vice versa, from time to time. Such borrowings were accruing interest at approximately 6.2% at September 30, 1997. On the Maturity Date, all amounts outstanding under the revolving line of credit, together with any and all accrued and unpaid interest, will become due and payable. Prior to the Maturity Date, the Company can repay any outstanding amount, in whole or in part, without penalty or premium.

         Covenants under the Credit Agreement, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) restrict the Company from making certain investments; (v) restrict certain payments, including dividends, with respect to shares of any class of capital stock; (vi) restrict modification of the terms of the Preferred Securities, and in certain circumstances the repayment, redemption, or repurchase of the Preferred Securities; and (vii) limit certain corporate acts of the Company, such as making certain dispositions of assets, and entering into certain types of business transactions, including certain mergers and acquisitions.

         Events of default under the Credit Facility include, among other things, (i) failure to pay principal thereunder when due, or to pay interest or fees within three business days after the date due; (ii) the breach of certain financial covenants or the inaccuracy of certain representations or warranties made under the Credit Facility; (iii) any failure to pay amounts due on certain indebtedness, or defaults that result in or permit the acceleration of such indebtedness; (iv) certain events of bankruptcy, insolvency, or dissolution; (v) certain judgments or orders; (vi) an acceleration of the maturity of the Preferred Securities or in certain circumstances the prepayment, redemption or repurchase of the Preferred Securities, or any default under the Preferred Securities; and (vii) a change in control.

         On August 30, 1997, the Company secured a $5.6 million stand-by letter of credit with one of its banks for a period of one year which, unless terminated, renews automatically for additional one year periods.

         The Credit Agreement replaced the Company's Credit Facility, as amended, provided for a term loan of up to $56.8 million, a $20.0 million Revolving Line, a $50.0 million Acquisition Line, and a $5.6 million letter of credit. Borrowings outstanding under the Revolving Line totaled $8.0 million at December 31, 1996.

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

         On February 5, 1997, the Company completed its Second Offering of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $94,300,000, after deducting underwriting commissions. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was designated to fund the purchase of one crew boat in the third quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats expected to be put into service during the fourth quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

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

         In June 1997, the Company completed the Private Offering, which resulted in net proceeds to the Company of approximately $111.6 million. Of such amount, approximately $94.2 million was used to repay amounts outstanding under the Credit Facility including interest, and $6.0 million was used to repay the $6.0 million note issued in connection with the May 1997 acquisition. The remaining $11.4 million is available for general corporate purposes.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet, and acquisitions. The Company's outstanding indebtedness at September 30, 1997 was approximately $61.9 million. After giving effect to repayments of an aggregate of $148.5 million of indebtedness through September 30, 1997 with a portion of the proceeds of the Second Offering and the Private Offering, the Company's principal and interest payment obligations for the remainder of 1997 are estimated to be approximately $2.0 million and $1.2 million, respectively, and operating lease obligations for the remainder of 1997 are estimated to be approximately $0.2 million.

         Capital requirements for vessel improvements are estimated to be approximately $17.3 million for 1997, of which $15.7 million had been expended as of September 30, 1997.

         The Company has contracted for the construction of three ship docking modules ("SDMs(TM)") at an estimated aggregate cost of approximately $14.5 million with delivery expected in late 1997 or early 1998. The Company has contracted for the construction of six supply boats for delivery during 1997 through 1999 at a cost of $54.4 million. The Company has also agreed to purchase for an estimated aggregate cost of $12.4 million, five newly constructed 152-foot crew boats scheduled for delivery in

1998 and 1999. The Company currently intends to fund the aggregate costs of the SDMs(TM), the crew boats, and the supply boats from available working capital, borrowings under the Credit Agreement, lease financing, or a combination of such sources.

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

         The Company believes that the remaining proceeds of the Second Offering and Private Offering, cash generated from operations, and amounts available under the Credit Agreement will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources together with the potential future use of debt or equity financing, will allow the Company to pursue its strategy of growth through acquisitions. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

Effect of Inflation

         The Company does not consider inflation a significant business risk in the current and foreseeable future although the Company has experienced some cost increases. In some cases, these increases have been offset by charter hire escalation clauses.

Prospective Accounting Changes

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information about Capital Structure," which are effective for fiscal years beginning after

December 15, 1997. SFAS No. 128 simplifies the current required calculation of EPS under APB No. 15, "Earnings per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company plans to adopt SFAS No. 128 and SFAS No. 129 in 1998 and expects no material impact to the Company's EPS calculation or disclosure information.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

         Also in June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operation.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

a.     Exhibits.

       10.22(d) Revolving Credit Agreement dated September 30, 1997 by and among Hvide Marine Incorporated, Citibank, N.A., as Administrative Agent, BankBoston, N.A., as Syndicate Agent, with Citicorp Securities, Inc. and BankBoston Securities Inc., having acted as Arrangers.

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

November 7, 1997