Form 10-K
period 1997-12-31
HVIDE MARINE INC
filed 1998-03-31
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 27, 1998 (computed by reference to the closing price of such stock on the Nasdaq National Market) was $213,675,000.

         As of March 16, 1998, there were 12,384,666 shares of the registrant's Class A Common Stock outstanding and 2,906,465 shares of its Class B Common Stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                               WHERE INCORPORATED

Portions of the Registrant's definitive Proxy Statement
regarding the 1997 Annual Meeting of Stockholders                  Part III

--------------------------------------------------------------------------------

                          HVIDE MARINE INCORPORATED

                                  FORM 10-K


                               Table of Contents

Item                                                                                                           Page


                                                      Part I
 1       Business...........................................................................................   1
 2       Properties.........................................................................................  21
 3       Legal Proceedings..................................................................................  21
 4       Submission of Matters to a Vote of Security Holders................................................  22
 4a      Executive Officers of the Registrant...............................................................  23

                                                      Part II

 5       Market for Registrant's Common Equity and Related Stockholder Matters.............................   26
 6       Selected Financial Data............................................................................  26
 7       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  28
 8       Financial Statements...............................................................................  40
 9       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  40

                                                     Part III

10       Directors and Executive Officers of the Registrant.................................................  41
11       Executive Compensation.............................................................................  41
12       Security Ownership of Certain Beneficial Owners and Management.....................................  41
13       Certain Relationships and Related Transactions.....................................................  41

                                                      Part IV

14       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  42


                                 PART I

Item 1.  Business

General

         Hvide Marine Incorporated ("Hvide" or the "Company") is one of the world's leading providers of marine support and transportation services, serving primarily the energy and chemical industries. The Company has been an active consolidator in each of the markets in which it operates, increasing its vessel fleet from 23 vessels in 1993 to 267 vessels as of March 13, 1998. As a result, the Company is the third largest operator of offshore energy support vessels in the U.S. Gulf of Mexico, the largest operator of offshore energy support vessels in the Arabian Gulf, and a leading operator of such vessels offshore West Africa and Southeast Asia. In addition, the Company is the sole provider of commercial tug services at Port Everglades, Tampa, and Port Canaveral, Florida, and a leading provider of such services in Mobile, Alabama, Lake Charles, Louisiana, and Port Arthur, Texas. The Company also transports petroleum products and specialty chemicals in the U.S. domestic trade, a market insulated from international competition under the Jones Act.

         During 1997 and early 1998, the Company substantially expanded its offshore energy support operations into several new international markets and increased its deepwater capability. Beginning with the May 1997 acquisition of a 35-vessel fleet of offshore energy support vessels operating in the Arabian Gulf, the Company has substantially expanded its offshore energy support operations into several international markets and increased its deepwater capability. Since the May 1997 acquisition, the Company has completed five substantial acquisitions (the "Recent Acquisitions") that have further expanded its offshore energy support fleet internationally and increased its domestic offshore and harbor towing and petroleum product transportation operations. These have consisted of (i) the October 1997 acquisition of 30 offshore energy support vessels operating primarily in the Arabian Gulf, (ii) the December 1997 acquisition of 14 offshore energy support vessels operating primarily in the Arabian Gulf, (iii) the February 1998 acquisition of 37 offshore energy support vessels operating primarily offshore West Africa and Southeast Asia, (iv) the October 1997 acquisition of a company operating 14 tugs that expanded the Company's harbor towing operations to the port of Tampa, Florida, and (v) the March 1998 acquisition of two petroleum product carriers and seven harbor tugs operating in Port Arthur, Texas and Lake Charles, Louisiana.

The Industry

   Marine Support Services

         Offshore Energy Support. Offshore energy support vessels are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning, and ongoing operation of oil and gas production platforms. Offshore energy support vessels are hired by oil companies and others engaged in offshore exploration and production activities.

         The market for offshore energy support services is fundamentally driven by the offshore exploration, development, and production activities of oil and gas companies worldwide. The level of exploration, development, and production activities depends primarily on the capital expenditures of oil and gas producers, which is a function of current and anticipated future oil and gas production and prices and operating costs of oil and gas producers. Oil and gas prices are influenced by a variety of factors, including worldwide demand, production levels, governmental policies regarding exploration and development of reserves, and political factors in producing countries.

         The types of vessels primarily utilized in offshore energy support activities are supply boats, crew boats, and anchor handling vessels.

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

                  Anchor handling vessels, which include anchor handling tug/supply boats and some tugs, are more powerful than supply boats and are utilized in towing and positioning drilling rigs, production facilities, and construction barges. Some are specially equipped to assist tankers while they are loading from single-point buoy mooring systems, and some are used in limited supply roles when not performing towing and positioning functions.

         Offshore and Harbor Towing. Offshore and harbor towing services are provided by tugs to vessels utilizing the ports in which the tugs operate and to vessels at sea to the extent required by environmental regulations, casualty, or other emergency. The Company's anchor handling tug/supply boats and offshore towing-equipped tugs have been engaged in towing a wide variety of barges carrying heavy equipment, refinery modules, and petroleum products for the energy industry in the U.S. Gulf of Mexico, the Atlantic Ocean, and the Mediterranean Sea. In the case of docking services, charges are based on a fixed rate per job, and in the case of towing services, on hourly or daily rates. In most ports, including Tampa, Florida, competition is unregulated, although a few ports--including Port Canaveral and Port Everglades, where the Company is the sole franchisee--grant non-exclusive franchises to harbor tug operators. Rates are unregulated in the franchised ports served by the Company. Each port is generally a distinct market for harbor tugs, even though harbor tugs can be moved from port to port. Demand for towing services depends on vessel traffic, which is in turn generally dependent on local and national economic conditions. OPA 90 and current state legislation require oil tankers to be escorted in and around certain ports located in Alaska and the U.S. Pacific coast. The Company anticipates that such regulatory requirements will be expanded, increasing the demand for specially designed tractor tugs to perform escort services.

   Marine Transportation Services

         Chemical Transportation. In the domestic chemical transportation trade, vessels carry chemicals primarily from chemical manufacturing plants and storage tank facilities along the U.S. Gulf of Mexico coast to industrial users in and around the Atlantic and Pacific coast ports. The chemicals primarily transported are caustic soda, alcohols, chlorinated solvents, paraxylene, alkylates, toluene, methyl tertiary butyl ether (MTBE), phosphoric acid, and lubricating oils. Since 1989, coastwise chemical tonnage demand has increased as a result of the general expansion of the U.S. economy and as gasoline additives have begun to move coastwise. Certain of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks. Many are very sensitive to contamination and require special cargo-handling equipment.

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

The Company's Operations

   Fleet Overview

         The following table sets forth certain information with respect to the vessels owned or operated by the Company as of March 10, 1998:


                                                                                                     Number of
                                                                                                      Vessels
Marine Support Services
   Domestic Offshore Energy Support
     Supply Boats.................................................................................        28
     Crew/Utility Boats...........................................................................        41
     Geophysical Boats............................................................................         2
                                                                                                    --------
     Total Domestic Offshore Energy Support.......................................................        71
   International Offshore Energy Support
     Anchor Handling Tug/Supply Boats.............................................................        41
     Anchor Handling Tugs.........................................................................        24
     Supply Boats.................................................................................        12
     Crew/Utility Boats...........................................................................        33
     Geophysical Boats............................................................................         3
     Other........................................................................................        11
                                                                                                    --------
       Total International Offshore Energy Support................................................       124
   Offshore and Harbor Towing
     Tugs.........................................................................................        38
                                                                                                    --------
       Total Marine Support Services..............................................................       233

Marine Transportation Services
   Chemical/Petroleum Product Carriers............................................................         8
   Fuel Barges....................................................................................        16
   Towboats.......................................................................................        10
                                                                                                    --------
       Total Marine Transportation Services.......................................................        34
                                                                                                    --------
       Total Vessels..............................................................................       267
                                                                                                    ========

   Marine Support Services

         Offshore Energy Support. The Company has provided services to the oil and gas drilling industry since 1989, when it acquired its first eight offshore supply boats. In a series of acquisitions and new buildings from September 1994 through March 1998 the Company expanded its domestic fleet to 71 vessels, consisting of 28 supply boats, including six anchor handling tug/supply boats, 39 crew boats, two utility boats, and two geophysical boats. These vessels have primarily served exploration and production operations in the U.S. Gulf of Mexico, operating from the Company's facilities in Lafayette, Louisiana.

         Beginning in May 1997, the Company began the substantial expansion of its international offshore energy support fleet. The primary international markets served by the Company are the Arabian Gulf and offshore West Africa and Southeast Asia, and the Company's international fleet aggregated 124 vessels as of March 10, 1998, including 41 anchor handling tug/supply boats, 24 anchor handling tugs, 12 supply boats, 16 crew boats, and 17 utility vessels. The Company's Arabian Gulf operations are directed from its facilities in Dubai, United Arab Emirates. Operations offshore West Africa, as well as those of eight vessels that currently operate in Southeast Asia, will be conducted at least through June 1998 by an affiliate of Geneva-based Care Offshore, Inc. which sold 37 vessels operated in those regions to the Company in February 1998, pursuant to a management agreement with the Company. The remaining operations in Southeast Asia are directed from the Company's facilities in Brunei.

     U.S. Operations. The following tables set forth certain information concerning the offshore energy support vessels owned or operated by the Company in the U.S. Gulf of Mexico as of March 10, 1998.

                                                       Length      Year Built/                     Area of
Supply Boat Name (1)                                   (feet)        Rebuilt        Horsepower     Operation
Seabulk New York...................................      234        1975/1997          4,300          U.S. Gulf
Seabulk New Jersey.................................      234        1975/1997          4,300          U.S. Gulf
Seabulk Oklahoma...................................      205          1998             4,000          U.S. Gulf
Seabulk Minnesota..................................      205        1976/1997          2,250          U.S. Gulf
Seabulk Montana(2).................................      205        1974/1994          5,350          U.S. Gulf
Seabulk Nevada(2)..................................      200        1977/1997          5,750          U.S. Gulf
Seabulk Massachusetts(2)...........................      191          1980             3,900          U.S. Gulf
Seabulk North Carolina(2)(3).......................      190        1979/1993          4,000          U.S. Gulf
Seabulk Arkansas...................................      185        1982/1997          2,250          U.S. Gulf
Seabulk Missouri...................................      185        1982/1997          2,250          U.S. Gulf
Seabulk Colorado...................................      185        1982/1997          2,250          U.S. Gulf
Seabulk Connecticut(2).............................      185          1981             3,900          U.S. Gulf
Seabulk Pennsylvania(2)............................      185          1979             3,900          U.S. Gulf
Seabulk Hawaii.....................................      180        1979/1995          3,000          U.S. Gulf

Seabulk Georgia....................................      180          1984             3,000          U.S. Gulf
Seabulk California.................................      180          1982             2,250          U.S. Gulf
Seabulk Florida....................................      180          1982             2,250          U.S. Gulf
Seabulk Alabama....................................      180          1982             2,250          U.S. Gulf
Seabulk Texas......................................      180          1982             2,250          U.S. Gulf
Seabulk Louisiana..................................      180          1982             2,250          U.S. Gulf
Seabulk Rhode Island...............................      180          1980             2,700          U.S. Gulf
Seabulk New Hampshire..............................      180          1980             1,950          U.S. Gulf
Seabulk Kentucky...................................      175        1983/1997          2,400          U.S. Gulf
Seabulk Washington.................................      175        1978/1997          2,250          U.S. Gulf
Seabulk Tennessee..................................      175          1983             2,400          U.S. Gulf
Seabulk Oregon.....................................      175          1979             2,250          U.S. Gulf
Seabulk Maryland(3)................................      165          1980             1,860          U.S. Gulf
Seabulk Virginia(3)................................      165          1979             1,860          U.S. Gulf

                                                       Length      Year Built/                     Area of
Crew Boat Name (1)                                     (feet)        Rebuilt        Horsepower     Operation

Seabulk St. Tammany................................      152          1997             4,400          U.S. Gulf
Seabulk St. Frances................................      152          1996             4,400          U.S. Gulf
Seabulk St. Charles(4).............................      152          1993             3,820          U.S. Gulf
Seabulk Acadia.....................................      135          1995             3,300          U.S. Gulf
Seabulk Monroe.....................................      135          1993             3,056          U.S. Gulf
Seabulk Grant......................................      135          1991             3,056          U.S. Gulf
Seabulk DeSoto.....................................      135          1991             3,056          U.S. Gulf
Seabulk Lexington..................................      135          1991             3,056          U.S. Gulf
Seabulk Winn.......................................      135          1991             3,056          U.S. Gulf
Seabulk Galveston..................................      135          1990             3,056          U.S. Gulf
Seabulk Bossier....................................      135          1990             3,056          U.S. Gulf
Seabulk LaFourche..................................      130          1991             2,040          U.S. Gulf
Seabulk Houston....................................      125          1985             2,600          U.S. Gulf
Seabulk Lafayette..................................      125          1985             2,040          U.S. Gulf
Seabulk Starr......................................      120          1984             2,040          U.S. Gulf
ThunderU.S.A.......................................      120          1984             2,040          U.S. Gulf
Seabulk Lamar......................................      120          1980             2,040          U.S. Gulf
Seabulk Liberty....................................      110          1985             2,040          U.S. Gulf
Seabulk Jefferson..................................      110          1982             2,040          U.S. Gulf
Seabulk Mobile.....................................      110          1982             2,040          U.S. Gulf
Seabulk Evangeline.................................      110          1981             2,040          U.S. Gulf
Seabulk Feliciana..................................      110          1981             2,040          U.S. Gulf
Seabulk Duval(5)...................................      110          1980             2,820          U.S. Gulf
Seabulk Jasper(5)..................................      110          1980             2,820          U.S. Gulf
Seabulk Madison....................................      110          1980             2,040          U.S. Gulf
Seabulk Bay........................................      110          1980             2,040          U.S. Gulf
Seabulk Beauregard.................................      110          1980             2,040          U.S. Gulf
Seabulk Nassau.....................................      110          1979             2,040          U.S. Gulf
Ralph Thompson(5)..................................      110          1978             2,820          U.S. Gulf

Seabulk Albany(5)..................................      110          1978             2,820          U.S. Gulf
Seabulk Aransas....................................      110          1978             2,100          U.S. Gulf
Seabulk Baldwin(5).................................      110          1976             2,400          U.S. Gulf
Seabulk Claiborne(5)...............................      110          1975             2,400          U.S. Gulf
Thundereagle.......................................      100        1977/1995          1,530          U.S. Gulf
Seabulk Cameron....................................      100        1976/1995          1,530          U.S. Gulf
Thundercat.........................................      100        1976/1995          1,530          U.S. Gulf
Seabulk Sabine.....................................      100        1976/1995          1,530          U.S. Gulf
Seabulk Bolivar(5).................................      90           1974             1,650          U.S. Gulf
Seabulk Maverick...................................      85           1976             1,200          U.S. Gulf

                                                       Length     Year Built/                        Area of
Utility Vessel Name(1)                                 (feet)        Rebuilt        Horsepower     Operation

Seabulk Tallahassee................................      135          1978             2,250          U.S. Gulf
Seabulk Baton Rouge(5).............................      100          1981              910           U.S. Gulf

                                                       Length     Year Built/                             Area of
Geophysical Boat Name                                  (feet)        Rebuilt        Horsepower     Operation

Seabulk Veritas(6).................................      194        1973/1997          4,400          U.S. Gulf
Seabulk Austin(7)..................................      110          1978             1,080          U.S. Gulf


(1)      Certain names reflect name changes currently in process.
(2)      Anchor handling tug/supply vessel.
(3) The Company is bareboat charterer and operator with an option to purchase the vessel at the end of the bareboat charter for a nominal amount.
(4) The Company is bareboat charterer and operator with an option to purchase the Seabulk St. Charles, at the end of the bareboat charter in 2002 for $400,000.
(5) The Company is bareboat charterer and operator with an option to purchase the vessel at the end of the bareboat charter for a nominal amount.
(6)      Supply boat.
(7)      Utility vessel.

         International Operations. The following tables set forth certain information concerning the offshore energy support vessels owned or operated by the Company in international waters as of March 10, 1998.

Anchor Handling                                        Length      Year Built/                         Area of
Tug/Supply Vessel Name(1)                              (feet)        Rebuilt        Horsepower     Operation
Red Tern...........................................      236          1982            10,560          Argentina
Red Raven..........................................      223          1980            10,560         West Africa
Red Rooster........................................      223          1980            10,560          North Sea
Seabulk Falcon II..................................      213          1975             7,040         West Africa
Red Condor.........................................      213          1975             7,040         West Africa
Red Cormorant......................................      212          1980             7,040         West Africa

Red Hawk...........................................      211          1975             8,000       Southeast Asia
Red Coot I.........................................      211          1975             7,040         West Africa
Red Coot II........................................      211          1975             7,040         West Africa
Seabulk Betsy......................................      210          1982             8,620        Arabian Gulf
Seabulk Persistence................................      204          1975             5,750        Arabian Gulf
Red Dove...........................................      203          1991             5,800         West Africa
Red Toucan.........................................      203          1985             8,430          Argentina
Seabulk Treasure Island............................      202          1982             6,000        Arabian Gulf
Seabulk Emerald....................................      202          1981             6,100        Arabian Gulf
Red Penguin II.....................................      201          1975             8,600         West Africa
Red Petrel.........................................      201          1975             8,600       Southeast Asia
Red Plover.........................................      201          1975             8,600       Southeast Asia
Red Puffin.........................................      201          1975             8,600       Southeast Asia
Red Penguin........................................      201          1975             8,600        South Africa
Red Snipe..........................................      197          1982             5,300        South Africa
Seabulk Lulu.......................................      197          1974             5,600        Arabian Gulf
Seabulk Neptune....................................      197          1973             6,160        Arabian Gulf
Seabulk Discovery..................................      195          1993             5,600        Arabian Gulf
Seabulk Defender...................................      193          1983             4,610        Arabian Gulf
Seabulk Liberty....................................      193          1973             4,500        Arabian Gulf
Red Grebe..........................................      192          1974             8,000          North Sea
Seabulk Energy.....................................      191          1990             5,300        Arabian Gulf
Seabulk Carol......................................      190          1982             8,620        Arabian Gulf
Seabulk Danah......................................      190          1976             3,900        Arabian Gulf
GMMOS Toota........................................      190          1975             3,900        Arabian Gulf
Seabulk Lark.......................................      189          1973             4,600       Southeast Asia
Red Osprey.........................................      186          1983             4,200         West Africa
Red Kestrel........................................      186          1982             4,200         West Africa
Red Merlin.........................................      186          1982             4,200         West Africa
Red Pelican........................................      186          1982             4,200         West Africa
Seabulk Saphire....................................      182          1983             3,000        Arabian Gulf
Seamark South Carolina(2)..........................      180          1983             3,000       Southeast Asia
Seabulk Nada.......................................      180          1974             3,000        Arabian Gulf
Seabulk Ruby.......................................      180          1974             3,000        Arabian Gulf
Seabulk Command....................................      175          1992             3,800        Arabian Gulf

                                                       Length     Year Built/                       Area of
Anchor Handling Tug Name(1)                            (feet)        Rebuilt        Horsepower     Operation

Tims 1.............................................      230          1979             4,900        Arabian Gulf
Red Gannet I.......................................      163          1977             7,500       Southeast Asia
Red Gannet II......................................      163          1977             7,500       Southeast Asia
Red Harrier........................................      162          1977             8,480        Arabian Gulf
Seabulk Duke.......................................      155          1983             5,750        Arabian Gulf
Red Eagle..........................................      150          1976             8,400       Southeast Asia
Red Skua I.........................................      147          1977             8,000         West Africa
Seabulk Master.....................................      146          1993             3,500        Arabian Gulf

Red Cygnet I.......................................      146          1974             6,000         West Africa
Red Cygnet II......................................      146          1974             6,000         West Africa
Seabulk Alkatar....................................      144          1981             6,000        Arabian Gulf
Seabulk Titan......................................      142          1976             7,200        Arabian Gulf
Seabulk Gabrielle .................................      140          1981             2,000        Arabian Gulf
Seabulk Sarah......................................      140          1981             2,000        Arabian Gulf
Seabulk Debbie.....................................      132          1983             2,000        Arabian Gulf
GMMOS Pride........................................      126          1978             5,000        Arabian Gulf
Seabulk Champ......................................      122          1993             2,300        Arabian Gulf
Seabulk Prince.....................................      116          1988             2,400        Arabian Gulf
Aries II...........................................      110          1983             3,477        Arabian Gulf
Seabulk Power......................................      105          1990             2,400        Arabian Gulf
Seabulk Isabel.....................................      97           1977             1,130        Arabian Gulf
Seabulk Knight.....................................      94           1975             2,200        Arabian Gulf
Seabulk Christopher................................      86           1977             1,800        Arabian Gulf
Seabulk Taurus.....................................      80           1982             1,400        Arabian Gulf

                                                       Length     Year Built/                         Area of
Supply Boat Name(1)                                    (feet)        Rebuilt        Horsepower       Operation

Red Swan(3)........................................      220          1976             4,200         West Africa
Red Martin I(3)....................................      200          1976             4,200         West Africa
Red Martin II(3)...................................      200          1976             4,200          North Sea
Seamark Mississippi(2).............................      180          1982             2,250       Southeast Asia
Seabulk Service....................................      180          1977             2,700        Arabian Gulf
Seabulk Trader.....................................      180          1975             2,318        Arabian Gulf
Seabulk Lara.......................................      180          1975             2,250        Arabian Gulf
Seabulk Voyager....................................      174          1974             2,000        Arabian Gulf
Seabulk Arabian....................................      173          1972             1,900        Arabian Gulf
Shell Star.........................................      168          1982             1,800        Arabian Gulf
GMMOS King.........................................      166          1970             1,700        Arabian Gulf
Seabulk Clipper(4).................................      165        1971/1992          3,000        Arabian Gulf

                                                       Length     Year Built/                          Area of
Crew Boat Name(1)                                      (feet)        Rebuilt        Horsepower       Operation

Red Mallard(5).....................................      145          1986             3,250         West Africa
Seabulk Tender.....................................      125          1978             2,240        Arabian Gulf
Capricorn III......................................      120          1983             2,040        Arabian Gulf
Red Swift(5).......................................      120          1980             2,040         West Africa
Seabulk Jebel Ali..................................      110          1991             1,550        Arabian Gulf
Seabulk Arzana.....................................      110          1991             1,550        Arabian Gulf
Virgo One..........................................      110          1982             2,040        Arabian Gulf
Seabulk Mubarrak...................................      110          1982             1,550        Arabian Gulf
Arctic Express.....................................      110          1981             2,040        Arabian Gulf
Lake Express.......................................      110          1981             2,040        Arabian Gulf
Red Heron(5).......................................      107          1981             1,530         West Africa

Seabulk Zakum......................................      105          1982             1,875        Arabian Gulf
Seabulk Penny......................................      105          1977             1,606        Arabian Gulf
Seabulk Bul Hanin..................................      102          1984             1,630        Arabian Gulf
Seabulk Explorer...................................      102          1979             1,530        Arabian Gulf
Seabulk Umm Shaif..................................      78         1973/1988          1,020        Arabian Gulf

                                                       Length     Year Built/                         Area of
Utility Vessel Name(1)                                 (feet)        Rebuilt        Horsepower       Operation

GMMOS Queen........................................      159          1969             1,500        Arabian Gulf
Seabulk Ibex.......................................      135          1972             2,400        Arabian Gulf
Seabulk Barracuda .................................      132          1984             2,000        Arabian Gulf
Seabulk Gazelle....................................      130          1982             1,200        Arabian Gulf
Seabulk Shindaga...................................      128          1982             1,200        Arabian Gulf
Seabulk Hatta......................................      120        1976/1993          1,140        Arabian Gulf
Seabulk Salihu.....................................      120        1976/1992          1,140        Arabian Gulf
Seabulk Falcon.....................................      120        1974/1992          1,140        Arabian Gulf
Seabulk Hamour.....................................      120        1974/1992          1,140        Arabian Gulf
Seabulk Eagle......................................      120          1989             1,500        Arabian Gulf
Seabulk Singali....................................      120          1981             1,272        Arabian Gulf
Seabulk Habara.....................................      120          1980             1,272        Arabian Gulf
Seabulk Shari......................................      120          1980             1,272        Arabian Gulf
Seabulk Houbare....................................      120          1980             1,272        Arabian Gulf
Seabulk Becky......................................      120          1980             1,130        Arabian Gulf
Seabulk Oryx.......................................      110        1980/1988          1,200        Arabian Gulf
Seabulk Seahorse...................................      100        1983/1992          1,000        Arabian Gulf

                                                       Length     Year Built/                         Area of
Geophysical Boat Name                                  (feet)        Rebuilt        Horsepower       Operation

Seabulk Wyoming....................................      185          1979             2,250         West Africa
Ross Seal..........................................      176        1977/1987          1,700       Southeast Asia
Seabulk Vermont....................................      176          1977             1,700        Arabian Gulf

Construction &                                         Length     Year Built/                         Area of
Maintenance Vessel Name                                (feet)        Rebuilt        Horsepower       Operation

Seabulk Giant......................................      207        1974/1990          4,200        Arabian Gulf
Seabulk Hercules...................................      200        1969/1986          4,300        Arabian Gulf
Seabulk Freedom....................................      194        1973/1996          4,600        Arabian Gulf

Accommodation                                          Length     Year Built/                        Area of
Jack-Up Rig Name                                       (feet)        Rebuilt        Horsepower      Operation

Seabulk Bravo......................................      150          1973              N/A         Arabian Gulf


Accommodation                                          Length     Year Built/                         Area of
Crane Barge Name                                       (feet)        Rebuilt        Horsepower       Operation

Seabulk Maintainer.................................      280        1966/1982           N/A         Arabian Gulf
Seabulk Constructor................................      180        1973/1994           N/A         Arabian Gulf

                                                       Length     Year Built/                         Area of
Survey Vessel Name                                     (feet)        Rebuilt        Horsepower       Operation

Red Fulmar.........................................      190          1968             2,400         West Africa

                                                       Length     Year Built/                          Area of
Tug Name(1)                                            (feet)        Rebuilt        Horsepower        Operation

Seabulk Princess(6)................................     230           1974            6,600          Arabian Gulf
Seabulk Dayna......................................      96           1973            3,200          Arabian Gulf
Seabulk Marlene....................................     103           1976            2,640          Arabian Gulf
Seabulk Diana......................................      99           1973            2,200          Arabian Gulf


(1)  Certain names reflect name changes currently in process.
(2) These offshore supply boats are currently chartered to a joint venture in which the Company has a 49% interest and are operated by the joint venture in Southeast Asia. The Company receives bareboat charter hire, which is at a rate that is approximately equivalent to the capital costs of the vessels, and has the right to receive a 49% share of net income from the venture. The joint venture has the right to purchase each vessel for $300,000 upon expiration of the charters in August 1998.
(3)  Platform/supply vessel.
(4)  Survey vessel.
(5)  Utility vessel.
(6)  Salvage vessel.

         Offshore and Harbor Towing. The harbor tugs owned or operated by the Company serve Port Everglades, Tampa, and Port Canaveral, Florida, Mobile, Alabama, Port Arthur, Texas, and Lake Charles, Louisiana where they primarily assist product carriers, barges, other cargo vessels, and cruise ships in docking and undocking and in proceeding in confined waters. The Company also operates eight tugs with offshore towing capabilities that conduct a variety of offshore towing services in the U.S. Gulf of Mexico and the Atlantic Ocean. In addition, the Company has completed the construction of one SDM(TM) and has contracted for the construction of two additional SDMs(TM) for delivery in 1998 which will augment the Company's harbor towing operations. The Company also charters three of its tugs to third-party operators in California.

         Port Everglades. Port Everglades has the second largest petroleum non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for south Florida. Since 1958, when the Company's tug operations were established, the Company has enjoyed a franchise as the sole provider of docking services in the port. That franchise specifies, among other things, that three tugs serving the port be less than 90 feet in length, because of the narrowness of slips in the port, and that tugs have firefighting capability. The franchise is not exclusive and another operator could be granted an additional franchise. Although a significantly larger potential competitor sought a franchise in 1992, the Company won unanimous endorsement from the Port Authority to continue its sole-franchise relationship with the port when that competitor failed to make the requisite showing of public need and necessity. The current franchise expires in 2007, and there can be no assurance that it will be renewed.

         Tampa. The Company expanded its harbor towing services to Tampa, Florida with the October 1997 acquisition of Bay. Tampa is the tenth largest port in the continental United States in terms of tonnage. Because the port is comprised of three "sub-ports" and a distant sea-buoy, a greater number of tugs is required in order to be a competitive operator in Tampa than in other ports of similar size. The Company currently operates 11 tugs, including three tractor tugs, in the port and is Tampa's sole provider of harbor towing services.

         Port Canaveral. The Company expanded its services in the early 1960s to Port Canaveral, Florida where, like Port Everglades, it also has the sole franchise from the port authority to provide harbor docking services. Port Canaveral is the smallest of the Company's harbor tug operations, providing docking and undocking services for commercial cargo vessels serving central Florida and for cruise ships visiting the Disney World/Kennedy Space Center attractions. The Company's franchise is a month-to-month arrangement and, although there can be no assurance that the Company will be able to retain its franchise in Port Canaveral, there has been no challenge to the franchise since 1984.

         Mobile. In 1988, the Company purchased a division of a towing company operating in the port of Mobile, Alabama. The port provides docking and undocking services primarily for commercial cargo vessels, including vessels transporting coal and other bulk exports. At the time, that division operated three harbor tugs in Mobile. The Company added additional equipment and believes it significantly upgraded the quality and performance of the tug service, thus enabling the Company to increase its market share to over 50% of the harbor tug business in that port.

         Recent Acquisition. In March 1998, the Company completed the acquisition of seven harbor tugs. Currently, four of these tugs serve Port Arthur, Texas, two serve Lake Charles, Louisiana, and one serves both harbors. The Company expects to continue to operate the tugs in both of these ports, each of which has a competing provider of harbor tug services.

         The following table sets forth certain information with respect to the 37 tugs and one SDM(TM) owned or operated by the Company in U.S. waters as of March 10, 1998.


                                                               Length       Year Built/
Vessel Name(1)                                Horsepower      (feet)         Rebuilt              Port
Kinsman Eagle II(2)(3)(4)................        6,700           110          1996                Tampa
Kinsman Condor(2)(3)(4)..................        6,700           110          1995                Tampa
Hawk(2)..................................        6,700           110          1995                Tampa
Tampa....................................        6,000           100          1985                Tampa
Broward(2)(4)............................        5,100           100          1995           Port Everglades
Vigilant(4)..............................        4,600           120        1981/1994           Offshore
New River(5).............................        4,400           90           1997           Port Everglades
Reliant(2)...............................        4,300           100          1996             Long Beach
Ft. Lauderdale...........................        4,200           90         1971/1996        Port Everglades
Hollywood(4).............................        4,200           106        1985/1997           Offshore


Mobile Power.............................        4,100           98         1957/1986            Mobile
Z-Two(2)(6)..............................        4,100           94           1996               Mobile
Mobile Point.............................        4,000           107     1952/1990/1997          Mobile
Winslow C. Kelsey(2).....................        3,900           98           1985                Tampa
Nike.....................................        3,900           97           1982             Port Arthur
Titan....................................        3,900           96           1977            Lake Charles
Spartan..................................        3,900           96           1979             Port Arthur
Samson...................................        3,900           96           1980             Port Arthur
Goliath..................................        3,900           96           1981             Port Arthur
Challenger(4)............................        3,600           110          1976           Tampa/Offshore
Canaveral................................        3,600           105        1941/1984        Port Canaveral
Mobile Pride(4)..........................        3,300           107     1969/1989/1997         Offshore
Paragon(4)...............................        3,300           105     1978/1989/1996         Offshore
St. Petersburg...........................        3,300           95           1940                Tampa
Hillsborough.............................        3,300           94         1945/1981             Tampa
Clearwater...............................        3,300           93           1940                Tampa
Delta Deanna(2)..........................        3,200           92           1988            San Francisco
Delta Billie(2)..........................        3,200           92           1990            San Francisco
Mobile Persistence(7)....................        3,000           98         1940/1975        Port Canaveral
Hermes...................................        3,000           95           1973            Lake Charles
Brevard..................................        2,400           88      1945/1986/1996      Port Canaveral
Captain Brinn............................        2,145           88         1960/1986        Port Canaveral
Everglades...............................        2,145           88         1956/1984        Port Everglades
Manatee..................................        2,145           88         1959/1982        Port Everglades
Orange...................................        2,000           93           1903                Tampa
Ares.....................................        1,950           97           1957           Lake Charles/Port Arthur
Ybor.....................................        1,400           85           1965                Tampa
Trooper..................................         800            63           1964                Tampa

(1) Certain names reflect name changes currently in process.
(2) Tractor tug.
(3) Currently operated offshore Mexico.
(4) Equipped for offshore towing.
(5) SDM(TM).
(6) Vessel operated under a one-year bareboat charter.
(7) Expected  to be retired in the first half of 1998.

         SDMs(TM). The Company accepted delivery of its first ship-docking module or SDM(TM) in November 1997. In addition, the Company has contracted for the construction of two additional SDMs(TM) for delivery in 1998. SDMs(TM) are innovative ship-docking vessels that are designed to be more maneuverable, efficient, and flexible than harbor tugs. In addition, they are expected to have lower operating costs than harbor tugs because they require fewer crew members. Company personnel, working in conjunction with consulting marine engineers and architects, prepared the conceptual design and detailed specifications for the SDMs(TM). The Company has been awarded a patent on the design.

   Marine Transportation Services

         Chemical Transportation. The Company's chemical carriers are the 298,000-barrel, 39,300 dwt Seabulk Magnachem, the 297,000-barrel, 46,300 dwt Seabulk America, the 360,000-barrel, 50,900 dwt HMI Dynachem, the 360,000-barrel, 49,990 dwt HMI Petrochem, and the 260,000-barrel, 37,100 dwt HMI Astrachem, which are primarily engaged in the U.S. domestic chemical parcel trade. The Company operates the Seabulk Magnachem pursuant to a long-term bareboat charter expiring February 2002. The Company owns a 67% economic interest, and Stolt Tankers (U.S.A.), Inc. owns the remaining 33% economic interest, in the Seabulk America.

         The Seabulk Magnachem, the Seabulk America, the HMI Dynachem, and the HMI Petrochem have full double bottoms (as distinct from double hulls) and the HMI Astrachem has a partial double bottom. Double bottoms provide increased protection over single hull vessels from a spill in the event of a mishap. The Company's chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals transported by the Company are hazardous substances. Voyages are currently generally conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles, San Francisco, and Kalama, Washington. Delivered in 1977, the Seabulk Magnachem is a CATUG(R) ITB, which requires fewer personnel to operate than a conventional carrier of equivalent size and has a higher level of dependability, propulsion efficiency, and performance than an ordinary tug and barge. Delivered in 1990, the Seabulk America is the only vessel in the U.S. domestic trade capable of carrying large cargoes of acid, as a result of its large high-grade alloy stainless steel tanks, and the only such vessel strengthened to carry relatively heavy cargoes such as phosphoric and other acids. The Seabulk America's stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating. The Seabulk America was one of the first U.S.-flag carriers to be equipped with state-of-the-art integrated navigation, cargo control monitoring, and automated engine room equipment.

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

         The Company markets the five chemical carriers through its wholly owned subsidiary Ocean Specialty Tankers Corporation ("OSTC"). The total capacity of the five carriers represents approximately 47% of the capacity of the domestic specialty chemical carrier fleet, and four of the chemical carriers are among the last independently owned carriers scheduled to be retired under OPA 90.

         OSTC books cargoes either on a spot (movement-by-movement) or time basis. Approximately 75% of contracts for cargo are committed on a 12- to 30-month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton. The HMI Dynachem and HMI Astrachem are currently chartered to major oil companies under charters that expire in August 1998 and November 1998, respectively. Upon the expiration of these charters, the Company intends to enter into new contracts of affreightment or time charters to market those vessels. OSTC is often able to generate additional revenues by chartering cargo space on competitors' vessels and by expanding the carriers' backhaul (return voyage) opportunities.

   Petroleum Product Transportation.

         Seabulk Challenger. The Company's 320,000-barrel, 39,300 dwt CATUG(R) ITB Seabulk Challenger is engaged in the transportation of fuel and other petroleum products from refineries in Texas and Louisiana to tank farms and industrial sites primarily in Port Everglades and Tampa, Florida. Delivered in 1975, the Seabulk Challenger has six cargo segregations and was the first CATUG(R) ITB constructed in the world. Like the Seabulk Magnachem, it enjoys certain manning and other advantages over conventional tank vessels. In 1989 and 1991, the vessel had extensive steel renewals and tank recoatings. In addition, in 1991 the vessel was outfitted with an inert-gas system at the expense of the charterer.

         The Seabulk Challenger has been under continuous contract to Shell Oil Company ("Shell") since its delivery in 1975 and to date has performed over 690 voyages for Shell. In January 1990, Shell renewed the charter for a ten-year period ending in January 2000. Under the charter, the Company is responsible for operating costs such as crew, maintenance, and insurance, and Shell pays for voyage costs such as fuel and port charges. The charter hire rate is adjusted annually for inflation. The charter may be canceled by Shell in July 1998 upon payment of a percentage of the charter hire due over the remaining term of the charter. Shell has in the past repeatedly renewed its charter of the Seabulk Challenger, and continues to fully utilize the vessel. Because the termination penalties are substantial, and Shell has provided significant capital enhancement to the vessel, the Company believes that Shell will continue to charter the vessel until January 2000, although there can be no assurance that it will do so. The operating lease under which the Company holds the Seabulk Challenger will not extend beyond January 2000.

         Recent Acquisition. In March 1998, the Company completed the acquisition of the 36,600 dwt petroleum product carrier Willamette and the 32,200 dwt petroleum product carrier Concho. The Company expects to operate the vessels under a contract of affreightment with an oil company expiring in December 1999. Pursuant to OPA 90, the Willamette and the Concho cannot be utilized to transport petroleum and petroleum products in U.S. commerce after 2008 and 2000, respectively. Although the seller of the Concho applied to the U.S. Coast Guard to extend its retirement date by reducing its gross registered tonnage and cargo capacity, the Company has not determined whether it will pursue that application.

         Sun State. In September 1994, the Company acquired the marine assets of Sun State Marine, Inc. ("Sun State"). Sun State currently owns and operates an energy transportation fleet of ten towboats and 16 fuel barges, all of which are engaged in fuel transportation along the Atlantic intracoastal waterway and in the St. Johns River in Florida. Sun State has been in operation for over 50 years, and the Company continues to operate it as a wholly owned subsidiary, Sun State Marine Services, Inc.

         A majority of Sun State's revenue for the year ended December 31, 1995 and 1996 was derived from a fuel transportation contract with Florida Power & Light Company ("FPL"). The remainder of its revenue was derived from a fuel transportation contract with another customer and its marine maintenance, repair, and drydocking facility. Under its contract with FPL, which has a term extending to September 1998, Sun State has agreed to transport fuel oil from Port Canaveral and Jacksonville to certain FPL electric power generating facilities at specified rates (a combination of per diem and variable rates based upon barrels transported) with an escalation provision. The FPL contract has a specified guaranteed minimum utilization provision.

         The following table sets forth certain information with respect to the Sun State towboats:

                                                                                     Length       Year Built/
Vessel Name                                                       Horsepower         (feet)         Rebuilt
Sun River City...............................................        1,000             64            1994
Sun Commander................................................        1,000             61          1968/1990
Sun Chief....................................................        1,000             64          1971/1990
Sun Merchant.................................................        1,000             65          1966/1994
Sun Trader...................................................         850              56          1972/1980
Sun St. Johns................................................         850              58          1961/1990
Sun Explorer.................................................         800              57            1980
Sun Gypsy....................................................         800              53          1976/1992
Sun Rebel....................................................         800              60          1957/1991
Sun Venture..................................................         800              66          1956/1986

         The following table sets forth certain information with respect to the Sun State barges:


                                                                     Barge           Length       Year Built/
Vessel Name                                                        Capacity          (feet)         Rebuilt
Sun State No. 1..............................................     25,684 bbls          290         1952/1994
Sun State No. 3..............................................     25,974 bbls          290         1962/1986
Sun State No. 4..............................................     25,974 bbls          290         1962/1984
Sun State No. 6..............................................     21,408 bbls          264         1950/1982
Sun State No. 7..............................................     20,700 bbls          264         1967/1990
Sun State No. 8..............................................     23,000 bbls          272           1970
Sun State No. 9..............................................     23,000 bbls          272           1970
Sun State 501................................................     4,880 bbls           126           1966
Sun State 701................................................     7,000 bbls           175           1942
Sun State 902................................................     9,500 bbls           195           1947
Sun State 1101...............................................     11,277 bbls          200           1963
Sun State 1102...............................................     12,000 bbls          200           1997
Sun State 2501...............................................     25,420 bbls          298           1973
Sun State 2701...............................................     28,780 bbls          298           1975
Sun State 2702...............................................     27,683 bbls          298           1973
Sun State 2703...............................................     28,780 bbls          298           1974

         OPA 90 requires all single-hull barges, including the Sun State barges, to discontinue transporting fuel and other petroleum products in 2015. The Company has recently constructed one double-hull barge at a cost of $1.0 million and has purchased an additional four double-hull barges for an aggregate of $2.4 million. These four barges are currently being refurbished for an aggregate cost of approximately $2.6 million.

         New Product Carriers. The Company has an 0.8% equity interest in four 45,300 dwt double-hull product carriers, currently under construction by Newport News Shipbuilding, intended to serve the market now served by single-hull product carriers whose retirement is mandated by OPA 90. The vessels, the operations of which will be managed by the Company, will operate in the U.S. domestic trade under long- or short-term charters, depending upon market conditions. The Company is also serving as the construction supervisor during the construction period. Two of the vessels are currently scheduled for delivery during the fourth quarter of 1998, with the remaining two to follow during the first and second quarters of 1999.

         The aggregate cost of the four carriers is estimated at $200.0 million, of which a substantial portion is being financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. Until its restructuring in March 1998, the project consisted of five product carriers, and the Company had a conditional option to acquire an additional 49.2% interest in the vessels. As a result of the restructuring, the Company has agreed to acquire an additional 25.0% interest in the vessels, at an estimated cost of $12.0 million, and has an exclusive option to acquire the remaining 74.2% interest from the shipbuilder at an estimated cost of $27.4 million.

   Other Services

         Through its Sun State subsidiary, the Company owns a small marine maintenance, repair, and drydocking facility in Green Cove Springs, Florida, which is engaged principally in the maintenance of tugs and barges, offshore support vessels, and other small vessels. The lease for the facility, including options, expires in 2005. The towboat Sun River City and the barge Sun State 1102 were constructed in the Green Cove Springs facility. This facility is capable of drydocking vessels up to 300 feet in length for repair and can make dockside repairs on vessels up to 320 feet in length. Since October 1994, the Green Cove Springs facility has been utilized to overhaul or rebuild a number of the Company's harbor tugs and offshore energy support vessels. The facility (originally a U.S. government naval repair and operations station) has covered steel fabrication facilities, workshops, and office spaces adjacent to a 1,840-foot finger pier and mooring basins, where the facility's three floating drydocks are located. The drydocks are 60, 80, and 108 feet in length, and are capable of lifting 350, 200, and 500 tons, respectively. The 60 and 108 foot drydocks are capable of being joined together for lifting a vessel or barge with a nominal capacity of 1,175 long tons.

   Customers and Charter Terms

         The Company offers its offshore energy support services primarily to oil companies and large drilling companies. Consistent with industry practice, the Company's U.S. Gulf of Mexico operations are conducted primarily in the "term" market pursuant to short-term (less than six months) charters at varying day rates. Generally, such short-term charters can be terminated by either the Company or its customer upon notice of five days or less. Charters in the international markets served by the Company have terms ranging from a few days to several years.

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

         The primary purchasers of chemical transportation services are chemical and oil companies. The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. Both services are generally contracted for on the basis of short- or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. Shell is the Company's largest single customer and the long-term charterer of the Seabulk Challenger. In addition, Chevron Corporation is a purchaser of the Company's offshore energy support and chemical transportation services, FPL is a purchaser of the Company's petroleum product transportation services and each of Phillips Petroleum Company and Amoco Corporation currently charters one of the Company's chemical carriers.

Competition

         The Company operates in a highly competitive environment in all its operations. The principal competitive factors in each of the markets in which the Company operates are suitability of equipment, personnel, price, service, and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended use (both of which determine the suitability of vessel type), complexity of maintaining logistical support, and the cost of transferring equipment from one market to another. The Company's vessels that provide chemical and petroleum products transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment, and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, the Company's vessels compete not only with other providers of tug services, but with the providers of tug services in nearby ports. Many of the companies with which the Company competes have substantially greater financial and other resources than the Company. Additional competitors may enter the Company's markets in the future. Moreover, should U.S. coastwise laws be repealed, foreign-built, foreign-manned, and foreign-owned vessels could be eligible to compete with the Company's vessels.

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

         Under OPA 90, with certain limited exceptions, all newly built or converted tankers operating in United States waters must be built with double hulls, and existing single-hull vessels must be phased out at some point, depending upon their size, age and place of discharge, between 1995 and 2015 unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, the Company's chemical carriers and its petroleum product carrier will be required to cease transporting petroleum products over the next 17 years, and its fuel barges will cease transporting fuel in 2015.

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

         Clean Air Regulations. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1990, requires the Environmental Protection Agency to promulgate standards applicable to the emission of volatile organic compounds and other air pollutants. These standards are designed to reduce hydrocarbon emissions released in the atmosphere and are implemented by the states through State Implementation Plans for areas that are not in compliance with those standards. The Company's vessels are subject to vapor control and recovery requirements when loading petroleum cargoes in Louisiana and when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports in Texas. The Company's chemical and petroleum product carriers are equipped with vapor control systems that satisfy these states' requirements. The fuel barges are not equipped with, and are not operated in areas that require, such systems.

         Coastwise Laws. A substantial portion of the Company's operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (principally, the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor in U.S. territorial waters) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, a corporation is deemed a citizen for these purposes so long as (i) it is organized under the laws of the U.S. or a state thereof, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and (iv) 75% of the interest and voting power in the corporation are held by citizens. Because the Company would lose its privilege of operating its vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25% of the Company's outstanding capital stock, the Company's Articles of Incorporation contain restrictions concerning foreign ownership of its stock. There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although the Company believes that it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify the Jones Act or repeal it. Such changes could have a material adverse effect on the Company's operations and financial condition.

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

         Vessel Condition. The Company's chemical and petroleum products carriers, offshore energy support vessels, seven of its tugs, and the fuel barges are subject to periodic inspection and survey by, and dry-docking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping, a marine classification society whose periodic certification as to the construction and maintenance of certain vessels is required in order to maintain insurance coverage. All of the Company's vessels requiring certification to maintain insurance coverage are certified.

         Oil Tanker Escort Requirements. Implementation of oil tanker escort requirements of OPA 90 and pending state legislation are expected to introduce certain performance or engineering standards on tugs to be employed as tanker escorts. The Company believes its tractor tugs will be able to comply with any existing or currently anticipated requirements for escort tugs. Adoption of such new standards could require modification or refitting of the tugs currently operated by the Company to the extent such tugs are employed as tanker escorts. The Company does not anticipate OPA 90 or state requirements to require modification of tugs, such as the Company's, involved in harbor tug operations.

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

         International Laws and Regulations. The Company's vessels that operate internationally are subject to various international conventions, including certain safety, environmental, and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution of the Sea, 1973, 1979 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1974, 1978, and 1981/1983 Protocol, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers. These regulations govern oil spills and other matters of environmental protection, worker health, and safety and the manning, construction, and operation of vessels. The Company believes that it presently is in material compliance with the international environmental laws and regulations to which the Company's operations are subject. In addition, the countries under which the vessels are flagged require certain periodic inspections and drydock examinations. Generally, surveys and inspections are performed by internationally recognized classification societies. Most of the vessels that operate internationally are flagged in the Marshall Islands. The Company is not a party to any pending environmental litigation or other proceeding, and is unaware of any threatened environmental litigation or proceeding which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company. However, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in offshore energy support operations. There can be no assurance that significant costs, liabilities, and penalties will not be incurred by or imposed on the Company in the future.

Insurance

         The Company's marine transportation services operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo or rendering services in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees, pollution, and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance policies in amounts that approximate fair market value. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through the Company's participation in the Steamship Mutual Underwriting Association (Bermuda Limited), a mutual insurance association under which the coverage against such hazards is currently unlimited for each incident except in the case of pollution, which is limited to $700 million (the maximum amount available) for each incident involving the Company's chemical and petroleum products carriers and $500 million with respect to its other vessels. Because it maintains mutual insurance, the Company is subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance and to premium increases based on prior loss experience.

Employees

         As of March 15, 1998, the Company had approximately 3,104 employees. Management considers relations with employees to be satisfactory. The Seabulk America, Seabulk Challenger, and Seabulk Magnachem are manned by approximately 108 officers and crew who are subject to two collective bargaining arrangements. In addition, the HMI Dynachem, HMI Petrochem, HMI Astrachem, HMI Defender, and the seven harbor tugs acquired in March 1998 are manned by approximately 175 members of national maritime labor unions pursuant to an agreement between the Company and a third party employer.

Item 2.  Properties

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease that expires in 2009. In addition, the Company leases facilities in Houston, Texas, Lafayette and Amelia, Louisiana, Mobile, Alabama, Tampa, Port Canaveral, and Green Cove Springs, Florida, Sharjah, Dubai, Abu Dhabi, Brunei, Yemen, Karachi, Qatar, Saudi Arabia, Kuwait, Singapore, and Thailand to support its operations. The Company expects to lease facilities in various locations in West Africa to support its offshore operations.

Item 3.  Legal Proceedings

         The Seabulk America was completed in 1990 by combining the stern portion of the wrecked oil tanker Fuji with the forebody of the chemical barge portion of the former integrated tug/barge Oxy Producer/Oxy 4102. In Norfolk Shipbuilding and Dry Dock Corporation v. Seabulk Transmarine Partnership, Ltd., pending in the U.S. District Court for the Eastern District of Louisiana (Civil Action No. 93-1312), one of the shipyards that contracted to complete the Seabulk America for the Company is seeking to recover from the Company approximately $6.1 million for alleged additions and changes to the contract work and costs of alleged delay and disruption, in addition to $2.4 million of the $5.9 million contract price that the Company has withheld. In addition, the shipyard is seeking legal fees and expenses. The Company has asserted counterclaims aggregating $5.6 million for contract deletions, unfinished and defective work, and liquidated damages for late delivery. In 1993, when this suit was filed, the Company obtained a $5.6 million letter of credit in order to furnish a bond required to obtain the release of the Seabulk America, which had been arrested pursuant to customary procedures in litigation involving vessels. The suit, which involves numerous complex factual issues, is currently in the trial stage. While the Company believes that the plaintiff's claims are without merit and that its counterclaims are meritorious, there can be no assurance that the ultimate resolution of the suit will not require some payment by the Company in addition to the $3.6 million previously paid.

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 4a.  Executive Officers

         The executive officers of the Company are:

Name                                                Age                   Current Positions
J. Erik Hvide....................................   49      President and Chief Executive Officer
John H. Blankley.................................   50      Executive Vice President and Chief
                                                             Financial Officer
Eugene F. Sweeney................................   55      Executive Vice President--Operations
Andrew W. Brauninger.............................   51      Senior Vice President--Offshore Division and
                                                            President--Seabulk Offshore, Ltd
Walter S. Zorkers................................   51      Senior Vice President--Corporate Development
Leo T. Carey.....................................   46      Vice President--Ship Management
Arthur T. Denning................................   43      Vice President--Engineering
William R. Ludt..................................   50      Vice President--Inland Services Division
                                                              and President--Sun State Marine Services, Inc.
John J. O'Connell, Jr............................   54      Vice President--Corporate Communications
Robert A. Santos.................................   66      Vice President--Offshore and Harbor
                                                             Towing Operations
Christopher D. Strong............................   39      Vice President--Finance, Treasurer and Assistant
                                                              Secretary
L.  Stephen Willrich.............................   45      Vice President and President--Ocean Specialty
                                                              Tankers Corporation

     Mr. Hvide has been the Company's President and Chief Executive Officer since January 1991. From 1981 until 1991, Mr. Hvide was President and Chief Operating Officer of the Company. He has been employed by the Company in various capacities since 1970 and became Vice President in 1973. He is also a director of the American Waterways Operators, a participant on the Transportation Committee of the American Petroleum Institute, a member of the American Bureau of Shipping, a past Chairman of the Board of the American Institute of Merchant Shipping, a past appointee to the U.S. Coast Guard's Towing Safety Advisory Committee, and a director of Seal Holdings Corporation. Mr. Hvide is the son of Hans J. Hvide, the founder of the Company.

         Mr. Blankley has been Executive Vice President--Chief Financial Officer since September 1995. He previously served as a director and Chief Financial Officer of Harris Chemical Group Inc., a chemical manufacturing company, from April 1993 to August 1994. Mr. Blankley is the owner of Seafirst Capital, a ship finance consulting business he founded in 1994. He served as Executive Vice President--Finance and Chief Financial Officer of Stolt-Nielsen, Inc., a publicly traded international operator of specialty chemical tankers, from 1985 to 1991. From 1983 until 1985, Mr. Blankley was a director, Senior Vice President, and Chief Financial Officer of BP North America Inc. Mr. Blankley is also a director of MC Shipping, a publicly traded operator of multi-purpose gas and petroleum product carriers and container feeder vessels.

     Mr. Sweeney has been Executive  Vice  President--Operations  of the Company since September 1994. He was Senior Vice President--Operations of the Company from 1991 to September 1994. He joined the Company in 1981 as Vice
President--Ship Management. Prior to joining the Company, Mr. Sweeney was employed for 17 years by Texaco, Inc., where he served in seagoing and shore management positions, including operations manager of Texaco's U.S. tanker fleet. Mr. Sweeney is on the board of directors of the Chamber of Shipping of America and is a member of the American Bureau of Shipping.

         Mr. Brauninger has been Senior Vice President--Offshore Division since August 1997. He was Vice President--Offshore Division since March 1990 until July 1997 and the President of Seabulk Offshore, Ltd., the Company's offshore energy support services subsidiary, since September 1994. He was Vice President of Offshore Operations from May 1990 to September 1994 and Vice President--Development from 1989 to 1990. From 1987 to 1989, Mr. Brauninger was President of OMI Offshore Services, Inc., an operator of offshore service vessels. Previously, he was employed by Sabine Towing and Transportation Company, where he held a variety of posts including Vice President--Harbor Division.

         Mr. Zorkers has been Senior Vice President--Corporate Development since April 1997. Prior to joining the Company, Mr. Zorkers was the principal of Commonwealth Management Group, a management consulting firm. From 1993 to 1995 he served as Executive Vice President of Boston Pacific Medical, Inc., a manufacturer of disposable medical products, and from 1991 to 1993 he was a Senior Vice President of Metcalf & Eddy, Inc., an environmental engineering and consulting firm.

         Mr. Carey has been Vice President--Ship Management since November 1996. He previously served as Director of Operations for the Company's fleet of chemical and petroleum product carriers. He joined the Company in 1981 as Superintendent Engineer. Prior to that, he served with El Paso Marine Co. as a deck officer and maintenance manager.

         Mr. Denning has been Vice President--Engineering since August 1997. He previously served as Director of Engineering of the Company from November 1994 to July 1997, and as Superintendent Engineering from September 1986 to October 1994.

         Mr. Ludt has been Vice President--Inland Services Division since January 1995 and the President of Sun State Marine Services, Inc., the Company's energy tug and barge subsidiary, since September 1994. He was Director--Fleet Operations of the Company from 1982 to September 1994. Since joining the Company in 1979, he has also served as Fleet Manager and Port Engineer. He served as President of the Chemical Carriers Association from 1989 to 1990 and as Vice President of that association from 1990 to 1992. Mr. Ludt has also served on various working groups within the U.S. Coast Guard's Chemical Transportation Advisory Committee concerning issues such as vapor control and marine occupational safety and health. Mr. Ludt holds a dual license as a Third Mate and Third Assistant Engineer, Steam and Motor Vessels.

     Mr. O'Connell has been Vice President--Corporate Communications since August 1996, when he joined the Company. From September 1995 to August 1996 he was an independent consultant. Previously, he served in a variety of management positions with W. R. Grace & Co. for 20 years, most recently as Director of Public Affairs. Mr. O'Connell was a member of the President's Private Sector Survey on Cost Control in the Federal Government from 1982 to 1984.

         Mr. Santos has been Vice President--Towing Operations of the Company since 1983. Mr. Santos joined the Company as its Towing Operations Manager in 1962. He has served as a Commissioner of Florida's Board of Pilot Commissioners, Chairman of the Escort Vessel Subcommittee of the American Waterways Operators and as a member of various marine-related trade associations and boards.

         Mr. Strong has been Assistant Secretary of the Company since February 1998, Vice President--Finance since August 1997, Treasurer since November 1996 and Director of Finance since joining the Company in December 1994. From January 1990 to December 1994, he was Treasurer of the Port Everglades Authority. From 1986 to 1989, he served in several management positions with Kislak Mortgage Corporation and Kislak National Bank including Vice President--Finance and Investment Officer. Mr. Strong previously served as an officer in the U.S. Navy.

         Mr. Willrich has been Vice President of the Company and President of Ocean Specialty Tankers Corporation since March 1998. He was Senior Vice President of Ocean Specialty Tankers Corporation from August 1996. He was Vice President of Chartering of Ocean Specialty Tankers Corporation from January 1986 to August 1996. Prior to joining the Company Mr. Willrich was employed in various capacities by Diamond Shamrock Chemical Company from 1975 to 1982.

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

                                                           High           Low
1996
   Third Quarter (commencing August 9)..............   $    13 7/8      $ 11
   Fourth Quarter...................................        24 1/4        12 7/8
1997
   First Quarter....................................        28 3/4        18 1/4
   Second Quarter...................................        25 3/4        14 7/8
   Third Quarter....................................        36 1/2        22
   Fourth Quarter...................................        36 3/4        20 3/4
1998
   First Quarter (through March 27).................        25 3/4        16 5/8

         The Company has not paid any cash dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions, and other factors. In addition, the Company's ability to pay dividends or make distributions to its stockholders is also restricted by the terms of the Credit Facility. As of March 16, 1998, there were 116 holders of record of Class A Common Stock and 7 holders of record of Class B Common Stock.

Item 6.  Selected Financial Data

          The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                              Year Ended December 31
                                                               1993         1994        1995        1996         1997
                                                                      (In thousands, except per share data)
Consolidated Statement of Operations Data:
   Revenue ..............................................   $  41,527   $  49,792   $  70,562    $ 109,356   $   210,257
                                                            ---------   ---------    ---------   ---------    ----------
   Operating expenses ...................................      24,032      29,873      40,664       63,777       110,283
   Overhead expenses ....................................       6,176       9,581      12,518       14,979        24,791
   Depreciation and amortization ........................       4,735       4,500       6,308        9,830        19,850
                                                            ---------   ---------    ---------   ---------    ----------
   Income from operations ...............................       6,584       5,838      11,072       20,770        55,333
   Interest expense, net ................................       3,412       5,302      11,460       11,631         7,024
   Other income (expense) ...............................         519          11          26          437        (3,704)
                                                            ---------   ---------    ---------   ---------    ----------
   Income (loss) before provision for (benefit
     from) income taxes, extraordinary item
     and cumulative effect of a change in
     accounting principle ...............................       3,691         547        (362)       9,576        44,605
   Provision for (benefit from) income
     taxes ..............................................       1,873         189          (2)       3,543        16,950
                                                            ---------   ---------    ---------   ---------    ----------
   Income (loss) before extraordinary item
     and cumulative effect of a change in
     accounting principle ...............................       1,818         358        (360)       6,033        27,655
   Loss on extinguishment of debt, net(1) ...............        --          --          --          8,108         2,132
   Cumulative effect of a change in
     accounting principle ...............................       1,491        --          --           --          --
                                                            ---------   ---------    ---------   ---------    ----------
   Net income (loss) ....................................   $   3,309   $     358   $    (360)   $  (2,075)   $   25,523
                                                            =========   =========   =========    =========    ==========
Earnings (loss) per common share(2):
     Income (loss) before extraordinary
       item and cumulative effect of a
       change in accounting principle ...................   $    0.26   $    0.03   $   (0.14)   $    1.05    $     1.87
     Net income (loss)(3) ...............................   $    0.50   $    0.03   $   (0.14)   $   (0.36)   $     1.73
                                                            =========   =========   =========    =========    ==========
     Weighted average number of common
       shares and common share equivalents
       outstanding ......................................       6,268       5,302       2,535        5,763        14,785
                                                            =========   =========    =========   =========    ==========
Earnings (loss) per common share--assuming
 dilution(2):
     Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle(3) ..........................   $    0.26   $    0.03   $   (0.14)   $    0.99    $     1.75
     Net income (loss)(3) ...............................   $    0.50   $    0.03   $   (0.14)   $   (0.24)   $     1.63
                                                            =========   =========   =========    =========    ==========
     Weighted average number of shares
       and common share equivalents
       outstanding(4) ...................................       6,268       5,302       2,535        6,590        17,120
                                                            =========   =========    =========   =========    ==========
Other Financial Data:
     EBITDA(5) ..........................................   $  11,319   $  10,338   $  17,380    $  30,600   $  75,183


                                                                           Year Ended December 31
                                                            ------------------------------------------------------
                                                              1993       1994       1995        1996       1997
                                                                               (In thousands)
Net Cash Provided by (used in):
   Operating activities...................................  $   6,956  $  2,858   $  3,948   $ 22,584   $  40,042
   Investing activities...................................     (2,247)  (39,815)   (8,066)    (84,354)   (261,343)
   Financing activities...................................     (6,158)   41,249        805     68,337     226,636


                                                                               At December 31
                                                            ------------------------------------------------------
                                                              1993       1994       1995        1996       1997
                                                                               (In thousands)
Balance Sheet Data:
   Working capital (deficit).............................   $   2,640  $  7,793   $  4,315   $ (8,704)  $  25,790
   Total assets..........................................      82,373   135,471    143,683    273,473     604,561
   Total long-term obligations...........................      47,485    98,981    100,766    124,454     217,217
   Total debt............................................      51,273   104,281    109,051    141,464     197,547
   Convertible preferred securities of a subsidiary
     trust...............................................          --        --         --         --     115,000
   Stockholders' and minority partners'
     equity..............................................      19,926    14,903     13,999    101,989     227,282

(1) Reflects the loss on the extinguishment of debt, net of applicable income taxes of $1,474,000 and $1,252,000 for 1996 and 1997, respectively.

(2) Statement of Financial Accounting Standards No. 128, adopted by the Company, requires the presentation of basic and diluted earnings per share and replaces the prior presentation of primary and fully diluted earnings per share. Earnings per share is calculated on the basis of weighted average outstanding common shares, after giving effect to preferred stock dividends. Earnings per share assuming dilution is computed on the basis of weighted average outstanding common shares, outstanding options that are dilutive, and equivalent shares assuming conversion of outstanding convertible securities, where dilutive.

(3) For the purposes of calculating earnings per share for the years 1993, and 1994, historical income available to common stockholders has been reduced for dividends on Class A Preferred Stock of $203,000, and $222,000, respectively. The Class A Preferred Stock was redeemed on September 30, 1994.

(4) For the years 1993 and 1994, the weighted average number of common shares and common share equivalents assumes the conversion of the Class B Preferred Stock into shares of Common Stock. The Class B Preferred Stock was redeemed on September 30, 1994. For the year ended 1994 shares outstanding assuming dilution reflects the assumed conversion of a portion of the Junior Notes into shares of Common Stock. The Junior Notes were issued in September 1994 and converted into shares of Common Stock in September 1996.

(5) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not required by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated historical financial statements, and the related notes thereto included elsewhere in this Offering Memorandum.

Area of Operations Overview

         The financial information presented below represents historical results by major areas of operations. The historical financial data presented below should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Offering Memorandum.


                                                                                     Year Ended December 31,
                                                                                  1995        1996        1997
                                                                                            (In thousands)
Revenue:
Marine support services:
    Offshore energy support..................................................   $ 23,217    $ 43,715    $  111,385
    Offshore and harbor towing...............................................     12,582      13,950        20,424
                                                                                --------    --------    ----------
                                                                                  35,799      57,665       131,809
Marine transportation services:
  Chemical transportation....................................................     18,632      32,759        60,419
  Petroleum product transportation...........................................     16,131      18,932        18,029
                                                                                --------    --------    ----------
                                                                                  34,763      51,691        78,448
                                                                                --------    --------    ----------
      Total revenue..........................................................     70,562     109,356       210,257
                                                                                --------    --------    ----------
Operating expenses:
  Marine support services:
    Offshore energy support..................................................     13,335      25,525        45,322
    Offshore and harbor towing...............................................      6,001       7,480        12,296
                                                                                --------    --------    ----------
                                                                                  19,336      30,005        57,618
Marine transportation services:
  Chemical transportation....................................................     11,105      20,976        40,732
  Petroleum product transportation...........................................     10,223      12,796        11,933
                                                                                --------    --------    ----------
                                                                                  21,328      33,772        52,665
                                                                                --------    --------    ----------
      Total operating expenses...............................................     40,664      63,777       110,283
                                                                                --------    --------    ----------
Direct overhead expenses:
  Marine support services:
    Offshore energy support..................................................      2,182       2,558         5,866
    Offshore and harbor towing...............................................      1,111       1,364         2,361
                                                                                --------    --------    ----------
                                                                                   3,293       3,922         8,227
Marine transportation services:
  Chemical transportation....................................................      1,433       2,574         4,508
  Petroleum product transportation...........................................        738         920         1,231
                                                                                --------    --------    ----------
                                                                                   2,171       3,494         5,739
                                                                                --------    --------    ----------
      Total direct overhead..................................................   $  5,464    $  7,416    $   13,966
                                                                                ========    ========    ==========
  Fleet EBITDA(1):
  Marine support services:
    Offshore energy support..................................................      7,700      18,632        60,197
    Offshore and harbor towing...............................................      5,470       5,106         5,767
                                                                                --------    --------    ----------
                                                                                  13,170      23,738        65,964
Marine transportation services:
  Chemical transportation....................................................      6,094       9,209        15,179
  Petroleum product transportation...........................................      5,170       5,216         4,865
                                                                                --------     -------    ----------
                                                                                  11,264      14,425        20,044
                                                                                --------    --------    ----------
      Total fleet EBITDA(1)..................................................     24,434      38,163        86,008
Corporate overhead expenses..................................................      7,054       7,563        10,825
                                                                                --------    --------    ----------
EBITDA(1)....................................................................     17,380      30,600        75,183
  Depreciation and amortization expenses.....................................      6,308       9,830        19,850
                                                                                --------    --------    ----------
Income from operations.......................................................   $ 11,072    $ 20,770    $   55,333
                                                                                ========    ========    ==========


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

Historical Growth

         Since December 31, 1994, when the Company's fleet consisted of 66 vessels, the Company has completed the acquisition of 203 vessels at an aggregate cost of approximately $694.1 million, including 109 vessels that will have been acquired between October 1, 1997 and March 16, 1998 at an aggregate cost of $462.3 million. Of the 203 vessels, 168 are offshore energy support vessels and the balance are employed in the Company's offshore and harbor towing operations and marine transportation services. The Company believes the increased size of its vessel fleet will enable it to take further advantage of the strong worldwide demand for marine support and transportation services.

Revenue Overview

  Marine Support Services

         Revenue derived from vessels providing marine support services is attributable to the Company's offshore energy support fleet and its offshore and harbor towing operations.

         Offshore Energy Support. Revenue derived from the Company's offshore energy support services is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling, production, and construction activities. Levels of offshore drilling, production, and construction have increased over the past several years as a result of fundamental changes in the energy industry, including: (i) favorable oil and gas prices, (ii) significant improvement in the financial condition of many oil and gas companies in recent years, (iii) increased worldwide demand for hydrocarbons, (iv) the potential for relatively large oil and gas discoveries in various offshore areas, particularly previously unexplored deepwater areas, (v) the opening of new offshore areas for foreign investment, including areas offshore Brazil, China, and West Africa, and (vi) royalty relief granted by the U.S. government for oil and gas produced from wells drilled in newly acquired deepwater blocks in the U.S. Gulf of Mexico. These higher overall activity levels have led to increased demand for the Company's offshore energy support services and higher overall vessel day rates in the U.S. Gulf of Mexico. Day rates offshore West Africa are at levels approaching those in the U.S. Gulf of Mexico. Day rates in the Arabian Gulf and offshore Southeast Asia, which the Company believes have been among the lowest in the world, have also been gradually increasing as a result of increases in exploration and production activity in these areas. Contracts for the utilization of offshore service vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, the operations of companies engaged in the offshore energy service market are particularly sensitive to changes in market demand.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.



                                                                                               1995
                                                                                ----------------------------------
                                                                                   Q1      Q2       Q3       Q4
Number of supply boats at end of period.....................................         10       10       10       10
Average supply boat day rates(1)............................................    $ 2,886  $ 2,843  $ 3,113  $ 3,244
Average supply boat utilization(2)..........................................         71%      76%      84%      93%
Number of crew boats at end of period(3)(4).................................         26       26       26       26
Average crew boat day rates(1)(3)...........................................    $ 1,444  $ 1,412  $ 1,422  $ 1,458
Average crew boat utilization(2)(3).........................................         79%      81%      90%      91%


                                                          1996                               1997
                                           ---------------------------------  -----------------------------------
                                              Q1       Q2        Q3        Q4      Q1       Q2      Q3       Q4
Number of supply boats at end of period..       10       11        16       18       19       21       25       26
Average supply boat day rates(1).........  $ 3,468  $ 4,095   $ 5,034  $ 5,776  $ 6,478  $ 7,176  $ 7,636  $ 8,032
Average supply boat utilization(2).......       92%     100%       97%      90%      87%      90%      91%      93%
Number of crew boats
    at end of period(3)(4)...............       35       35        36       36       39       39       39       39
Average crew boat day rates(1)(3)........  $ 1,469  $ 1,466   $ 1,528  $ 1,531  $ 1,777  $ 1,940  $ 2,119  $ 2,294
Average crew boat utilization(2)(3)......      89%       93%       96%      96%      95%      93%      95%      93%

(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(3)      Excludes utility boats.
(4)      The Company first began operating crew boats in July 1994.

         Offshore and Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port. The Company generally has maintained five tugs in Port Everglades, three tugs in Port Canaveral, three tugs in Mobile, and 11 tugs in Tampa, with five additional tugs available to provide offshore towing services.

         The following table summarizes certain operating information for the Company's tugs.

                                                                                     Year Ended December 31,
                                                                                  1995        1996       1997(1)
Number of tugs at end of period..............................................         11          16          16
Total ship docking tug jobs..................................................      9,233       9,034       9,353
Total offshore and harbor towing revenue (in thousands)......................  $  12,582    $ 13,950    $ 17,399

(1)      Does not include 14 tugs acquired by the Company on October 16, 1997.

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

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. In the fourth quarter of 1997, the charter rate was renegotiated and reduced by approximately 6% to reflect the lower current market rate. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with FPL and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization.

         The following table sets forth the average time charter equivalents for the Company's chemical and product carriers, including the OMI Chemical Carriers as if such vessels were owned by the Company during the periods presented.

                                                                                     Year Ended December 31,
                                                                                  1995        1996        1997
Number of vessels............................................................          6           6           6
Time charter equivalents(1)..................................................   $ 25,629    $ 25,276    $ 25,334

(1) Time charter equivalents are calculated by deducting total voyage expenses from total voyage revenue and dividing the result by the total days per voyage.

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

     The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels, where the item acquired has a useful life of three years or greater. Vessel improvements are capitalized if they extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in a five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the years ended December 31, 1995, 1996, and 1997, the Company drydocked 42, 25, and 42 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $2.0 million, $1.6 million, and $4.5 million, respectively. The Company accounts for its drydocking costs under the deferral method. Under the deferral method, capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See Note 1 of the Company's consolidated financial statements. In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on a useful life ranging from 25 years from the date built for its steel-hull offshore energy support vessels to 30 years from the date built for aluminum-hull vessels, unless extended to give consideration to the condition of vessels at acquisition date and the extent, if any, of significant capital improvements which have been made to such vessels, the lesser of any applicable lease term life or the OPA 90 life for its product and chemical carriers, ten years from the acquisition date for its fuel barges, and 40 years from the date built for its towboats and tugs.

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

Results of Operations

  Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

         Revenue. Revenue increased 92% to $210.3 million for the year ended December 31, 1997 from $109.4 million for the year ended December 31, 1996 primarily due to increased revenue in the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy support operations increased 155% for the year ended December 31, 1997 primarily due to acquisitions and higher day rates resulting from increased offshore exploration and production activity. Utilization of supply boats decreased to 91% for 1997 from 94% for 1996 due to a program of regularly scheduled drydocking, and utilization of crew boats remained constant at 94% for 1997 and 1996. During 1997, average day rates for supply boats owned, operated, or managed by the Company increased 54% from 1996, and average day rates for crew boats owned, operated, or managed by the Company increased 36% from 1996.

         Petroleum product transportation revenue decreased 5% to $18.0 million for the year ended December 31, 1997 from $18.9 million for the year ended December 31, 1996 primarily due to the reduced charter rate on the Seabulk Challenger.

         Chemical transportation revenue increased 84% to $60.4 million for the year ended December 31, 1997 from $32.8 million for the year ended December 31, 1996 primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC.

         Revenue from offshore and harbor towing operations increased 46% to $20.4 million for the year ended December 31, 1997 from $14.0 million for the year ended December 31, 1996 primarily as a result of acquisitions and the redeployment of certain vessels in the offshore towing sector.

         Operating Expenses. Operating expenses increased 73% to $110.3 million for the year ended December 31, 1997 from $63.8 million for the year ended December 31, 1996 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 52% for the year ended December 31, 1997 from 58% for the year ended December 31, 1996.

         Overhead Expenses. Overhead expenses increased 66% to $24.8 million for the year ended December 31, 1997 from $15.0 million for the year ended December 31, 1996 primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 12% for the year ended December 31, 1997 from 14% for the year ended December 31, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 102% to $19.9 million for the year ended December 31, 1997 as compared with $9.8 million for the year ended December 31, 1996 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 166% to $55.3 million, or 26% of revenue, for the year ended December 31, 1997 from $20.8 million, or 19% of revenue, for the year ended December 31, 1996 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 40% to $7.0 million, or 3% of revenue, for the year ended December 31, 1997 from $11.6 million, or 11% of revenue, for the year ended December 31, 1996 primarily as a result of debt retirement.

         Other Income (Expense). Other expenses were ($3.7) million for the year ended December 31, 1997 as compared to other income of $0.4 million for the year ended December 31, 1996 primarily due to dividend payments relating to the trust convertible preferred securities.

         Net Income (Loss). The Company had net income of $25.5 million for the year ended December 31, 1997 as compared to a net loss of ($2.1) million for the year ended December 31, 1996 primarily as a result of the factors noted above.

   Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

         Revenue. Revenue increased 55% to $109.4 million in 1996 from $70.6 million in 1995 primarily due to increased revenue in the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy support operations increased 88% to $43.7 million in 1996 from $23.2 million in 1995 primarily due to acquisitions and greater utilization of supply and crew boats and higher day rates resulting from increased offshore exploration and production activity. During 1996, day rates for supply boats owned, operated, or managed by the Company increased 57% from 1995, and day rates for crew boats owned, operated, or managed by the Company increased 7% from 1995. Utilization of supply boats increased to 94% for 1996 from 81% for 1995, and utilization of crew boats increased to 94% for 1996 from 85% for 1995.

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

         Net Income (Loss). The Company had a net loss of $(2.1) million in 1996 after incurring a net loss of $(0.4) million in 1995 primarily as a result of non-recurring charges of $8.1 million, net of a $1.5 million income tax benefit, related to an early extinguishment of debt in connection with the August 1996 initial public offering.

Seasonality

         The Company has experienced some slight seasonality in its overall operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

Liquidity and Capital Resources

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels, and debt service requirements. The Company's principal sources of cash have been borrowings, cash provided by operating activities, and proceeds from the initial public offering of its Class A Common Stock in August 1996 (the "IPO"), a follow-on offering of Class A Common Stock in February 1997 (the
"Follow-on Offering"), an offering of 6 1/2% trust convertible preferred securities in June 1997 (the "Trust Preferred Offering"), and an offering of 83/8% Senior Notes in February 1998 (the "Senior Note Offering").

         In August 1996, the Company completed the IPO, which resulted in net proceeds to the Company of approximately $76.7 million. Of such net proceeds, approximately $34.7 million was used to fund the $35.5 million cash portion of the $97.5 million aggregate purchase price of three chemical carriers, ten supply boats and one crew boat (the "August 1996 Acquisitions") and approximately $42.0 million was used to repay indebtedness. The balance of the purchase price of the August 1996 Acquisitions was paid by the assumption or incurrence of $62.0 million of debt obligations. In addition, the Company agreed to indemnify certain affiliates of one of the sellers for certain liabilities up to a maximum of $7.0 million.

         In February 1997, the Company completed the Follow-on Offering, which resulted in net proceeds to the Company of approximately $94.3 million. Of such amount, approximately $36.2 million was used to repay outstanding indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was used to fund the purchase of one crew boat in the third quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats which were put into service during the fourth quarter of 1997 and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels being constructed.

         In May 1997, the Company acquired 35 offshore energy support vessels operating primarily in the Arabian Gulf for consideration of $58.7 million, consisting of cash of $49.0 million, a note payable in the amount of $6.0 million, and 141,760 shares of Class A Common Stock valued by the Company at $3.7 million. Of the cash portion of the purchase price, $10.5 million was funded from the Company's available cash and $38.5 million was drawn under the Credit Facility.

         In June 1997, the Company completed the Trust Preferred Offering, which resulted in net proceeds to the Company of approximately $111.6 million. Of that amount, approximately $94.2 million was used to repay amounts outstanding under its bank credit facility and $6.0 million was used to repay the $6.0 million note issued in the May 1997 GMMOS acquisition. The remaining $11.4 million was used for general corporate purposes.

         In October 1997, the Company completed the acquisition of a fleet of 35 offshore energy support vessels operating primarily in the Arabian Gulf, a topside vessel repair facility, and certain related assets for cash of $36.0 million, which was funded with borrowings under the Company's bank credit facility. In October 1997, the Company also acquired all of the outstanding stock of a harbor towing company that operates a fleet of six tractor tugs and eight conventional harbor tugs, primarily in the port of Tampa, Florida. The aggregate purchase price for the acquisition was $57.6 million, consisting of cash of $37.0 million, which was funded with borrowings under the Company's bank credit facility, and the assumption of approximately $20.6 million of debt, of which $5.5 million was repaid with borrowings under the Company's bank credit facility.

         In December 1997, the Company acquired a fleet of 14 offshore energy support vessels, operating primarily in the Arabian Gulf, and certain related assets for cash of $20.5 million, which was funded with borrowings under the Company's bank credit facility.

         In February 1998, the Company acquired a fleet of 37 offshore energy support vessels, operating primarily offshore West Africa and offshore Southeast Asia. The Company is operating 11 of the vessels pursuant to bareboat charters pending their acquisition pursuant to the exercise of purchase options, which it expects to occur during the second quarter of 1998. Of the $289.7 million purchase price, $271.1 million was funded with borrowings under the Company's bank credit facility and the remainder is payable upon the exercise of the purchase options.

         In February 1998, the Company completed the Senior Note Offering, which resulted in net proceeds to the Company of approximately $291.7 million. Of that amount, $266.7 was used to repay outstanding indebtedness and the balance was available for general corporate purposes.

         In February 1998, the Company entered into an amended and restated revolving credit and term loan agreement (the "Amended Credit Agreement") with Citibank, N.A., as Administrative Agent, and BankBoston, N.A. and BancBoston Securities Inc., as Documentation Agent and Syndication Agent, respectively. The Credit Facility merged the Company's revolving line of credit and term loan under one agreement and requires that aggregate borrowings thereunder be secured with a portion of the Company's assets, primarily vessels and subsidiary stock, initially having an appraised value of approximately $400.0 million. The Credit Facility provides for (i) a $175.0 million revolving credit facility that matures February 12, 2003, and (ii) a $150.0 million term loan that matures
March 31, 2005, and that is payable in 28 equal quarterly installments commencing on June 30, 1998 and ending on the maturity date. Borrowings under the Credit Facility bear interest based on a rate tied to the Eurodollar or the higher of (i) the base rate of the Administrative Agent or (ii) the Federal Funds rate plus 0.5%, at the Company's option, plus a margin based upon the ratio of the Company's consolidated debt to EBITDAR. The effective interest rate under the Credit Facility was 6.625% at March 10, 1998. Pursuant to the Credit Facility, the Company is required to meet certain financial tests and is subject to certain covenants.

         In March 1998, the Company acquired seven harbor tugs, two petroleum product carriers, and a topside repair facility for a purchase price of $31.4 million. The purchase price was funded with borrowings under the Credit Facility and invested proceeds of the Senior Note Offering.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet, and acquisitions. The Company's outstanding indebtedness under the Amended Credit Agreement at March 10, 1998, was $154.0 million. The Company's principal and interest payment obligations for 1998 are estimated to be approximately $63.8 million, and operating lease obligations for 1998 are estimated to be approximately $4.9 million.

         Capital requirements for vessel maintenance and improvements, including scheduled drydockings, were approximately $20.0 million for 1997, and are expected to be approximately $50.0 million for 1998.

         During 1997, the Company constructed one SDM(TM) at a cost of $5.0 million, one double-hull barge at a cost of $1.0 million, and purchased four additional double-hull barges for an aggregate of $2.4 million. These four barges are currently being refurbished for an estimated aggregate cost of $2.6 million and will be deployed in Sun State's operations. The Company has contracted for the construction of two additional SDMs(TM) at an estimated aggregate cost of approximately $10.0 million with delivery expected in 1998. The Company has contracted for the construction of six supply boats for delivery during 1998 and 1999 at an estimated aggregate cost of $54.0 million, one of which was delivered in January 1998. The Company has also agreed to purchase for an estimated aggregate cost of $15.3 million, five newly constructed 152-foot crew boats, scheduled for delivery in 1998 and 1999. The Company has also contracted for the construction of two tugs at an estimated aggregate cost of $9.1 million for delivery in the second quarter of 1998, and the construction of a double-skin barge at an estimated cost of $1.9 million for delivery in 1998. During 1997, the Company formed a joint venture with Aker Marine Contractors, Inc. ("Aker") to construct and operate a 279-foot construction/anchor handling/tug supply vessel. The Company's capital expenditure obligation with respect to such joint venture is currently estimated to be approximately $20.8 million, of which $1.6 million was expended in 1997, and $16.9 million and $2.3 million are expected to be expended in 1998 and 1999, respectively. The Company currently intends to fund the aggregate cost of the SDMs(TM), the crew boats, the supply boats, the barges, the tugs, and the construction/anchor handling tug/supply vessel from available working capital, borrowings under the Credit Facility, lease financing, or a combination of such sources.

         The Company has an 0.8% equity interest in four 45,300 dwt double-hull product carriers that are currently under construction. The aggregate cost of the four carriers is estimated to be $200.0 million, of which a substantial portion is being financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. The Company has agreed to purchase an additional 25.0% interest during the first half of 1998 at an estimated cost of $12.0 million and has an exclusive option to purchase the remaining 74.8% interest at an estimated cost of $27.4 million.

         In May 1997, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's Class A Common Stock. The amount of funds required to repurchase Class A Common Stock will depend upon the actual number of shares repurchased and the market price paid by the Company for those shares. The Company has not repurchased any shares of Class A Common Stock under this authorization.

         The Company believes that the remaining proceeds of the Senior Note Offering, cash generated from operations, and amounts available under the Credit Facility will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources together with the potential future use of debt or equity financing, will allow the Company to pursue its strategy of growth through acquisitions. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

Forward-Looking Information

          The Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in the MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and vessel acquisition and construction are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

Effect of Inflation

          The Company does not consider inflation a significant business risk in the current and foreseeable future although the Company has experienced some cost increases. In some cases, these increases have been offset by charter hire escalation clauses.

Prospective Accounting Changes

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

          Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently presented and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operations.

   Impact of Year 2000

          Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has completed an assessment of their domestic computer systems and is currently completing the installation of a management information system that is year 2000 compliant. The Company is currently assessing the information systems at overseas locations acquired during 1997 and believes it will have to modify or replace portions of its software so that overseas computer systems will function properly with respect to dates in the year 2000 and thereafter. The total expected cost to ensure overseas systems are year 2000 compliant is estimated to range from $3.0 to $3.5 million.

          The overseas project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertanties.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                             Part III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by Item 10 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4a of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.

          The information required by Item 11 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by Item 12 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information required by Item 13 is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                 Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for the Years Ended December 31,
              1995, 1996 and 1997
         Consolidated Statements of Stockholders' Equity for the Years Ended
              December 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31,
              1995, 1996 and 1997
         Notes to Consolidated Financial Statements

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

Exhibit
Number                                                Exhibit

 3.1       Amended  and  Restated  Articles  of  Incorporation.(5)
 3.2       Bylaws of the Company, as amended.(5)
 4.1       Form  of  Class  A  Common  Stock  Certificate (Domestic).(5)
 4.2       Form of Class A Common Stock Certificate  (Foreign).(5)
 4.3       Certificate of Trust of Hvide Capital Trust.(8)
 4.4 Amended and Restated Declaration of Trust, dated as of June 27, 1997, among Hvide Marine Incorporated as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, and J. Erik Hvide, John H. Blankley and Gene Douglas as Administrative Trustees.(8)
 4.5 Indenture for the 6 1/2% Convertible Subordinated Debentures, dated as of June 27, 1997, among Hvide Marine Incorporated and The Bank of New York, as Indenture Trustee.(8)
 4.6       Form of 6 1/2% Preferred Securities.(8)
 4.7       Form of 6 1/2% Convertible Debentures.(8)
 4.8 Preferred Securities Guarantee Agreement, dated as of June 27, 1997, between Hvide Marine Incorporated, as Guarantor, and The Bank of New York, as Guarantee Trustee.(8)
 4.9 Indenture, dated February 19, 1998, among Hvide Marine Incorporated, the Subsidiary Guarantors named therein and the Bank of New York as Trustee.(12)

 4.10 Registration Rights Agreement, dated as of February 19, 1998, among Hvide Marine Incorporated, the Subsidiary Guarantors named therein and Donaldson, Lufkin & Jenrette Securities Corporation and the other Initial Purchasers.(12)
10.1 Non-Compete Agreement, between the Company and Hans J. Hvide, dated September 28, 1994.(2)
10.2       Equity Ownership Plan.(6)
10.3       Stock Option Plan for Directors.(6)
10.4.1     1996 Employee Stock Purchase Plan.(6)
10.4.2     Retirement Plan and Trust. (7)
10.5 Security Agreement, dated December 14, 1973, relating to United States Government Ship Financing Bonds, between The Provident Bank and The United States of America, with respect to Seabulk Challenger/S.T.L. 3901.(1)
10.6* Bareboat Charter, dated as of December 14, 1973, by and between The Provident Bank and Seabulk Tankers, Ltd., with respect to Seabulk Challenger/S.T.L. 3901.(1)
10.7* Time Charter Party, dated as of December 20, 1989, between Seabulk Tankers, Ltd., and Shell Oil Company with respect to Seabulk Challenger/S.T.L. 3901, as amended.(1)
10.8 Security Agreement, dated August 20, 1975, by and among Port Everglades Towing, Inc., Central National Bank of Cleveland and The United States of America, with respect to the Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.9* Bareboat Charter, dated February 24, 1977, by and between Central National Bank of Cleveland and Seabulk Chemical Carriers, Inc., with respect to Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.10 Sub-Bareboat Charter, dated January 16, 1988, between Seabulk Chemical Carriers, Inc., and Hvide Shipping, Incorporated, with respect to Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.12* Tanker Time Charter Party, dated December 15, 1989, between Seabulk Ocean Systems Corporation and Ocean Specialty Tankers Corporation, with respect with to Seabulk Magnachem/S.C.C. 3902, as amended.(1)
10.13* Tanker Time Charter Party, dated December 15, 1989, between Seabulk Transmarine Partnership, Ltd., and Ocean Specialty Tankers Corporation, with respect to Seabulk America.(1)
10.14 Franchise Agreement, dated as of January 8, 1975, by and between Canaveral Port Authority and Port Everglades Towing, Inc.(1)
10.15 Non-Exclusive Franchise Agreement, dated as of March 7, 1991, by and between Port Everglades Authority and Hvide Shipping, Incorporated.(1)
10.16* Contract for Fuel Transportation, dated as of February 18, 1993, by and between Florida Power & Light Company and Sun State Marine, Incorporated.(1)
10.17 Post-Retirement Benefits Agreement between the Company and Hans J. Hvide, dated September 28, 1994.(2)
10.18 Letter of Credit Agreement, dated as of September 29, 1994, between Hvide Shipping, Inc. and Bank of Boston.(2)
10.19 Amended and Restated Credit Agreement dated as of June 21, 1996, by and among Hvide Marine Incorporated, Citibank, N.A., The First National Bank of Boston, BNY Financial Corporation, Hibernia National Bank, and Amsouth Bank of Florida.(5)
10.20      Amended and Restated Credit Agreement dated as of February 3, 1997.
10.21      Amendment No. 2 to Charter of Seabulk Magnachem.(2)
10.22 Form of Recapitalization Agreement among Hvide Corp., Hvide Marine Incorporated, the Junior Subordinated Noteholders, the Senior Subordinated Noteholders, J. Erik Hvide, and certain trusts.(5)

10.23 Form of Registration Rights Agreement by and between Hvide Marine Incorporated and certain shareholders.(5)
10.24      Form of Agreement Among Shareholders among certain shareholders.(5)
10.25 Form of Amended and Restated Contingent Share Issuance Agreement among Hvide Marine Incorporated and certain purchasers.(5)
10.26      Registration  Rights  Agreement,  dated June 27, 1997,  between Hvide
           Capital   Trust  and   Donaldson,   Lufkin  &   Jenrette   Securities
           Corporation, Howard, Weil, Labouisse, Friedrichs Incorporated and Raymond James & Associates, Inc., as Purchasers.(8)
10.27 Asset Sale Agreement between Hvide Marine Incorporated and Wellington Capital Limited.(9)
10.28 Revolving Credit Agreement dated September 30, 1997 by and among Hvide Marine Incorporated, Citibank, N.A., as Administrative Agent, BankBoston, N.A., as Syndicate Agent, with Citicorp Securities, Inc. and BankBoston Securities, Inc., having acted as Arrangers.(10)
10.29 Purchase Agreement between Hvide Marine Incorporated and Care Offshore, Inc.(11)
10.30 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1998 among Hvide Marine Incorporated, as Borrower, the Subsidiary Guarantors named therein, the lending institutions which are or may become parties thereto, CitiBank, N.A., as Administrative Agent, BankBoston, N.A., as Documentation Agent and BancBoston Securities, Inc., as Syndication Agent.(12)
12         Computation of Ratio of Earnings to Fixed Charges.
21         List of Subsidiaries.(12)
23.1       Consent of Ernst & Young LLP.
27.1       Financial Data Schedule.
27.2       Financial Data Schedule.
27.3       Financial Data Schedule.
27.4       Financial Data Schedule.
-------------------
  * Confidential treatment requested. The materials omitted from these documents have been marked with an asterisk (*). The materials omitted
       have  been  separately   filed  with  the  Commission   pursuant  to  the
       confidential treatment request.
(1) Incorporated herein by reference to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on April 26, 1994.
(2) Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on May 3, 1996.
(3) Incorporated herein by reference to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on May 13, 1996.
(4) Incorporated herein by reference to Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on July 11, 1996.
(5) Incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on August 5, 1996.
(6) Incorporated herein by reference to Form S-8 (Registration No. 333-17621) filed with the Commission on December 11, 1996.
(7) Incorporated herein by reference to Form S-8 (Registration No. 333-19543) filed with the Commission on January 10, 1997.
(8) Incorporated herein by reference to Form S-3 (Registration No. 333-34941) filed with the Commission on September 4, 1997.
(9) Incorporated herein by reference to Form 8-K filed with the Commission on June 9, 1997.
(10) Incorporated herein by reference to Form 10-Q filed with the Commission on November 7, 1997.
(11) Incorporated herein by reference to Form 8-K filed with the Commission on February 25, 1998.
(12) Incorporated herein by reference to Form S-4 (Registration No. 333-42039) filed with the Commission on March 18, 1998.

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

              Signature                              Title                                 Date

          /s/ J. ERIK HVIDE                     Chairman of the Board,                    March 30, 1998
--------------------------------------
            J. Erik Hvide                     President, Chief Executive
                                               Officer and Director
                                             (principal executive officer)

        /s/ JOHN H. BLANKLEY                    Executive Vice                            March 30, 1998
--------------------------------------
          John H. Blankley                    President -- Chief Financial
                                                 Officer and Director
                                              (principal financial officer)

        /s/ EUGENE F. SWEENEY                Executive Vice President and                 March 30, 1998
--------------------------------------
          Eugene F. Sweeney                            Director


       /s/ JOHN J. KRUMENACKER                  Controller (principal accounting          March 30, 1998
--------------------------------------
         John J. Krumenacker                               officer)

     /s/ ROBERT B. CALHOUN, JR.                        Director                           March 30, 1998
--------------------------------------
       Robert B. Calhoun, Jr.

          /s/ GERALD FARMER                            Director                           March 30, 1998
--------------------------------------
            Gerald Farmer

         /s/ JEAN FITZGERALD                           Director                           March 30, 1998
--------------------------------------
           Jean Fitzgerald

           /s/ JOHN J. LEE                             Director                           March 30, 1998
--------------------------------------
             John J. Lee

         /s/ WALTER C. MINK                            Director                           March 30, 1998
--------------------------------------
           Walter C. Mink

           /s/ ROBERT RICE                             Director                           March 30, 1998
--------------------------------------
             Robert Rice

                                                       Director                           March    , 1998
         Raymond B. Vickers

        /s/ JOSIAH O. LOW III                          Director                           March 30, 1998
--------------------------------------
          Josiah O. Low III

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
  Hvide Marine Incorporated

         We have audited the accompanying consolidated balance sheets of Hvide Marine Incorporated and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hvide Marine Incorporated and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             ERNST & YOUNG LLP



Miami, Florida
February 19, 1998,
   except for the third paragraph
   of Note 18, as to which the date is
   March 16, 1998

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31
                                                                                               1996       1997
                                                                                              (In thousands, except
                                                                                                 share amounts)
                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................   $  9,617   $ 14,952
   Accounts receivable:
     Trade, net of allowances for doubtful accounts of $115 and $1,093, respectively......     16,049     36,903
     Insurance claims and other...........................................................      1,717      3,234
   Inventory, spare parts and supplies....................................................      5,517      8,162
   Prepaid expenses.......................................................................      1,253      3,085
   Deferred costs.........................................................................      4,173      4,516
                                                                                             --------   --------
     Total current assets.................................................................     38,326     70,852
Property:
   Construction in progress...............................................................      8,041     42,010
   Vessels and improvements...............................................................    229,776    492,070
     Less accumulated depreciation........................................................    (27,480)   (45,463)
   Furniture and equipment................................................................      4,502      7,366
     Less accumulated depreciation........................................................     (1,409)    (1,625)
                                                                                             --------   --------
     Net property.........................................................................    213,430    494,358
Other assets:
   Deferred costs.........................................................................      4,645      9,580
   Investment in affiliates...............................................................      1,291      1,627
   Goodwill (net).........................................................................      8,612     25,361
   Deposits and other.....................................................................      7,169      2,783
                                                                                             --------   --------
     Total other assets...................................................................     21,717     39,351
                                                                                             --------   --------
     Total................................................................................   $273,473   $604,561
                                                                                             ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt...................................................   $  24,375  $   7,534
   Current obligations under capital leases...............................................       1,443      1,714
   Accounts payable.......................................................................       6,278     17,187
   Charter hire and other liabilities.....................................................      14,934     18,627
                                                                                             ---------  ---------
     Total current liabilities............................................................      47,030     45,062
Long-term liabilities:
   Long-term debt.........................................................................     108,154    177,573
   Obligations under capital leases.......................................................       7,492     10,726
   Deferred income taxes..................................................................       6,385     25,649
   Other..................................................................................       2,423      3,269
                                                                                             ---------  ---------
     Total long-term liabilities..........................................................     124,454    217,217
                                                                                             ---------  ---------
     Total liabilities....................................................................     171,484    262,279
Company obligated mandatorily redeemable preferred securities issued
   by a consolidated subsidiary...........................................................          --    115,000
Minority partners' equity in subsidiaries.................................................         898      2,295
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value--authorized 10,000,000 shares,
     issued and outstanding, none.........................................................          --         --
   Class A Common Stock--$.001 par value, authorized 100,000,000
     shares, issued and outstanding, 7,647,791 and 12,382,435.............................           8         12
   Class B Common Stock--$.001 par value, authorized 5,000,000 shares
     issued and outstanding, 3,419,577 and 2,906,465......................................           3          3
   Additional paid-in capital.............................................................      97,153    195,522
   Retained earnings......................................................................       3,927     29,450
                                                                                             ---------  ---------
       Total stockholders' equity.........................................................     101,091    224,987
                                                                                             ---------  ---------
       Total minority partners' equity in subsidiaries and stockholders' equity...........     101,989    227,282
                                                                                             ---------  ---------
       Total..............................................................................   $ 273,473  $ 604,561
                                                                                             =========  =========



                  See notes to consolidated financial statements

                      HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                                  1995        1996        1997
                                                                                ---------  ----------  ---------
                                                                                        (In thousands, except
                                                                                           per share data)
Revenues.....................................................................   $  70,562   $109,356   $ 210,257
Operating expenses:
   Crew payroll and benefits.................................................      20,132     29,756      48,732
   Charter hire and bond guarantee fee.......................................       4,063      4,667      10,548
   Repairs and maintenance...................................................       5,347      8,984      15,512
   Insurance.................................................................       4,547      7,633       8,867
   Consumables...............................................................       3,395      6,643      13,654
   Other.....................................................................       3,180      6,094      12,970
                                                                                ---------   --------   ---------
     Total operating expenses................................................      40,664     63,777     110,283
Selling, general and administrative expenses:
   Salaries and benefits.....................................................       6,856      7,936      12,052
   Office expenses...........................................................       1,068      1,394       2,248
   Professional fees.........................................................       2,137      2,947       4,683
   Other.....................................................................       2,457      2,702       5,808
                                                                                ---------   --------   ---------
     Total overhead expenses.................................................      12,518     14,979      24,791
Depreciation and amortization................................................       6,308      9,830      19,850
                                                                                ---------   --------   ---------
Income from operations.......................................................      11,072     20,770      55,333
Interest:
   Interest expense..........................................................      11,748     11,908       8,341
   Interest income...........................................................        (288)      (277)     (1,317)
                                                                                ---------   --------   ---------
     Net interest............................................................      11,460     11,631       7,024
Other income (expense):
   Minority interest and equity in earnings of subsidiaries..................         137        894      (3,527)
   Other.....................................................................        (111)      (457)       (177)
                                                                                ---------   --------   ---------
     Total other income (expense)............................................          26        437      (3,704)
Income (loss) before provision for (benefit from) income
   taxes and extraordinary item..............................................        (362)     9,576      44,605
Provision for (benefit from) income taxes....................................          (2)     3,543      16,950
                                                                                ---------   --------   ---------
Income (loss) before extraordinary item......................................        (360)     6,033      27,655
Loss on early extinguishment of debt, net of applicable
   income taxes of $1,474 and $1,252 in 1996 and 1997, respectively..........          --      8,108       2,132
                                                                                --------    --------   ---------
     Net income (loss).......................................................   $    (360)  $ (2,075)  $  25,523
                                                                                =========   ========   =========

Earnings (loss) per common share:
Income (loss) before extraordinary item......................................   $   (0.14)  $   1.05   $    1.87
Loss on early extinguishment of debt.........................................          --      (1.41)      (0.14)
                                                                                ---------   --------   ---------
     Net income (loss) per common share......................................   $   (0.14)  $  (0.36)  $    1.73
                                                                                =========   ========   =========

Earnings (loss) per common share--assuming dilution:
Income (loss) before extraordinary item......................................   $   (0.14)  $   0.99   $    1.75
Loss on early extinguishment of debt.........................................          --      (1.23)      (0.12)
                                                                                ---------   --------   ---------
     Net income (loss) per common share--assuming dilution....................  $   (0.14)  $  (0.24)  $    1.63
                                                                                =========   ========   =========

Weighted average common shares outstanding...................................       2,535      5,763      14,785
                                                                                =========   ========   =========

Weighted average common and common equivalent
   shares outstanding--assuming dilution......................................      2,535      6,590      17,120
                                                                                =========   ========   =========





               See notes to consolidated financial statements

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     Class A                Class B                 Class C
                                  Common Stock           Common Stock            Common Stock     Additional
                                                                                                   Paid-In     Retained
                              Shares      Amount       Shares      Amount      Shares     Amount   Capital     Earnings     Total
                             ---------   -------     ---------   ---------   ---------   -------  ---------   ---------     -----
                                                             (In thousands, except share amounts)
Balance at January 1,
  1995..................            --   $    --    1,558,210   $      1     976,630   $     1   $   6,341   $    6,362    $ 12,705
Net loss................            --        --           --         --          --        --          --         (360)       (360)
                           -----------   -------    ---------   --------   ---------   -------   ---------   ----------    --------
Balance at December 31,
  1995..................            --        --    1,558,210          1     976,630         1       6,341        6,002      12,345
Common Stock issued, net
  of issuance costs.....     7,647,791         8    1,861,367          2    (976,630)       (1)     90,812           --      90,821
Net loss................            --        --           --         --          --        --          --       (2,075)     (2,075)
                           -----------   -------    ---------   --------   ---------   -------   ---------   ----------    --------
Balance at December 31,
  1996..................     7,647,791         8    3,419,577          3          --        --      97,153        3,927     101,091
Common Stock issued in
  public offering, net of
  issuance costs........     4,000,000         4           --         --          --        --      93,516           --      93,520
Conversion of Class B
 Common Stock to Class
  A Common Stock........       513,112        --     (513,112)        --          --        --          --           --          --
Common Stock issued in
  connection with
  acquisition...........       141,760        --           --         --          --        --       3,650           --       3,650
Common Stock issued
  upon exercise of
  stock options.........        53,425        --           --         --          --        --         641           --         641
Common Stock issued
  pursuant to employee
  stock purchase plan           21,639        --          --          --         --         --         467           --         467
Common Stock issued to
  directors.............         4,708        --           --         --          --        --          95           --          95
Net income..............            --        --           --         --          --        --          --       25,523      25,523
                           -----------   -------    ---------   --------   ---------   -------   ---------   ----------    --------
Balance at December 31,
  1997..................    12,382,435   $    12    2,906,465   $      3          --   $    --   $ 195,522   $   29,450    $224,987
                           ===========   =======    =========   ========   =========   =======   =========   ==========    ========











                      See notes to consolidated financial statements.

                         HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                   1995       1996       1997
                                                                                 --------   --------   ------
                                                                                         (In Thousands)
Other activities:
   Net income (loss).........................................................   $   (360) $  (2,075) $   25,523
   Adjustments  to reconcile net income (loss) to net cash
    provided by operating activities:
     Loss on early extinguishment of debt, net...............................         --      8,108       2,132
     Depreciation and amortization of property...............................      4,770      8,291      19,093
     Amortization of drydocking costs........................................      1,517      3,057       5,350
     Amortization of intangible assets.......................................        505        505         757
     Amortization of discount on long-term debt and financing costs                1,234      1,196         680
     Provision for bad debts.................................................        114        125       1,029
     Loss (gain) on disposals of property....................................        (73)       (13)        524
     Provision for (benefit from) deferred taxes.............................         (2)     3,543      13,147
     Minority partners' equity in losses of subsidiaries, net                       (625)      (756)       (183)
     Undistributed (earnings) losses of affiliates, net......................        488       (132)       (110)
     Other non-cash items....................................................         --         36          95
     Changes in operating assets and liabilities,
       net of effect of acquisitions:
        Accounts receivable..................................................     (5,056)    (1,928)    (20,640)
        Other assets.........................................................     (3,228)    (1,978)     (9,500)
        Accounts payable and other liabilities...............................      4,664      4,605       2,145
                                                                                --------  ---------  ----------
Net cash provided by operating activities....................................      3,948     22,584      40,042
Investing activities:
   Purchase of property......................................................     (6,312)    (8,759)    (67,117)
   Deposits for the purchase of property.....................................         --     (6,349)       (910)
   Proceeds from disposals of property.......................................        690          8       1,633
   Capital contribution to affiliates........................................         --       (736)       (226)
   Acquisitions,  net of escrow  deposit of $500
    utilized in 1995,  net of cash acquired of
    $1,722 in 1996 and net of escrow deposits
    utilized of $6,349 and cash acquired of $3,525 in 1997...................     (2,444)   (68,518)   (194,723)
                                                                                --------  ---------  ----------
Net cash used in investing activities........................................     (8,066)   (84,354)   (261,343)
Financing activities:
   Proceeds (repayments) of short-term borrowings, net.......................      7,500      1,994     (16,242)
   Proceeds from long-term debt..............................................         --     36,964     177,210
   Proceeds from issuance of common stock, net...............................         --     76,595      94,628
   Proceeds from issuance of redeemable preferred securities, net                     --         --     111,109
   Principal payments of long-term debt......................................     (5,458)   (45,189)   (135,877)
   Payment of financing costs................................................       (727)      (838)     (2,724)
   Payment of obligations under capital leases...............................       (510)    (1,189)     (1,468)
                                                                                --------  ---------  ----------
Net cash provided by financing activities....................................        805     68,337     226,636
                                                                                --------  ---------  ----------
Increase (decrease) in cash and cash equivalents.............................     (3,313)     6,567       5,335
Cash and cash equivalents at beginning of period.............................      6,363      3,050       9,617
                                                                                --------  ---------  ----------
Cash and cash equivalents at end of period...................................   $  3,050  $   9,617  $   14,952
                                                                                ========  =========  ==========
Supplemental schedule of noncash investing and financing activities
Net assets recorded in connection with dissolution of affiliate                 $     341  $     --  $       --
                                                                                =========  ========  ==========
Notes payable issued for the acquisition of vessels..........................   $   3,000  $    675  $    6,000
                                                                                =========  ========  ==========
Capital lease obligations for the acquisition of vessels and
   equipment.................................................................   $     --  $   6,098  $    4,972
                                                                                ========  =========  ==========
Title XI debt assumed for the acquisition of vessels.........................   $     --  $  34,650  $   15,057
                                                                                ========  =========  ==========
Short-term debt assumed in connection with acquisition of business              $     --  $     --   $    5,595
                                                                                ========  =========  ==========
Common stock issued for the redemption of notes payable......................   $     --  $    307   $       --
                                                                                ========  =========  ==========
Common stock issued for the repayment of debt................................   $     --  $  13,883  $       --
                                                                                ========  =========  ==========
Common stock issued for the acquisition of vessels...........................   $     --  $      --  $    3,650
                                                                                ========  =========  ==========


           See notes to consolidated financial statements

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    December 31, 1997

1.  Description of Business and Significant Accounting and Reporting Policies

         Description of Business. Hvide Marine Incorporated is a provider of marine support and transportation services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels in the U.S. Gulf of Mexico, the Arabian Gulf, and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

         Organization and Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Hvide Marine Incorporated ("HMI") and its majority-owned subsidiaries (collectively the "Company"). All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

         Spare Parts and Supplies. Inventories consist of vessel spare parts, fuel, and supplies that are recorded at cost and charged to vessel expenses as consumed.

         Long-Lived Assets. The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired.

     Property. Vessels, improvements and furniture and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized and replacements, maintenance and repairs which do not improve or extend the lives of the assets are expensed. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of vessels other than tankers range from 15 to 40 years and the estimated useful lives of furniture and equipment are 3 to 10 years. Tankers and related improvements are depreciated over estimated useful lives, as determined by the Oil Pollution Act of 1990 and other factors, ranging from 3 to 23 years.

         Vessels under capital leases are amortized over the estimated useful lives of the vessels. Included in vessels and improvements at December 31, 1996 and 1997 are vessels under capital leases of approximately $11.6 million and $17.6 million, net of accumulated amortization of approximately $0.3 million and $1.0 million, respectively.

         Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Drydocking costs are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Deferred financing costs are amortized over the term of the related borrowings. At December 31, 1996 and 1997, deferred costs include unamortized drydocking of approximately $6.3 million and $7.0 million, respectively.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of certain long-lived assets acquired and is amortized on the straight-line basis over 20 to 40 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization periods, the carrying value will be adjusted accordingly. At December 31, 1996 and 1997, accumulated amortization of goodwill was approximately $2.2 million and $2.8 million, respectively.

         Income Taxes. HMI files a consolidated tax return with all corporate subsidiaries other than Seabulk Ocean Systems Holdings, Inc., Seabulk Ocean Systems Corporation and Ocean Specialty Tankers Corporation which file a separate consolidated income tax return. Each partnership and trust subsidiary files a separate tax return.

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

     Recently Issued Accounting Pronouncements. In 1997, the Company adopted SFAS No. 128, "Earnings per Share" (EPS). EPS amounts for all periods presented have been restated, where appropriate, to conform to the SFAS No. 128 requirements. Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Earnings
(loss) per common share assuming dilution includes the effect of the weighted average number of common and dilutive common equivalent shares outstanding and the if-converted effect of dilutive securities outstanding during the respective periods.

     SFAS No. 130, "Reporting Comprehensive Income" is effective in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income. The adoption of this statement is not expected to result in a significant change from the current required disclosures.

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective in 1998. This statement abandons the "Industry Segment Approach" in favor of the "Management Approach" for disclosure purposes. Adoption of this statement will only effect the Company's disclosures.

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

2.  Debt

         Long-term debt consisted of the following (in thousands):

                                                                                  December 31,
                                                                             1996            1997
                                                                         -------------  -------------
Lines of Credit........................................................  $      10,647  $     135,000
Term Loan..............................................................         58,500             --
Acquisition Line.......................................................          9,700             --
Senior Note............................................................          9,153             --
Title XI Debt..........................................................         32,243         42,162
Notes Payable..........................................................         12,286          7,945
                                                                         -------------  -------------
                                                                               132,529        185,107
Less:  Current maturities..............................................        (24,375)        (7,534)
                                                                         -------------  -------------
                                                                         $     108,154  $     177,573
                                                                         =============  =============

         On November 26, 1997, the Company entered into a term loan agreement (the "Term Loan Agreement") that provides for a $300.0 million term loan to fund the cash portion of qualifying future acquisitions, as defined. Advances under the Term Loan Agreement may be drawn at any time prior to April 1, 1998 and are payable in 28 quarterly installments from June 30, 1998 through March 31, 2005. There were no amounts outstanding under the Term Loan Agreement at December 31, 1997. (See Notes 5 and 18.)

         Borrowings under the Term Loan Agreement, when drawn, will bear interest based on one of two calculations set forth in the Term Loan Agreement, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. One interest rate calculation is tied to the

Eurodollar Rate and the other calculation is tied to the higher of the base rate of the administrative agent named in the Term Loan Agreement or the Federal Funds Effective Rate (the "Base Rate"). The Term Loan Agreement allows the Company to convert its outstanding loans from Eurodollar Rate loans to Base Rate loans, and vice versa, from time to time.

         On September 30, 1997, the Company entered into a credit agreement (the "Credit Agreement") that provides for a $175.0 million revolving line of credit through September 30, 1999, at which time availability decreases by $6.0 million per quarter until September 30, 2002 (the "Maturity Date"). The Company's outstanding indebtedness under the Credit Agreement was $135.0 million at December 31, 1997.

         Borrowings under the Credit Agreement bear interest based on one of two calculations set forth in the Credit Agreement, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. One interest rate calculation is tied to the Eurodollar Rate and the other calculation is tied to the higher of the base rate of the administrative agent named in the Credit Agreement or the Base Rate. The Credit Agreement allows the Company to convert its revolving credit loans from Eurodollar Rate loans to Base Rate loans, and vice versa, from time to time. Such Borrowings were accruing interest at approximately 6.5% at December 31, 1997. On the Maturity Date, all amounts outstanding under the revolving line of credit, together with accrued and unpaid interest, will become due and payable. Prior to the Maturity Date, the Company may repay any outstanding amount, in whole or in part, without penalty or premium.

         Covenants under the Credit Agreement and the Term Loan Agreement, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) limit the Company from making certain investments;
(v) restrict certain payments, including dividends, with respect to shares of any class of capital stock; (vi) restrict modification of the terms of the Preferred Securities, and in certain circumstances the repayment, redemption, or repurchase of the Preferred Securities; and (vii) limit certain corporate acts of the Company such as making certain dispositions of assets, and entering into certain types of business transactions, including certain mergers and acquisitions.

         On August 30, 1997, the Company secured a $5.6 million stand-by letter of credit with one of its banks for a period of one year which, unless terminated, renews automatically for additional one year periods. The letter of credit is collateral for a surety bond to fund any final award relating to the shipyard's claims discussed in Note 5. There were no amounts outstanding under the letter of credit at December 31, 1997.

         On September 28, 1994, and as amended on February 3, 1997, the Company entered into an agreement for a credit facility (the "Credit Facility") which provided for a revolving working capital credit line of $20.0 million through January 15, 2002 (the "Revolving Line") and a stand-by letter of credit of $5.6 million. The Credit Facility was replaced with the Credit Agreement dated September 30, 1997. Borrowings outstanding under the Revolving Line were approximately $8.0 million at December 31, 1996.

         The Credit Facility, as amended, also provided for a term loan (the "Term Loan") of up to $56.8 million and a $50.0 million acquisition line of credit (the "Acquisition Line") to fund the cash portion of acquisitions. Borrowings outstanding under the Term Loan and Acquisition Line were repaid with a portion of the proceeds from the Private Offering on June 27, 1997 and the Second Offering on February 5, 1997, respectively. (See Notes 4 and 10.)

         On September 30, 1994, and as amended on May 24, 1995, the Company issued a $25.0 million senior subordinated note (the "Senior Note"). The Company received net proceeds of approximately $23.1 million. In 1996, $15.2 million of the Senior Note was repaid with a portion of the proceeds from the Company's initial public offering (the "IPO"). The remaining balance was repaid with a portion of the proceeds of the Second Offering. (See Note 10.)

         On August 14, 1996, the Company assumed Title XI debt of approximately $34.7 million in connection with the acquisition of certain vessels.
Additionally, on October 16, 1997, the Company assumed Title XI debt of approximately $15.1 million in connection with the purchase of the outstanding common stock of an entity. (See Note 13). The Title XI debt is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semiannual principal and interest payments through June 1, 2021. Under the terms of the Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants.

         On August 14, 1996 and November 20, 1996, the Company issued notes payable aggregating $10.5 million for the acquisition of vessels. The notes bear interest at rates ranging from 7.92% to 10% and mature at various dates through November 2011. Amounts outstanding under the notes totaled $9.9 million and $7.9 million at December 31, 1996 and 1997, respectively.

         The aggregate annual future payments due on debt and notes payable as of December 31, 1997 are as follows (in thousands):

         1998..............................................  $     7,534
         1999..............................................        9,012
         2000..............................................        5,695
         2001..............................................        4,443
         2002..............................................      137,893
         Thereafter........................................       20,530
                                                             -----------
                                                             $   185,107
                                                             ===========

         The Company made interest payments of approximately $9.0 million, $19.2 million and $9.2 million in 1995, 1996 and 1997, respectively and capitalized interest of approximately $0.9 million in 1997. No interest was capitalized in 1995 and 1996.

3.  Capital Leases

         The Company owns certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 (in thousands):

         1998.......................................................   $  2,569
         1999.......................................................      2,477
         2000.......................................................      2,369
         2001.......................................................      2,091
         2002.......................................................      1,189
         Thereafter.................................................      6,500
                                                                       --------
         Total minimum lease payments...............................     17,195
         Less amount representing interest..........................     (4,755)
                                                                       --------
         Present value of minimum lease payments (including current
            portion of $1,714)......................................   $ 12,440
                                                                       ========

4. Company Obligated Mandatorily Redeemable Preferred Securities Issued by a Subsidiary

            On June 24, 1997, the Company completed a private offering (the "Private Offering") of 2,300,000 of 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities"). The Preferred Securities were issued by Hvide Capital Trust (the "Trust"), a 100%-owned subsidiary of the Company. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds from the issuance thereof in 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures") issued by the Company. The net proceeds to the Company were approximately $111.1 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $94.2 million was used to repay amounts outstanding under the Credit Facility and $6.0 million was used to repay other indebtedness. The remaining $10.9 million was available for general corporate purposes.

         Holders of the Preferred Securities are entitled to receive preferential cumulative cash distribution from the Trust at an annual rate of 6 1/2% of the liquidation preference of $50 per Preferred Security accruing from the date of the original issuance of the Preferred Securities and payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 1997. The distribution rate and the distribution and other payment dates for the Preferred Securities correspond to the interest rate and interest and other payment dates for the Debentures, which are the sole assets of the Trust. Through certain undertakings, including a guarantee, the Declaration of Trust, the Trust Indenture and the Debentures, the Company provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities.

         The Preferred Securities are convertible, beginning September 25, 1997 and prior to the maturity date of the Debentures or, in the case of Preferred Securities called for redemption, prior to the close of business on the business day prior to the redemption date, at the option of the holder into shares of the Company's Class A Common Stock at the rate of 1.7544 shares of Class A Common Stock for each Preferred Security (equivalent to a conversion price of $28.50 per share of Class A Common Stock), subject to adjustment in certain circumstances.

5.  Commitments and Contingencies

         The Company leases its office facilities under operating lease agreements which expire at various dates through 2002. Rent expense under such leases was $591,000, $699,000, and $929,000 for the years ending December 31, 1995, 1996 and 1997, respectively.

         A portion of the Company's operations consists of charters of ocean-going vessels. Two tankers are bareboat chartered for periods extending through the years 1999 and 2002. Charter hire expense on these tankers was approximately $3.2 million for each of the years ended December 31, 1995, 1996 and 1997. Additionally, one tug is bareboat chartered through the year 2010. Charter hire expense on this tug was approximately $217,000, $614,000 and $614,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

         Aggregate annual future payments due under non-cancelable operating leases and charter agreements are as follows (in thousands):

         1998......................................   $      4,938
         1999......................................          5,031
         2000......................................          3,680
         2001......................................          3,698
         2002......................................          2,703
                                                      ------------
                                                      $     20,050

         In 1990, the Company withheld approximately $2.4 million from a shipyard relating to delays and other problems encountered in the construction of a vessel. In 1993, the shipyard filed a claim to recover approximately $8.5 million for costs allegedly due the shipyard, and the Company asserted a counterclaim for approximately $5.6 million against the shipyard. In addition, the shipyard is seeking $10.0 million of punitive damages. Management believes the shipyard's claim amounts are unsubstantiated and that recoveries upon the Company's counterclaim, together with insurance coverage, will exceed amounts, if any, which may be awarded to the shipyard. Management believes that the additional costs incurred to complete the construction of the vessel exceeded the amounts withheld (settlement of construction costs, if any, would generally be capitalized and depreciated over future periods); however, the Company is unable to predict the final outcome of this matter.

         At December 31, 1997, Hvide Partners, L.P. ("HPLP"), an affiliated entity in which the Company participates as the sole general partner, was party, through its five 75%-owned limited liability companies Hvide Van Ommeren Tankers I-V LLC ("HVOT I-V"), to contracts for the construction of five double-hull petroleum product carriers. Construction on the vessels is expected to be completed in 1998 and 1999. (See Note 18.)

         In December 1997, the Company entered into an agreement, as amended, to purchase 37 offshore energy support vessels for an aggregate cost of approximately $289.7 million. At February 13, 1998, the Company had completed the acquisition of 26 of the vessels and is operating 11 vessels pursuant to bareboat charters pending their acquisition during April 1998. Vessels acquired were financed under the Company's Term Loan Agreement. The Company has entered into a management agreement with an affiliate of the seller pursuant to which the affiliate will continue to manage the operations of the fleet, in exchange for a per diem management fee per vessel, for a minimum term of six months that may be extended for up to an additional 30 months at the Company's option.

         At December 31, 1997, the Company had contracted for the construction of 15 vessels under various agreements for an aggregate cost of approximately $99.1 million. The vessels are to be delivered on various dates from April 1998 to July 1999. At December 31, 1997, the Company had incurred approximately $18.1 million of construction costs under such agreements. Capital requirements under the agreements for the years ended December 31, 1998 and 1999 are estimated to be approximately $69.8 million and $11.2 million, respectively.

6.  Employee Benefit Plans

         The  Company   sponsors  a  retirement  plan  and  trust  (the  "Plan")
established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the
Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. For the years ended December 1995, 1996 and 1997, the Company contributed approximately $1.0 million, $1.3 million and $1.5 million, respectively, to the Plan.

7.  Stock Option Plans

         During 1996, the Company's Board of Directors approved two stock option plans covering substantially all employees. The Equity Ownership Plan (the "EOP") provides for the issuance of a maximum of 1,000,000 shares of Common Stock. Under the terms of the EOP, the Company is authorized to grant incentive stock options (ISOs), nonqualified stock options (NSOs), stock appreciation rights, stock awards, and cash awards. Options and other awards are issuable at the discretion of committees appointed by the Board of Directors and generally vest ratably over a four year period. Pursuant to the EOP, options may be granted to employees at exercise prices not less than market value at date of grant and, to employees who own more than 10% of the Company's combined voting power, at exercise prices not less than 110% of the market value at date of grant. Option terms range from 5 to 10 years.

         The Stock Option Plan for Directors covers directors of the Company and provides for the issuance of a maximum of 70,000 shares of Common Stock. Under the Stock Option Plan for Directors, each director will receive, upon the date of their initial election, options to purchase 5,000 shares of Common Stock and will receive options to purchase 1,500 shares of Common Stock each year following the grant of the initial options. The exercise price for all options granted will be equal to the fair market value of the Common Stock at the date of grant and will become 100% vested and exerciseable on the first anniversary date of the date of grant. Option terms are for a period of 10 years.

         Information for all stock option plans for the years ended December 31, 1996 and 1997 is as follows. There were no stock options granted prior to the Company's initial public offering in August 1996.



                                                             1996                           1997
                                                  ---------------------------    ---------------------------
                                                                   Weighted                      Weighted
                                                   Number           average       Number          average
                                                     of            exercise         of           exercise
                                                   options           price        options          price

   Options outstanding at beginning of year               --    $          --      806,000     $       12.00
     Granted....................................     806,000            12.00      150,950             28.96
     Exercised..................................          --               --      (53,425)            12.00
     Canceled...................................          --               --       (9,500)            14.73
                                                  ----------                     ---------
   Options outstanding at end of year...........     806,000            12.00      894,025             14.83
                                                  ==========                     =========
   Options exercisable at end of year...........      35,000            12.00       99,325             12.00

   Options available for future grants at end
     of year....................................     264,000                       113,050

   Weighted average fair value of options
     granted during the year....................                         7.78                          18.38



                                 Options Outstanding
                                               Weighted
                              Options           average             Options
                          outstanding at       remaining        exercisable at
                           December 31,    contractual life      December 31,
        Exercise price         1997           (in years)               1997
----------------------    ---------------  -----------------     --------------
$          12.00                 744,325                  8              99,325
           17.00                  25,000                  9                  --
           23.00                  10,500                  9                  --
           28.00                  16,000                 10                  --
           32.75                  98,200                 10                  --


         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock based incentive plans. Had compensation cost for the Company's stock based incentive compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share amounts).

                                                               1996       1997
                                                            ----------   -------
Net income (loss):
  As reported.............................................  $ (2,075)   $ 25,523
  Pro-forma...............................................    (2,498)     24,334
Earnings (loss) per share--assuming dilution:
  As reported.............................................     (0.24)       1.63
  Pro-forma...............................................     (0.30)       1.56

         The pro-forma amounts may not be indicative of future pro-forma income and earnings per share.

         The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants in 1996 and 1997:

                                                              1996         1997
         Dividend yields...................................   0.0%         0.0%
         Expected volatility...............................   0.72         0.62
         Risk-free interest rates..........................   7.0%         6.5%
         Expected life (in years)..........................     5            6

         Because the determination of the fair value of all options is based on the assumptions described in the preceding paragraph and, because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of pro-forma effects on reported net income or loss for future years.

8.  Stock Purchase and Stock Compensation Plans

         The 1996 Stock Purchase Plan (the "1996 Plan) was approved by the Company's Board of Directors on July 2, 1996 and provides for the sale of a maximum of 500,000 shares of Common Stock to employees of the Company at a price equal to 85% of the market value of the Common Stock at the beginning or end of each purchase period, whichever is lower. Participants under the 1996 Plan received 0 and 21,639 shares of Common Stock for the years ended December 31, 1996 and 1997, respectively.

         The Key Employee Stock Compensation Plan was approved by the Board of Directors on May 19, 1997 and provides for the issuance of a maximum of 65,000 shares of Common Stock to key employees. Key employees are determined annually by committees elected by the Board of Directors. Pursuant to the plan, key employees may elect to receive up to 50% of their annual incentive payments denominated in shares of Common Stock at the fair value of the shares at the date of issuance. No shares of Common Stock were issued under the Key Employee Stock Compensation Plan in 1997.

         The Board of Directors Stock Compensation Plan was approved in May 1997 and provides for the issuance of a maximum of 30,000 shares of Common Stock to non-employee board members. Each eligible board member may elect to convert all or a portion of his or her fees for attendance at board and committee meetings into shares of the Company's Common Stock at a 20% discount from the fair value of the shares at the date of issuance. The Company issued 1,208 shares of Common Stock under the Board of Directors Stock Compensation Plan in 1997.

9.  Income Taxes

         The components of the provision for (benefit from) income taxes are as follows (in thousands):

                                                                            1995          1996         1997
                                                                        ------------  -----------  -----------
         Current......................................................  $         --  $        --  $     3,803
         Deferred.....................................................            (2)       3,543       13,147
                                                                        ------------  -----------  -----------
                                                                        $         (2) $     3,543  $    16,950
                                                                        ============  ===========  ===========

     Income taxes paid were approximately $3.5 million in 1997. No income taxes were paid in 1995 and 1996.

         A reconciliation of the Company's income tax rate to the statutory federal rate is as follows:

                                                                       1995               1996             1997
                                                                  --------------     ------------      ------------
         Income tax expense (benefit) computed at the
           statutory rate......................................        (34)%               34%             35%
         State income taxes....................................         (2)                 2               3
         Capital Construction Funds............................         24                  1              --
         Other.................................................         11                 --              --
                                                                  --------           --------          ------
                                                                       (1)%                37%             38%
                                                                  =========          =========         =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996 and 1997 are as follows (in thousands):

                                                                                            1996         1997
         Deferred income tax assets:
            Net operating loss carry forward........................................    $    14,416  $    13,480
            Alternative minimum tax credit carryforward.............................          1,226        5,322
            Accrued compensation....................................................            410          755
            Other...................................................................            257          730
                                                                                        -----------  -----------
                  Total deferred income tax assets..................................         16,309       20,287
                                                                                        -----------  -----------
         Deferred income tax liabilities:
            Fixed asset differences.................................................         21,772       45,109
            Deferred drydocking costs...............................................            922          827
                                                                                        -----------  -----------
                  Total deferred income tax liabilities.............................         22,694       45,936
                                                                                        -----------  -----------
                  Net deferred income tax liability.................................    $     6,385  $    25,649
                                                                                        ===========  ===========

         At December 31, 1997, the Company had approximately $37.8 million in net operating loss carry forwards for federal income tax purposes, expiring in various amounts from 1998 to 2012. Due to a change in ownership, as defined in
Section 382 of the Internal Revenue Service Code, the utilization of approximately $26.3 million of net operating loss carryforwards are limited to approximately $3.3 million per year.

10.  Capital Stock

         On February 5, 1997,  the Company  completed a second  public  offering
(the "Second Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were $93.5 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $36.2 million was used to repay certain indebtedness. The remaining $57.3 million was used to fund the acquisition and construction of certain vessels and for general corporate purposes.

         On August 14, 1996 and September 12, 1996, the Company issued 7,000,000 and 159,000 shares of its Class A Common Stock, respectively, pursuant to the IPO and underwriters' over-allotment option, respectively. Simultaneously with the IPO, shares of the Company's Class C Common Stock were exchanged for approximately 304,000 and approximately 673,000 shares of the Company's Class A and Class B Common Stock, respectively. Additionally, 182,000 and 1,188,000 shares of the Company's Class A and Class B Common Stock, respectively, were issued in repayment of a portion of the Company's junior-subordinated note (the "Junior Note") and other outstanding indebtedness. Contemporaneous with the IPO, the Company's Board of Directors authorized the retirement of the Company's Class C Common Stock.

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

         In connection with the issuance of the Junior Note in 1994, the Company issued to the note holders common stock and contingent share issuances ("CSIs") to purchase a maximum of 554,495 additional shares of its common stock. The Junior Note, common stock and the CSIs were recorded based upon their estimated fair values at the date of issuance. Simultaneously with the issuance of the CSIs, the Company entered into an agreement with its Chairman and principal stockholder and certain trusts whereby the principal stockholder and the trusts agreed to contribute pro rata a like amount of shares of common stock to the Company concurrently with the issuance of shares pursuant to the CSIs. During 1997, the Company issued 272,641 shares of Class A Common Stock to the note holders and the principal stockholder contributed 272,641 shares of Class B Common Stock in satisfaction of the CSIs. Simultaneous with this transaction, the noteholders converted 240,471 shares of their Class B Common Stock into an equal number of shares of Class A Common Stock.

         At December 31, 1997, 1,588,728 shares of Common Stock were reserved for issuance, primarily under the Company's benefit plans and 4,035,120 shares of Common Stock were reserved for issuance in the event of conversion of the Preferred Securities.

11.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share before extraordinary item (in thousands, except per share amounts).

                                                                         1995            1996           1997
                                                                     -------------  -------------  -------------
Numerator:
  Income (loss) before extraordinary item.........................   $       (360)  $       6,033  $      27,655
                                                                     ------------   -------------  -------------
  Numerator for basic earnings per share--income (loss)
    available to common shareholders..............................           (360)          6,033         27,655

Effect of dilutive securities:
  Payments on convertible preferred securities                                 --              --          2,369
  Interest on convertible Junior Note (a).........................             --             515             --
                                                                     ------------   -------------  -------------

Numerator for diluted earnings per share--income (loss)
  available to common shareholders after assumed
  conversions.....................................................   $       (360)  $       6,548  $      30,024
                                                                     ============   =============  =============

Denominator:
  Denominator for basic earnings per share--weighted
    average shares................................................          2,535           5,763         14,785

Effect of dilutive securities:
  Convertible preferred securities................................             --              --          2,067
  Convertible Junior Notes (a)....................................             --             772             --
  Stock options...................................................             --              55            268
                                                                     ------------   -------------  -------------
Dilutive potential common shares..................................             --             827          2,335
Denominator for diluted earnings per share--adjusted
  weighted average shares and assumed conversions                           2,535           6,590         17,120
                                                                     ============   =============  =============

Earnings (loss) per share before extraordinary item                  $      (0.14)  $        1.05  $        1.87
                                                                     ============   =============  =============

Earnings (loss) per share before extraordinary
  item--assuming dilution..........................................  $      (0.14)  $        0.99  $        1.75
                                                                     ============   =============  =============

     (a) Earnings per share--assuming dilution for the year ended December 31, 1995 does not reflect any potential shares relating to the conversion of the Junior Note due to the net loss for that year. The assumed issuance of any additional shares would be antidilutive. The Junior Note was repaid in 1996.

12.  Significant Customer

         The Company derived revenues from a long-term contract with one company representing 13% and 10% of total revenues for the years ended December 31, 1995 and 1996, respectively. There were no customers from which the Company derived more than 10% of its revenues for the year ended December 31, 1997.

13.  Acquisitions

         On August 14, 1996, the Company acquired the remaining 50% of the outstanding common stock of Ocean Specialty Tankers Corporation in a transaction accounted for as a purchase. The consideration, valued at $64.7 million, consisted of $30.0 million cash and the assumption of $34.7 million of debt. The fair value of net assets acquired approximated the purchase price paid by the Company. During 1996, the Company also acquired 15 vessels under various asset purchase agreements for aggregate consideration of $43.2 million, and acquired nine vessels under capital lease obligations.

         On May 23, 1997, the Company acquired substantially all of the assets of an entity, which now operates as Seabulk Offshore International, Inc. ("SOII") in a transaction accounted for as a purchase. The consideration, valued at $58.7 million, consisted of $49.0 million cash, the issuance of a note payable in the amount of $6.0 million and the issuance of 141,760 shares of Class A Common Stock valued by the Company at approximately $3.7 million. The fair value of net assets acquired approximated the purchase price paid by the Company.

         On October 16, 1997, the Company acquired 100% of the outstanding common stock of Bay Transportation Corporation ("Bay"). The Company effected this transaction by acquiring 100% of the outstanding common stock of Kinsman Lines, the 80% owner of Bay, and purchased the remaining 20% of Bay's outstanding common stock from an individual. Consideration for the acquisition consisted of $36.5 million cash and the assumption of approximately $20.6 million of debt. The purchase agreement provided for additional consideration based on changes in the working capital of Bay, as defined, which totaled approximately $500,000 and was paid in January 1998. The acquisition was accounted for under the purchase method and, based upon a preliminary allocation of the purchase price, resulted in costs in excess of net assets acquired of approximately $17.4 million, which is being amortized on a straight-line basis over 20 years.

         During 1997, the Company also acquired 64 vessels under various asset purchase agreements for an aggregate consideration of $115.2 million, and acquired one vessel under a capital lease obligation.

         The operations of the acquired vessels and businesses are included in the accompanying consolidated statements of operations for periods subsequent to their acquisition dates.

         The Company's unaudited pro forma consolidated condensed statements of income, assuming the acquisitions of OSTC, SOII and Bay had occurred on January 1, 1996, are summarized as follows (in millions, except per share amounts):

                                                                                 1996             1997
                                                                           --------------     -------------
         Revenues........................................................  $       165.6      $       232.2
         Income from operations..........................................           30.9               60.8
         Income before extraordinary item................................            8.8               30.2
         Diluted earnings per common share, before extraordinary
           item..........................................................           1.38               1.90

         This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisitions been consummated at the dates assumed.

14.  Geographic Data

         The Company is engaged in providing marine support and transportation primarily in the United States and the Arabian Gulf.

         Beginning in 1997, the Company's results have been partially dependent on foreign operations located primarily in the Arabian Gulf. These operations are subject to the risks that are inherent in operating in such locations, including government regulations, currency, and ownership restrictions and risk of expropriation.

         Revenues by geographic area consist only of services provided to customers, as reported in the Statement of Operations. Income from operations by geographic area represents net revenues less applicable costs and expenses related to those revenues. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature. Identifiable assets by geographic area represent those assets used in the operations of each geographic area. Corporate assets consist of an allocation of property and equipment.

         The following table presents selected financial information pertaining to the Company's geographic operations for the year ended December 31, 1997 (U.S. Dollars in thousands):

         Revenues
           Domestic...............................        $      189,336
           Foreign................................                20,921
                                                          --------------
         Consolidated revenues....................        $      210,257
                                                          ==============

         Income from operations
           Domestic...............................        $       57,782
           Foreign................................                 8,376
           Unallocated expenses...................               (10,825)
                                                          --------------
         Consolidated income from operations......        $       55,333
                                                          ==============

         Identifiable assets
           Domestic...............................        $      454,688
           Foreign................................               147,332
           Corporate assets.......................                 2,541
                                                          --------------
         Consolidated identifiable assets.........        $      604,561
                                                          ==============

15.  Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Cash and Cash Equivalents and Accounts Receivable. The carrying amounts reported in the balance sheets approximate fair value due to the current maturity of such instruments.

         Credit Agreement and Term Loan Agreement. Amounts outstanding under the Company's Credit Facility, as amended, bear interest at variable rates that periodically adjust to reflect changes in overall market rates and approximate fair value.

         Notes Payable and Title XI Debt. The carrying amount reported in the balance sheets approximates fair value using a discounted cash flow analysis at estimated market rates.

         Preferred Securities. The Preferred Securities provide for payments at 6.5%. The Company does not believe it is practicable to estimate a fair value different from the security's carrying value of $115.0 million because of features unique to the security including, but not limited to, its redemption and conversion rights.

16.  Extraordinary Items

         On August 14, 1996, the Company paid cash of $26.3 million, issued 55,500 shares of Class A Common Stock and 1,188,502 shares of Class B Common Stock to repay $25.0 million and $15.2 million of the Junior and Senior Notes, respectively. Accordingly, the Company recorded a loss on extinguishment of debt of $8.1 million for the write off of deferred financing costs and related debt discounts, net of a tax benefit of $1.5 million.

         In February and June 1997, the Company repaid $33.2 million and $93.5 million, respectively, of its outstanding debt and amended its Credit Facility. As a result, the Company recorded extraordinary losses of $1.8 million and $0.4 million, respectively, for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1.0 million and $0.2 million, respectively.

17.  Supplemental Guarantor Information

     The $300 million senior notes described in Note 18 are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries. Substantially all of the Company's cash flows are generated by its subsidiaries. As a result, funds necessary to meet the Company's obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the senior notes. Accordingly, the following parent company-only summarized financial information is provided (in thousands).

                                                                                            December 31,
                                                                                          1996         1997
Current assets......................................................................  $    16,931  $    12,059
Noncurrent assets(1)................................................................      186,521      534,424
Current liabilities.................................................................       28,632       17,158
Noncurrent liabilities(2)...........................................................       73,729      304,338


                                                                                1995        1996         1997
                                                                             ----------  ----------  ----------
Revenues...................................................................  $   38,208  $   46,910  $   52,280
Costs and expenses.........................................................      31,234      37,545      52,993
Income (loss) before extraordinary item(3).................................        (360)      6,033      27,655
Net income (loss)(4).......................................................        (360)     (2,075)     25,523

(1) Included $73.7 million and $277.9 million in investment in consolidated subsidiaries in 1996 and 1997, respectively.
(2) Includes $115.0 million of trust preferred securities outstanding at December 31, 1997.
(3)  Extraordinary loss represents loss on early extinguishment of debt.
(4) Includes $0.6 million, $4.4 million and $53.1 million of equity equity in the earnings of consolidated subsidiaries for the years ended December 31, 1995, 1996 and 1997, respectively.

18.  Subsequent Events

         On February 13, 1998, the Company completed an offering of $300.0 million of senior notes, which closed on February 19, 1998. The net proceeds to the Company were $291.7 million, after deducting underwriting commissions and other offering expenses. Of such amount, $268.0 million was used to repay outstanding indebtedness and $23.7 million was used for general corporate purposes. Interest on the senior notes accrues at the rate of 8.375% per annum, payable semi-annually in arrears commencing on August 15, 1998. The senior notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of the Company on or after February 15, 2003.

         On February 12, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Amended Credit Agreement"), which closed on February 19, 1998 upon receipt by the Company of the proceeds from the senior notes. The Amended Credit Agreement merged the Credit Agreement and the Term Loan Agreement described in Note 2 into a single agreement consisting of a $175.0 million revolving line of credit that matures February 12, 2003 and a $150.0 million term loan payable in 28 equal quarterly installments commencing June 30, 1998 and maturing on March 31, 2005. Borrowings under the Amended Credit Agreement are secured by Company-owned vessels, having an appraised value of not less than $400.0 million, and certain other assets relating to such vessels, including accounts receivable, spare parts, fuel and supplies.

         On March 16, 1998, the Company's Board of Directors approved an agreement restructuring HPLP, the limited partnership that owns a 75% interest in limited liability companies that own five double-hull petroleum product carriers currently under construction. (See Note 5.) Under the restructuring, the number of vessels has been reduced from five to four, the Company has agreed to purchase one third of the limited partnership interests in HPLP during the first half of 1998 for approximately $12.0 million and has an exclusive option to purchase all of the remaining limited partnership interests and the remaining 25% interest in the limited liability companies for approximately $27.4 million.

19.  Selected Quarterly Financial Information (unaudited)

         The following information is presented as supplementary financial information for the years ended December 31, 1996 and 1997 (in thousands, except per share and common stock price information):

                                                             First       Second        Third        Fourth
             Year Ended December 31, 1997                   Quarter      Quarter      Quarter       Quarter
     --------------------------------------------         -----------  -----------  -----------  ----------
     Revenues..........................................   $    39,652  $    46,295  $    56,906  $    67,404
     Income from operations............................         9,737       10,989       14,404       20,203
     Income before extraordinary item..................         4,626        5,720        7,500        9,809
     Loss on early extinguishment of debt..............         1,754          378           --           --
     Net income........................................         2,872        5,342        7,500        9,809
     Earnings per share--assuming dilution(1):
       Income before extraordinary item................   $      0.33  $      0.37  $      0.45  $      0.56
       Net income......................................          0.21         0.35         0.45         0.56


                                                             First       Second        Third        Fourth
             Year Ended December 31, 1996                   Quarter      Quarter      Quarter       Quarter
     --------------------------------------------         -----------  -----------  -----------  ----------
     Revenues..........................................   $    20,211  $    21,540  $    30,379  $    37,226
     Income from operations............................         2,705        3,075        7,097        7,893
     Income (loss) before extraordinary item...........           (35)         260        2,483        3,325
     Loss on early extinguishment of debt..............            --           --        8,016           92
     Net income (loss).................................           (35)         260       (5,533)       3,233

     Earnings per share--assuming dilution(1):
       Income (loss) before extraordinary item.........   $     (0.01) $      0.10  $      0.35   $     0.30
       Net income (loss)...............................         (0.01)        0.10        (0.71)        0.29


(1) Sum of the four quarters' earnings per share will not necessarily equal the annual earnings per share as the computations for each quarter are independent of the annual computation.