Form 10-Q
period 1998-03-31
HVIDE MARINE INC
filed 1998-05-15
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 1998

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

                 Yes          X                       No



There were 12,399,758 and 2,906,465 shares of Class A Common Stock, per value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at May 8, 1998.

HVIDE MARINE INCORPORATED

Quarter ended March 31, 1998

Index
--------------------------------------------------------------------------------


                                                                            Page


Part I.  Financial information

    Item 1.  Financial Statements...........................................1

         Condensed Consolidated Balance Sheets as of
         December 31, 1997 and March 31, 1998 (unaudited)...................2

         Condensed Consolidated Income Statements for the three
          months ended March 31, 1997 and 1998 (unaudited)..................4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1998 (unaudited).............5

         Notes to Condensed Consolidated Financial Statements...............6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations................12

Part II.  Other information

    Item 6.  Exhibits and Reports on Form 8-K................................23

    Signature................................................................23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 consolidated financial statements previously filed with the Commission. Other than as indicated herein, there have been no significant changes from the financial data published in said report. In the opinion of Management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the unaudited information shown.

         Results for the interim period presented herein are not necessarily indicative of results expected for the full year.

                                    Hvide Marine Incorporated and Subsidiaries
                                       Condensed Consolidated Balance Sheets
                                       (In thousands, except share amounts)

                                                                                   December 31,     March 31,
                                                                                       1997            1998
                                                                                   -----------     -----------
                                                                                                   (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents..................................................  $     14,952    $    15,108
      Accounts receivable:
        Trade, net of allowance for doubtful accounts of $225
          and $1,338, respectively...............................................        36,903         54,922
        Insurance claims and other...............................................         3,234          3,614
      Inventory, spare parts and supplies........................................         8,162         15,205
      Prepaid expenses...........................................................         3,085          3,558
      Deferred costs, net........................................................         4,516          9,344
                                                                                   ------------    -----------
          Total current assets...................................................        70,852        101,751

   Property:
      Construction in progress...................................................        42,010         49,680
      Vessels and improvements...................................................       492,070        759,723
          Less accumulated depreciation..........................................       (45,463)       (55,635)
      Furniture and equipment....................................................         7,366          7,733
          Less accumulated depreciation..........................................        (1,625)        (1,898)
                                                                                   ------------    -----------
             Net property........................................................       494,358        759,603

   Other assets:
      Deferred costs, net........................................................         9,580         21,217
      Investment in affiliates...................................................         1,627          1,813
      Goodwill, net..............................................................        25,361         85,302
      Deposits and other.........................................................         2,783          2,782
                                                                                   ------------    -----------
          Total other assets.....................................................        39,351        111,114
                                                                                   ------------    -----------
             Total assets........................................................  $    604,561    $   972,468
                                                                                   ============    ===========


See accompanying notes.

                       Hvide Marine Incorporated and Subsidiaries
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share amounts)


                                                                                  December 31,      March 31,
                                                                                       1997           1998
                                                                                  -------------    -----------
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt.........................................  $       7,534    $     7,576
   Current obligations under capital leases.....................................          1,714          1,742
   Accounts payable.............................................................         17,187         11,016
   Other     ...................................................................         18,627         29,326
                                                                                  -------------    -----------
          Total current liabilities.............................................         45,062         49,660

Long-term liabilities:
   Long-term debt...............................................................        177,573        510,769
   Obligations under capital leases.............................................         10,726         10,302
   Deferred income taxes........................................................         25,649         28,229
   Other     ...................................................................          3,269         21,574
                                                                                  -------------    -----------
      Total long-term liabilities...............................................        217,217        570,874
                                                                                  -------------    -----------
      Total liabilities.........................................................        262,279        620,534
Company obligated manditorily redeemable preferred securities issued
      by a consolidated subsidiary..............................................        115,000        115,000
Minority partners' equity in subsidiaries.......................................          2,295          5,060

Stockholders' equity:
   Preferred Stock, $1.00 par value authorized 10,000,000 shares,
      issued and outstanding, none..............................................             --             --
   Class A Common Stock--$.001 par value, authorized 100,000,000
      shares, issued and outstanding, 12,382,435 and 12,398,091.................             12             12
   Class B Common Stock--$.001 par value, authorized 5,000,000
      shares, issued and outstanding, 2,906,465.................................              3              3
   Additional paid-in capital...................................................        195,522        195,959
   Retained earnings............................................................         29,450         35,900
                                                                                  -------------    -----------
      Total stockholders' equity................................................        224,987        231,874
                                                                                  -------------    -----------
      Total minority partners' equity in subsidiaries and
          stockholders' equity..................................................        227,282        236,934
                                                                                  -------------    -----------
             Total..............................................................  $     604,561    $   972,468
                                                                                  =============    ===========


See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                    Condensed Consolidated Income Statements
                                 (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                           1997          1998
                                                                                       ------------  -----------
                                                                                             (In thousands,
                                                                                                 except
                                                                                             per share data)
Revenues............................................................................    $    39,652   $   86,485

Operating Expenses:
   Crew payroll and benefits........................................................          9,819       19,087
   Charter hire and bond guarantee fee..............................................          1,503        3,629
   Repairs and maintenance..........................................................          3,121        6,645
   Insurance........................................................................          2,062        2,890
   Consumables......................................................................          2,185        6,729
   Other............................................................................          2,441        6,243
                                                                                        -----------   ----------
     Total operating expenses.......................................................         21,131       45,223
Selling, general and administrative
     expenses.......................................................................          5,105        9,074
Depreciation and amortization.......................................................          3,679       11,625
                                                                                        -----------   ----------
   Income from operations...........................................................          9,737       20,563
Net interest........................................................................          2,139        7,292
Other income (expense):
   Minority interest and equity in earnings of subsidiaries.........................            (69)      (1,747)
   Other............................................................................           (186)          63
                                                                                        -----------    ---------
     Total other expense............................................................           (255)      (1,684)
                                                                                        -----------    ---------
Income before provision for
   income taxes and extraordinary item..............................................          7,343       11,587
Provision for income taxes..........................................................          2,717        4,403
                                                                                        -----------   ----------
Income before extraordinary item....................................................          4,626        7,184
Loss on early extinguishment of debt,
   net of applicable income taxes of $1,030 and $413, respectively..................          1,754          734
                                                                                        -----------   ----------
     Net income.....................................................................    $     2,872   $    6,450
                                                                                        ===========   ==========
Earnings (loss) per common share:
Income before extraordinary item....................................................    $      0.34   $     0.47
Loss on early extinguishment of debt................................................          (0.13)       (0.05)
                                                                                        -----------   ----------
    Net income per common share.....................................................    $      0.21   $     0.42
                                                                                        ===========   ==========

Earnings (loss) per common share-assuming dilution:
Income before extraordinary item....................................................    $      0.34   $     0.43
Loss on early extinguishment of debt................................................          (0.13)       (0.04)
                                                                                        -----------   ----------
   Net income per common share-assuming dilution....................................    $      0.21   $     0.39
                                                                                        ===========   ==========

Weighted average common shares outstanding..........................................         13,471       15,290
                                                                                        ===========   ==========

Weighted average common and common equivalent shares
   outstanding-assuming dilution....................................................         13,711       19,520
                                                                                        ===========   ==========

See accompanying notes.

                 Hvide Marine Incorporated and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                           1997        1998
                                                                                            (In thousands)
Operating Activities:
   Net income........................................................................   $   2,872   $   6,450

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
      Loss on early extinguishment of debt, net......................................       1,754         734
      Depreciation and amortization..................................................       3,679      11,625
      Amortization of drydocking costs...............................................       1,245       2,205
      Amortization of discount on long-term debt and financing costs.................           5         245
      Provision for bad debts........................................................         141         257
      Provision for deferred taxes...................................................       2,612       3,403
      Minority partners' equity in losses of subsidiaries, net.......................          12          27
      Undistributed losses (income) of affiliates, net...............................          56        (149)
      Other non-cash items...........................................................          --          42
Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable............................................................      (1,265)    (18,656)
      Current and other assets.......................................................      (1,555)     (6,108)
      Accounts payable and other liabilities.........................................      (5,506)      3,738
                                                                                        ---------   ---------
        Net cash provided by operating activities....................................       4,050       3,813

Investing Activities:
   Purchase of property..............................................................      (3,540)    (25,078)
   Deposits for the purchase of property.............................................        (568)         --
   Capital contribution to affiliates................................................         (62)        (37)
   Acquisitions, net of $639 escrow deposit utilized in 1997.........................     (11,719)   (303,935)
                                                                                        ---------   ---------
        Net cash used in investing activities........................................     (15,889)   (329,050)

Financing Activities:
   Repayments of short-term borrowings, net..........................................      (8,000)         --
   Proceeds from long-term debt......................................................       3,710     311,700
   Proceeds from issuance of senior notes, net of offering costs.....................          --     292,500
   Repayments of long-term debt......................................................     (31,772)   (278,462)
   Payment of debt and other financing costs.........................................        (513)       (150)
   Payment of obligations under capital leases.......................................        (351)       (396)
   Payment of notes payable to related parties.......................................        (166)         --
   Proceeds from issuance of common stock, net of offering costs.....................      93,520         201
                                                                                        ---------   ---------
      Net cash provided by financing activities......................................      56,428     325,393
                                                                                        ---------   ---------

Increase (decrease) in cash and cash equivalents.....................................      44,589         156
Cash and cash equivalents at beginning of period.....................................       9,617      14,952
                                                                                        ---------   ---------
Cash and cash equivalents at end of period...........................................   $  54,206   $  15,108
                                                                                        =========   =========

See accompanying notes.

                      HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     March 31, 1998
                                      (Unaudited)

1.  Offerings of Equity Securities

         On February 5, 1997, the Company completed its secondary public offering (the "Second Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were approximately $94,300,000, after deducting underwriting commissions. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was designated to fund the purchase of one crew boat in the third quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats put into service during the fourth quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

         On June 24, 1997, the Company completed a private offering (the "Private Offering") of 2,300,000, 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities"). The Preferred Securities were issued by Hvide Capital Trust (the "Trust"), a 100% owned subsidiary of the Company. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds from the issuance thereof in 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures") issued by the Company. The net proceeds to the Company were approximately $111,550,000 after deducting underwriting commissions. Of such amount, approximately $94.2 million was used to repay principal and interest outstanding under the Company's existing credit facility, and $6.0 million was used to repay other indebtedness. The remaining $11.4 million was available for general corporate purposes.

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

2.  Debt

         Long-term debt consists of the following (in thousands):

                                                                              December 31,       March 31,
                                                                                   1997            1998
                                                                              --------------   -------------
                                                                                                (Unaudited)
         Borrowings outstanding under lines of credit                         $      135,000   $      20,000
         Term Loan.......................................................                 --         150,000
         Senior Note.....................................................                 --         300,000
         Title XI Debt...................................................             42,162          40,900
         Notes payable...................................................              7,945           7,445
                                                                              --------------   -------------
                                                                                     185,107         518,345
         Less:  Current maturities.......................................             (7,534)         (7,576)
                                                                              --------------   -------------
                                                                              $      177,573   $     510,769
                                                                              ==============   =============

         On February 19, 1998, the Company completed an offering of $300.0 million of senior notes. The net proceeds to the Company were $291.7 million, after deducting underwriting commissions and other offering expenses. Of such amount, $268.0 million was used to repay outstanding indebtedness and $23.7 million was used for general corporate purposes. Interest on the senior notes accrues at the rate of 83/8% per annum, payable semi-annually in arrears commencing on August 15, 1998. The senior notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of the Company on or after February 15, 2003.

         On February 19, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Amended Credit Agreement"), upon receipt by the Company of the proceeds from the senior notes. The Amended Credit Agreement merged the Credit Agreement and the Term Loan Agreement, as defined herein, into a single agreement consisting of a $175.0 million revolving line of credit that matures February 12, 2003 and a $150.0 million term loan payable in 28 equal quarterly installments commencing June 30, 1998 and maturing on March 31, 2005. Borrowings under the Amended Credit Agreement are secured by Company-owned vessels, having an appraised value of not less than $400.0 million, and certain other assets relating to such vessels, including accounts receivable, spare parts, fuel and supplies. The Company's outstanding indebtedness under the Amended Credit Agreement totaled $170.0 million at March 31, 1998.

         On November 26, 1997, the Company entered into a term loan agreement (the "Term Loan Agreement") that provided for a $300.0 million term loan to fund the cash portion of qualifying future acquisitions, as defined. Advances under the Term Loan Agreement could be drawn at any time prior to April 1, 1998 and were payable in 28 quarterly installments from June 30, 1998 through March 31, 2005. Borrowings under the Term Loan Agreement, when drawn, bear interest based on one of two calculations set forth in the Term Loan Agreement, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. One interest rate calculation was tied to the Eurodollar Rate and the other calculation was tied to the higher of the base rate of the administrative agent named in the Term Loan Agreement or the Federal Funds Effective Rate (the "Base Rate"). The Term Loan Agreement allowed the Company to convert its outstanding loans from Eurodollar Rate loans to Base Rate loans, and vice versa, from time to time. The Term Loan Agreement was merged with the Credit Agreement pursuant to the Amended Credit Agreement and terminated on February 19, 1998.

         On September 30, 1997, the Company entered into a credit agreement (the "Credit Agreement") that provided for a $175.0 million revolving line of credit through September 30, 1999, at which time availability was to decrease by $6.0 million per quarter until September 30, 2002 (the "Maturity Date"). Borrowings under the Credit Agreement bear interest based on one of two calculations set forth in the Credit Agreement, at the Company's option, plus a margin based on the Company's compliance with certain financial ratios. One interest rate calculation is tied to the Eurodollar Rate and the other calculation is tied to the higher of the base rate of the administrative agent named in the Credit Agreement or the Base Rate. The Credit Agreement allowed the Company to convert its revolving credit loans from Eurodollar Rate loans to Base Rate loans, and vice versa, from time to time. The Credit Agreement was merged with the Term Loan Agreement pursuant to the Amended Credit Agreement and terminated on February 19, 1998.

3.  Income Taxes

         For the three months ended March 31, 1997 and 1998 the provision for income taxes was computed using an estimated annual effective tax rate of 37% and 38%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

4.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share before extraordinary item (in thousands, except per share amounts):


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1997         1998
Numerator:
   Income before extraordinary item.............................................   $     4,626  $     7,184
                                                                                   -----------  -----------
   Numerator for basic earnings per share--income
     available to common shareholders...........................................         4,626        7,184

Effect of dilutive securities:
   Payments on convertible preferred securities.................................            --        1,159
                                                                                   -----------  -----------

Numerator for diluted earnings per share--income
   available to common shareholders after assumed
   conversion...................................................................   $     4,626  $     8,343
                                                                                   ===========  ===========

Denominator:
   Denominator for basic earnings per share--weighted
     average shares.............................................................        13,471       15,290

Effect of dilutive securities:
   Convertible preferred securities.............................................            --        4,035
   Stock options................................................................           240          195
                                                                                   -----------  -----------
Dilutive potential common shares................................................           240        4,230
Denominator for diluted earnings per share--adjusted.............................
   weighted average shares and assumed conversions..............................        13,711       19,520
                                                                                   ===========  ===========

Earnings per share before extraordinary item....................................   $      0.34  $      0.47
                                                                                   ===========  ===========

Earnings per share before extraordinary
   item--assuming dilution.......................................................   $      0.34  $      0.43
                                                                                    ===========  ===========

5.  Acquisitions

         In February 1998, the Company acquired a fleet of 37 offshore energy support vessels, operating primarily offshore West Africa and offshore Southeast Asia, which now operates as Seabulk Offshore Operators, Inc. ("SOOP"), for a purchase price of $271.1 million. The Company is operating 11 of the vessels pursuant to bareboat charters pending their acquisition pursuant to the exercise of purchase options, which it expects to occur during the second quarter of 1998. The acquisition was accounted for under the purchase method and, based upon a preliminary allocation of the purchase price, resulted in costs in excess of net assets acquired of approximately $61.0 million, which is being amortized on a straight-line basis over 20 years.

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

         The operations of the acquired vessels and businesses are included in the accompanying condensed consolidated income statements for periods subsequent to their acquisition dates.

         The  Company's  unaudited  pro  forma  condensed   consolidated  income
statements, assuming the acquisition of SOOP had occurred on January 1, 1997, are summarized as follows (in millions, except per share amounts):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    1997         1998
         Revenues............................................................    $   51.9      $   94.1
         Income (loss) before extraordinary item.............................        (0.7)          7.2
         Net income (loss)...................................................        (2.5)          6.5
         Diluted earnings (loss)  per common share, before
          extraordinary item.................................................       (0.05)         0.43
         Diluted earnings (loss) per common share............................       (0.18)         0.39

         This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the dates assumed.

6.  Foreign Currency Contracts

         Due to recent international acquisitions, the Company entered into foreign exchange forward and option contracts to manage exposure to fluctuation in foreign currency exchange rates for non-dollar denominated transactions. At March 31, 1998, the Company owned forward contracts and options which allowed it to buy 136.8 million Norwegian Kroner for $18.1 million U.S. dollars. The contracts were purchased to complete the pending acquisition of 11 vessels being operated pursuant to bareboat charters.

7.  Legal Proceedings

         In 1990, the Company withheld approximately $2.4 million from a shipyard relating to delays and other problems encountered in the construction of a vessel. In 1993, the shipyard filed a claim to recover approximately $8.5 million for costs allegedly due the shipyard, and the Company asserted a counterclaim for approximately $5.6 million against the shipyard. In addition, the shipyard is seeking $10.0 million of punitive damages. Management believes the shipyard's claim amounts are unsubstantiated and that recoveries upon the Company's counterclaim, together with insurance coverage, will exceed amounts, if any, which may be awarded to the shipyard. Management believes that the additional costs incurred to complete the construction of the vessel exceeded the amounts withheld (settlement of construction costs, if any, would generally be capitalized and depreciated over future periods); however, the Company is unable to predict the final outcome of this mater.

8.  Extraordinary Items

         In February 1997 and 1998, the Company repaid $33.2 million and $268.0 million, respectively, of its outstanding debt and amended its existing credit facility. As a result, the Company recorded extraordinary losses of approximately $1.8 million and $0.7 million, respectively, for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1.0 million and $0.4 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated historical financial statements, and the related notes thereto included.

Area of Operations Overview

         The financial information presented on the following page represents historical results by major areas of operations.


                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        1997             1998
                                                                                     -----------   ----------------
Revenues:
Marine Support Services:
   Offshore Energy Support.........................................................  $    17,391   $         56,376
   Offshore & Harbor Towing........................................................        3,731              9,467
                                                                                     -----------   ----------------
     Marine Support Services Revenues..............................................       21,122             65,843

Marine Transportation Services:
   Chemical Transportation.........................................................       14,203             15,267
   Petroleum Product Transportation................................................        4,327              5,375
                                                                                     -----------   ----------------
     Marine Transportation Services................................................       18,530             20,642
                                                                                     -----------   ----------------
Total Revenues.....................................................................  $    39,652   $         86,485
                                                                                     -----------   ----------------

Operating Costs:
Marine Support Services:
   Offshore Energy Support.........................................................  $     7,389   $         25,543
   Offshore & Harbor Towing........................................................        2,350              4,665
                                                                                     -----------   ----------------
     Marine Support Services Operating Costs.......................................        9,739             30,208

Marine Transportation Services:
   Chemical Transportation.........................................................        8,703             11,306
   Petroleum Product Transportation................................................        2,689              3,709
                                                                                     -----------   ----------------
     Marine Transportation Operating Costs.........................................       11,392             15,015
                                                                                     -----------   ----------------
Total Operating Costs..............................................................  $    21,131   $         45,223
                                                                                     -----------   ----------------

Direct Overhead Expense:
Marine Support Services:
   Offshore Energy Support.........................................................  $       840   $          3,074
   Offshore & Harbor Towing........................................................          374              1,158
                                                                                     -----------   ----------------
     Marine Support Services Direct Overhead.......................................        1,214              4,232

Marine Transportation Services:
   Chemical Transportation.........................................................        1,040                879
   Petroleum Product Transportation................................................          296                391
                                                                                     -----------   ----------------
     Marine Transportation Direct Overhead.........................................        1,336              1,270
                                                                                     -----------   ----------------
Total Direct Overhead..............................................................  $     2,550   $          5,502
                                                                                     -----------   ----------------

Fleet Operating EBITDA
Marine Support Services:
   Offshore Energy Support.........................................................  $     9,162   $         27,759
   Offshore & Harbor Towing........................................................        1,007              3,644
                                                                                     -----------   ----------------
     Marine Support Services Fleet EBITDA..........................................       10,169             31,403

Marine Transportation Services:
   Chemical Transportation.........................................................        4,460              3,082
   Petroleum Product Transportation................................................        1,342              1,275
                                                                                     -----------   ----------------
     Marine Transportation Fleet EBITDA............................................        5,802              4,357
                                                                                     -----------   ----------------
Total Fleet EBITDA.................................................................  $    15,971   $         35,760
                                                                                     -----------   ----------------

Corporate Overhead Expense.........................................................        2,555              3,572
                                                                                     -----------   ----------------
EBITDA   ..........................................................................       13,416             32,188
Depreciation and Amortization Expense..............................................        3,679             11,625
                                                                                     -----------   ----------------
Income from Operations.............................................................  $     9,737   $         20,563
                                                                                     ===========   ================

Historical Growth

         Since December 31, 1994, when the Company's fleet consisted of 66 vessels, the Company has completed the acquisition of 203 vessels at an aggregate cost of approximately $694.1 million, including 109 vessels that were acquired between October 1, 1997 and March 16, 1998 at an aggregate cost of $462.3 million. Of the 203 vessels, 168 are offshore energy support vessels and the balance are employed in the Company's offshore and harbor towing operations and marine transportation services. The Company believes the increased size of its vessel fleet will enable it to take further advantage of the strong worldwide demand for marine support and transportation services.

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


                                                                       1997                             1998
                                                     ------------------------------------------      ---------
                                                         Q1         Q2         Q3        Q4              Q1
                                                     ---------  ---------  ---------  ---------      ---------
Number of supply boats at end of period............         19         21         25         26             28
Average supply boat day rates(1)...................  $   6,478  $   7,176  $   7,636  $   8,032      $   8,475
Average supply boat utilization(2).................         87%        90%        91%        93%            86%

Number of crew boats at end of period(3)...........         39         39         39         39             39
Average crew boat day rates(1)(3)..................  $   1,777  $   1,940  $   2,119  $   2,294      $   2,419
Average crew boat utilization(2)(3)................         95%        93%        95%        93%            89%

(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(3)      Excludes utility boats.

         International Operations. The Company derives substantial revenue from international operations primarily under dollar denominated contracts with major international oil companies. Foreign operations are primarily located in the Arabian Gulf and to a lesser extent the waters offshore West Africa and Southeast Asia, and other international locations. Foreign operations represent 35% and 29% of the Company's revenue and income from operations, respectively, for the three months ended March 31, 1998.

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

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. Under the current charter, fuel and port costs are for the account of the charterer, charter hire escalates based upon changes in the consumer price index, and charter hire is suspended while the vessel is unavailable to transport cargo, as when it is undergoing repairs or regularly scheduled maintenance. The charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. In the fourth quarter of 1997, the charter rate was renegotiated and reduced by approximately 6% to reflect the lower current market rate. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with Florida Power & Light Company ("FPLC") and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization.

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

Results of Operations

   Three months ended March 31, 1998 compared with the three months ended March 31, 1997

         Revenue. Revenue increased 118% to $86.5 million for the three months ended March 31, 1998 from $39.7 million for the three months ended March 31, 1997 primarily due to increased revenue in the Company's offshore energy support and offshore and harbor towing operations.

         Revenue from offshore energy operations increased 224% for the three months ended March 31, 1998 primarily due to acquisitions and higher domestic day rates for supply boats and crew boats resulting from increased offshore exploration and production activity. During the 1998 period, domestic day rates for supply boats owned, operated, or managed by the Company increased 31% from the 1997 period, while domestic day rates for crew boats owned, operated, or managed by the Company increased 36% from the 1997 period. As the Company did not have significant international operations during the 1997 period, a period-to-period comparison of international day rates would not be meaningful.

         Offshore and harbor towing revenue increased 154% to $9.5 million for the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997 primarily due to the October 1997 acquisition of Bay Transportation and the March 1998 acquisition of seven harbor towing vessels from Kirby Corporation.

         Revenue from chemical transportation operations remained relatively stable for the three months ended March 31, 1998 compared with the three months ended March 31, 1997.

         Petroleum product transportation revenue increased 24% to $5.4 million for the three months ended March 31, 1998 from $4.3 million for the three months ended March 31, 1997 primarily due to the March 1998 acquisition of two product tankers from Kirby Corporation.

         Operating Expenses. Operating expenses increased 114% to $45.2 million for the three months ended March 31, 1998 from $21.1 million for the three months ended March 31, 1997 primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 52% for the three months ended March 31, 1998 from 53% for the three months ended March 31, 1997 due to the increase in revenues from higher day rates in the offshore energy segment.

         Overhead Expenses. Overhead expenses increased 78% to $9.1 million for the three months ended March 31, 1998 from $5.1 million for the three months ended March 31, 1997 primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 11% for the three months ended March 31, 1998 from 13% for the three months ended

March 31, 1997 due to a significant increase in revenues from acquisitions with a slightly less increase in overhead expenses.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 216% to $11.6 million for the three months ended March 31, 1998 compared with $3.7 million for the three months ended March 31, 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 112% to $20.6 million, or 24% of revenue, for the three months ended March 31, 1998 from $9.7 million, or 25% of revenue, for the three months ended March 31, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 241% to $7.3 million, or 8% of revenue, for the three months ended March 31, 1998 from $2.1 million, or 5% of revenue, for the three months ended March 31, 1997 primarily as a result of the February 1998 senior notes offering and debt incurred in connection with acquisitions.

         Other Income (Expense). Other expense increased to $(1.7) million for the three months ended March 31, 1998 from $(0.3) million for the three months ended March 31, 1997 primarily due to dividend payments relating to the trust convertible preferred securities.

         Net Income. The Company had net income of $6.5 million for the three months ended March 31, 1998 compared to net income of $2.9 million for the three months ended March 31, 1997 primarily as a result of the factors noted above.

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

         In June 1997, the Company completed the Trust Preferred Offering, which resulted in net proceeds to the Company of approximately $111.6 million. Of that amount, approximately $94.2 million was used to repay amounts outstanding under its bank credit facility and $6.0 million was used to repay the $6.0 million note issued in the May 1997 acquisition of 35 offshore energy support vessels. The remaining $11.4 million was used for general corporate purposes.

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

         In February 1998, the Company completed the Senior Note Offering, which resulted in net proceeds to the Company of approximately $291.7 million. Of that amount, $268.0 was used to repay outstanding indebtedness and the balance was available for general corporate purposes.

         In February 1998, the Company entered into an amended and restated revolving credit and term loan agreement (the "Amended Credit Agreement") with Citibank, N.A., as Administrative Agent, and BankBoston, N.A. and BancBoston Securities Inc., as Documentation Agent and Syndication Agent, respectively. The Amended Credit Agreement merged the Company's revolving line of credit and term loan under one agreement and requires that aggregate borrowings thereunder be secured with a portion of the Company's assets, primarily vessels and subsidiary stock, initially having an appraised value of approximately $400.0 million. The Amended Credit Agreement provides for (i) a $175.0 million revolving credit facility that matures February 12, 2003, and (ii) a $150.0 million term loan that matures March 31, 2005, and that is payable in 28 equal quarterly installments commencing on June 30, 1998 and ending on the maturity date. Borrowings under the Amended Credit Agreement bear interest based on a rate tied to the Eurodollar or the higher of (i) the base rate of the Administrative Agent, or (ii) the Federal Funds rate plus 0.5%, at the Company's option, plus a margin based upon the ratio of the Company's consolidated debt to EBITDAR. The effective interest rate under the Amended Credit Agreement was 6.6875% at May 4, 1998. Pursuant to the Amended Credit Agreement, the Company is required to meet certain financial tests and is subject to certain covenants.

         In March 1998, the Company completed the acquisition of two petroleum product tankers and seven tugs operating in the U.S. domestic trade, a topside repair facility and certain related assets for cash of $31.4 million. The purchase price was funded with proceeds of the Senior Note Offering and borrowings under the Amended Credit Agreement.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet, and acquisitions. The Company's outstanding indebtedness under the Amended Credit Agreement at May 4, 1998, was $201.0 million. The Company's principal and interest payment obligations for 1998 are estimated to be approximately $63.8 million, and operating lease obligations for 1998 are estimated to be approximately $4.9 million.

         Capital requirements for vessel maintenance and improvements, including scheduled drydockings, were approximately $20.0 million for 1997, and are expected to be approximately $50.0 million for 1998.

         During 1997, the Company constructed one SDM(TM) at a cost of $5.0 million, one double-hull barge at a cost of $1.0 million, and purchased four additional double-hull barges for an aggregate cost of $2.4 million. These four barges are currently being refurbished for an estimated aggregate cost of $2.6 million and will be deployed in Sun State's operations. In January 1998, the Company completed construction of one supply boat at a cost of $8.2 million. In April 1998, the Company took delivery of two tugs at a cost of $9.1 million, one SDM(TM) at a cost of $5.0 million, and one crew boat at a cost of $2.5 million, and acquired one geophysical vessel for $4.0 million. The Company has contracted for the construction of one additional SDM(TM) at an estimated aggregate cost of approximately $5.0 million with delivery expected in June 1998. The Company has also contracted for the construction of five additional supply boats for delivery in 1998 and 1999 at an estimated aggregate cost of $45.0 million and the construction of a double-skin barge at an estimated cost of $1.2 million for delivery in 1998. The Company has also agreed to purchase for an estimated aggregate cost of $12.6 million, four newly constructed 152-foot crew boats scheduled for delivery in 1998 and 1999. During 1997, the Company formed a joint venture with Aker Marine Contractors, Inc. ("Aker") to construct and operate a 279-foot construction/anchor handling tug/supply vessel. The Company's capital expenditure obligation with respect to such joint venture is currently estimated to be approximately $21.6 million, of which $1.6 million was expended in 1997. The Company expended $4.5 million during the first quarter of 1998 and expects to spend $14.7 million during the remainder of 1998 and $0.8 million in 1999. The Company intends to fund the aggregate cost of the SDM(TM) , the crew boats, the supply boats, the barges, and the construction/anchor handling tug/supply vessel from available working capital, borrowings under the Amended Credit Agreement, lease financing, or a combination of such sources.

         The Company has an 0.8% equity interest in four 45,300 dwt double-hull product carriers that are currently under construction. The aggregate cost of the four carriers is estimated to be $200.0 million, of which a substantial portion is being financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996. The Company has agreed to purchase an additional 25.0% interest during the first half of 1998 at an estimated cost of $12.0 million and has an exclusive option to purchase the remaining 74.2% interest at an estimated cost of $27.4 million.

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

         The Company believes that the remaining proceeds of the cash generated from operations and amounts available under the Amended Credit Agreement will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. The Company also believes that such resources together with the potential future use of debt or equity financing, will allow the Company to pursue its strategy of growth through acquisitions. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

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

          The Company has completed an assessment of their domestic computer systems and is currently completing the installation of a management information system that is year 2000 compliant. The Company is currently assessing the information systems at overseas locations acquired during 1997 and believes it will have to modify or replace portions of its software so that overseas computer systems will function properly with respect to dates in the year 2000 and thereafter. The total expected cost to ensure overseas systems are year 2000 compliant is estimated to range from $3.0 million to $3.5 million.

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

          The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

a.        Exhibits.

          27 - Financial Data Schedule

b. Reports on Form 8-K.

          The Company's Current Report on Form 8-K dated February 13, 1998 reporting on the acquisition of offshore energy support vessels from Care Offshore, Inc., filed with the Securities and Exchange Commission on February 25, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER
-----------------------------------------------------

John J. Krumenacker
Controller and Chief Accounting Officer

Date:  May 15, 1998