Form 10-Q
period 1998-06-30
HVIDE MARINE INC
filed 1998-08-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               For the quarterly period ended June 30, 1998

                      Commission File Number:  0-28732


                           HVIDE MARINE INCORPORATED


State of Incorporation:  Florida              I.R.S. Employer I.D. 65-0524593

                               2200 Eller Drive
                                P.O. Box 13038
                          Ft. Lauderdale, Florida  33316
                                (954) 524-4200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.


                                      Yes      X              No


There were 12,781,783 and 2,547,064 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at August 7, 1998.

HVIDE MARINE INCORPORATED

Quarter ended June 30, 1998

Index
--------------------------------------------------------------------------------


                                                                           Page


Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)................................  1

         Condensed Consolidated Balance Sheets as of
         December 31, 1997 and June 30, 1998.................................. 1

         Condensed Consolidated Income Statements
         for the three and six months ended June 30, 1997 and 1998............ 3

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1997 and 1998.............................. 4

         Notes to Condensed Consolidated Financial Statements................. 5

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................20

Part II.  Other Information

    Item 1.  Legal Proceedings................................................31
    Item 4.  Submission of Matters to a Vote of Security Holders..............31
    Item 6.  Exhibits and Reports on Form 8-K.................................32

    Signature.................................................................33

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Hvide Marine Incorporated and Subsidiaries
                         Condensed Consolidated Balance Sheets
                         (In thousands, except share amounts)

                                                                                  December 31,      June 30,
                                                                                      1997            1998
                                                                                                   (Unaudited)
ASSETS
   Current assets:
      Cash and cash equivalents.................................................  $     14,952   $      22,650
      Accounts receivable:
        Trade, net of allowance for doubtful accounts of $1,093 and
          $1,628, respectively..................................................        36,903          67,811
        Insurance claims and other..............................................         3,234           5,494
      Inventory, spare parts and supplies.......................................         8,162          14,588
      Prepaid expenses..........................................................         3,085           4,829
      Deferred costs, net.......................................................         4,516           8,996
                                                                                  ------------   -------------
          Total current assets..................................................        70,852         124,368

   Property:
      Construction in progress..................................................        42,010          66,496
      Vessels and improvements..................................................       492,070         792,098
          Less accumulated depreciation.........................................       (45,463)        (66,934)
      Furniture and equipment...................................................         7,366          11,677
          Less accumulated depreciation.........................................        (1,625)         (2,432)
                                                                                  ------------   -------------
             Net property.......................................................       494,358         800,905

   Other assets:
      Deferred costs, net.......................................................         9,580          21,129
      Investment in affiliates..................................................         1,627          20,530
      Goodwill, net.............................................................        25,361          84,244
      Deposits and other........................................................         2,783           1,726
                                                                                  ------------   -------------
          Total other assets....................................................        39,351         127,629
                                                                                  ------------   -------------
             Total .............................................................  $    604,561   $   1,052,902
                                                                                  ============   =============




                            See accompanying notes.

                      Hvide Marine Incorporated and Subsidiaries
                        Condensed Consolidated Balance Sheets
                        (In thousands, except share amounts)


                                                                                 December 31,        June 30,
                                                                                    1997              1998
                                                                                -------------   --------------
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Current maturities of long-term debt......................................   $       7,534   $       29,047
   Current obligations under capital leases..................................           1,714            2,102
   Accounts payable..........................................................          17,187           15,303
   Accrued interest payable..................................................             826            9,964
   Other.....................................................................          17,801           24,353
                                                                                -------------   --------------
       Total current liabilities.............................................          45,062           80,769

Long-term liabilities:
   Long-term debt, less current portion......................................         177,573          553,959
   Obligations under capital leases, less current portion....................          10,726           19,483
   Deferred income taxes.....................................................          25,649           30,934
   Other.....................................................................           3,269            6,106
                                                                                -------------   --------------
     Total long-term liabilities.............................................         217,217          610,482
                                                                                -------------   --------------
     Total liabilities.......................................................         262,279          691,251
Company-obligated  mandatorily  redeemable  preferred  securities issued by a subsidiary trust holding solely debentures issued
   by the Company............................................................         115,000          115,000
Minority partners' equity in subsidiaries....................................           2,295            5,095
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value authorized 10,000,000 shares,
     issued and outstanding, none............................................              --               --
   Class A Common Stock--$.001 par value, authorized 100,000,000
     shares, issued and outstanding, 12,382,435 and 12,420,654...............              12               12
   Class B Common Stock--$.001 par value, authorized 5,000,000
     shares, issued and outstanding, 2,906,465...............................               3                3
   Additional paid-in capital................................................         195,522          196,169
   Retained earnings.........................................................          29,450           45,372
                                                                                -------------   --------------
     Total stockholders' equity..............................................         224,987          241,556
                                                                                -------------   --------------
     Total stockholders' equity and minority partners' equity in
       subsidiaries .........................................................         227,282          246,651
                                                                                -------------   --------------
         Total...............................................................   $     604,561   $    1,052,902
                                                                                =============   ==============




                             See accompanying notes.

                     Hvide Marine Incorporated and Subsidiaries
                      Condensed Consolidated Income Statements
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                        --------------------------      ------------------------
                                                            1997          1998             1997          1998
                                                        -------------  -----------     ------------  -----------
                                                                  (In thousands, except per share data)
Revenues..............................................  $    46,295    $   109,332      $    85,947   $  195,817

Operating Expenses:
   Crew payroll and benefits..........................       11,275         23,461           21,094       42,548
   Charter hire and bond guarantee fee................        2,386          4,837            3,889        8,466
   Repairs and maintenance............................        3,248          8,030            6,369       14,675
   Insurance..........................................        2,180          3,465            4,242        6,355
   Consumables........................................        2,947          8,502            5,132       15,231
   Other..............................................        3,150          9,448            5,591       15,691
                                                        -----------    -----------      -----------   ----------
     Total operating expenses.........................       25,186         57,743           46,317      102,966
Selling, general and administrative
     expenses.........................................        5,947         11,222           11,052       20,296
Depreciation and amortization.........................        4,173         12,246            7,852       23,871
                                                        -----------    -----------      -----------   ----------
   Income from operations.............................       10,989         28,121           20,726       48,684
Interest, net.........................................        2,007         11,088            4,146       18,380
Other income (expense):
   Minority interest and equity in earnings
     of subsidiaries..................................           63         (1,678)              (6)      (3,425)
   Other..............................................           34            (78)            (152)         (15)
                                                        -----------    -----------      -----------   ----------
     Total other income (expense).....................           97         (1,756)            (158)      (3,440)
                                                        -----------    -----------      -----------   ----------
Income before provision for
   income taxes and extraordinary item................        9,079         15,277           16,422       26,864
Provision for income taxes............................        3,359          5,805            6,076       10,208
                                                        -----------    -----------      -----------   ----------
Income before extraordinary item......................        5,720          9,472           10,346       16,656
Loss on early extinguishment of debt, net
   of income tax benefit of $222,
   $1,252 and $413, respectively......................          378             --            2,132          734
                                                        -----------    -----------      -----------   ----------
    Net income........................................  $     5,342    $     9,472      $     8,214   $   15,922
                                                        ===========    ===========      ===========   ==========
Earnings (loss) per common share:
 Income before extraordinary item.....................  $      0.38    $      0.62      $      0.72   $     1.09
 Loss on early extinguishment of debt.................        (0.03)            --            (0.15)       (0.05)
                                                        -----------    -----------      -----------   ----------
    Net income per common share.......................  $      0.35    $      0.62      $      0.57   $     1.04
                                                        ===========    ===========      ===========   ==========
Earnings (loss) per common share - assuming dilution:
 Income before extraordinary item.....................  $      0.37    $      0.55      $      0.71   $     0.97
 Loss on early extinguishment of debt.................        (0.02)            --            (0.14)       (0.04)
                                                        -----------    -----------      -----------   ----------
   Net income per common share - assuming dilution....  $      0.35    $      0.55      $      0.57   $     0.93
                                                        ===========    ===========      ===========   ==========

Weighted average common shares outstanding............       15,131         15,308           14,306       15,299
                                                        ===========    ===========      ===========   ==========

Weighted average common and common equivalent shares
    outstanding - assuming dilution ..................       15,492         19,475           14,607       19,503
                                                        ===========    ===========      ===========  ===========




                          See accompanying notes.

                      Hvide Marine Incorporated and Subsidiaries
                    Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                           1997        1998
                                                                                            (In thousands)
Operating Activities:
   Net income........................................................................   $   8,214   $  15,922

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
      Loss on early extinguishment of debt, net......................................       2,132         734
      Depreciation and amortization..................................................       7,852      23,871
      Provision for bad debts........................................................         262         546
      Loss on disposal of property...................................................          12          --
      Amortization of drydocking costs...............................................       2,447       5,738
      Amortization of discount on long-term debt and financing costs.................           5         555
      Provision for deferred taxes...................................................       5,868       7,156
      Minority partners' equity in (losses) earnings of subsidiaries, net............         (30)         52
      Undistributed losses (earnings) of affiliates, net.............................          36        (366)
      Other non-cash items...........................................................         276          82
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Accounts receivable............................................................      (8,218)    (33,713)
      Current and other assets.......................................................      (6,667)    (10,720)
      Accounts payable and other liabilities.........................................      (5,005)     16,089
                                                                                        ---------   ---------
        Net cash provided by operating activities....................................       7,184      25,946

Investing Activities:
   Purchase of property..............................................................     (17,743)    (51,735)
   Proceeds from disposal of property................................................       1,633          --
   Capital contribution to affiliates................................................        (145)    (18,537)
   Acquisitions, net of $2,819 and $943 escrow deposit used, respectively............     (85,305)   (337,635)
                                                                                        ---------   ---------
        Net cash used in investing activities........................................    (101,560)   (407,907)

Financing Activities:
   Repayment of short-term borrowings, net...........................................      (8,000)         --
   Proceeds from long-term debt......................................................      42,210     383,700
   Proceeds from issuance of senior notes, net of offering costs.....................          --     292,500
   Repayments of long-term debt......................................................    (134,640)   (285,801)
   Payment of debt and other financing costs.........................................        (630)       (247)
   Payment of obligations under capital leases.......................................        (676)       (880)
   Payment of notes payable to related parties.......................................        (178)         --
   Proceeds from issuance of common stock, net of offering costs in 1997.............      93,520         387
   Proceeds from issuance of preferred securities, net of offering costs.............     111,521          --
                                                                                        ---------   ---------
      Net cash provided by financing activities......................................     103,127     389,659
                                                                                        ---------   ---------

Increase in cash and cash equivalents................................................       8,751       7,698

Cash and cash equivalents at beginning of period.....................................       9,617      14,952
                                                                                        ---------   ---------
Cash and cash equivalents at end of period...........................................   $  18,368   $  22,650
                                                                                        =========   =========

Supplemental schedule of noncash investing and financing activities:
   Capital leases assumed in the acquisition of vessels                                 $      --   $  10,025
                                                                                        =========   =========
   Capital stock issued to acquire vessels...........................................   $   3,650   $      --
                                                                                        =========   =========
   Notes payable issued to acquire vessels...........................................   $   6,000   $      --
                                                                                        =========   =========


                             See accompanying notes.

                    HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   June 30, 1998
                                   (Unaudited)

1.  Basis of Presentation

         The interim consolidated financial statements in this Report are unaudited. In accordance with the rules and regulations of the Securities and Exchange Commission ("Commission"), certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"). The interim consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments were of a normal recurring nature. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform to the current periods' basis of presentation. The results of operations for the three- and six-month interim periods ended June 30, 1998 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1998.

2.  Offerings of Equity Securities

         In August 1996, the Company completed an initial public offering (the "IPO") of 7,000,000 shares of its Class A Common Stock at $12.00 per share. The net proceeds to the Company were approximately $74.8 million, after deducting underwriting commissions and other offering expenses. A portion of the net proceeds was used to repay certain indebtedness that was outstanding prior to the IPO and for the cash portion of the purchase price of certain acquisitions consummated subsequent to the IPO. In September 1996, the underwriters' over-allotment option was exercised in part, pursuant to which an additional 159,000 shares were issued. The net proceeds of approximately $1,774,000 were used by the Company to repay certain outstanding indebtedness. In addition, in August 1996, the Company issued 182,000 and 1,188,000 shares of Class A and Class B Common Stock, respectively, in payment of certain outstanding indebtedness.

         In February 1997, the Company completed a second public offering (the "Second Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were approximately $94.3 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was used to fund the purchase of one crew boat in the fourth quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats put into service during the fourth quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of the vessels to be constructed.

     In June 1997, the Company completed a private offering (the "Private Offering") of 2,300,000 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities"). The Preferred Securities were issued by Hvide Capital Trust (the "Trust"), a 100%-owned subsidiary of the Company. The Trust was formed for the sole purposes of issuing the Preferred Securities and investing the proceeds from their sale in $115.0 million principal amount of 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures") issued by the Company. The net proceeds to the Company were approximately $111.6 million after deducting underwriting commissions and other offering expenses. Of such amount, approximately $94.2 million was used to repay principal and interest outstanding under the Company's existing credit facility, and $6.0 million was used to repay other indebtedness. The remaining $11.4 million was available for general corporate purposes.

         Holders of the Preferred Securities are entitled to receive preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2% of the liquidation preference of $50 per Preferred Security, accruing from the date of the original issuance of the Preferred Securities and payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 1997. The distribution rate and the distribution and other payment dates for the Preferred Securities correspond to the interest rate and interest and other payment dates for the Debentures, which are the sole assets of the Trust.

         The Preferred Securities are convertible, prior to the maturity date of the Debentures or, in the case of Preferred Securities called for redemption, prior to the close of business on the business day prior to the redemption date, at the option of the holder, into shares of Class A Common Stock at the rate of
1.7544 shares of Class A Common Stock for each Preferred Security (equivalent to a conversion price of $28.50 per share of Class A Common Stock), subject to adjustment in certain circumstances.

3.  Debt

         Long-term debt consisted of the following (in thousands):

                                                                               December 31,   June 30,
                                                                                   1997          1998
                                                                                ----------   -----------
                                                                                              (Unaudited)
        Borrowings outstanding under lines of credit                            $  135,000   $    92,000
        Term Loan............................................................           --       144,643
        Senior Note..........................................................           --       300,000
        Title XI Debt........................................................       42,162        39,431
        Notes payable........................................................        7,945         6,932
                                                                                ----------   -----------
                                                                                   185,107       583,006
        Less:  Current maturities............................................       (7,534)      (29,047)
                                                                                ----------   -----------
                                                                                $  177,573   $   553,959
                                                                                ==========   ===========

        In February 1998, the Company completed an offering of $300.0 million of senior notes (the "Senior Notes"). The net proceeds to the Company were approximately $291.7 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $268.0 million was used to repay outstanding indebtedness and approximately $23.7 million was used for general corporate purposes. Interest on the Senior Notes accrues at the rate of 83/8% per annum, payable semi-annually in arrears commencing on August 15, 1998. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of the Company on or after February 15, 2003.

        In September 1997, the Company entered into a credit agreement (the "Credit Agreement") that provided for a $175.0 million revolving line of credit through September 1999, at which time availability was to decrease $6.0 million per quarter through September 2002. In addition, in November 1997 the Company entered into a term loan agreement (the "Term Loan Agreement") that provided for $300.0 million of term loans to fund the cash portion of specified future acquisitions. Advances under the Term Loan Agreement could be drawn at any time prior to April 1998 and were to have been payable in 28 quarterly installments from June 1998 through March 2005. Interest on borrowings under the Credit Agreement and the Term Loan Agreement was based on one of two rates, at the Company's election from time to time, plus a margin based on the Company's compliance with certain financial ratios.

        In February 1998, upon receipt of the proceeds from the Senior Notes, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Amended Credit Agreement"), which merged the Credit Agreement and the Term Loan Agreement and resulted in their termination. The Amended Credit Agreement provides for a $175.0 million revolving line of credit maturing in February 2003 and a $150.0 million term loan payable in 28 equal installments from June 1998 through March 2005. Borrowings under the Amended Credit Agreement are secured by Company-owned vessels, which must have an appraised value of at least $400.0 million, and by certain other assets relating to such vessels, including accounts receivable, spare parts, fuel and supplies. Interest on borrowings under the Amended Credit Agreement bear interest at the same rates as borrowings under the Credit Agreement and the Term Loan Agreement. At June 30, 1998, the Company's outstanding indebtedness under the Amended Credit Agreement was approximately $236.6 million.

4.  Income Taxes

        For the six months ended June 30, 1997 and 1998, the provision for income taxes was computed using an estimated annual effective tax rate of 37% and 38%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

5.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share before extraordinary item (in thousands, except per share amounts):

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                      June 30,
                                                        --------------------------     -------------------------
                                                            1997          1998             1997          1998
                                                        -------------  -----------     ------------  -----------
Numerator:
   Income before extraordinary item ..................  $     5,720    $     9,472      $    10,346   $   16,656
                                                         ----------     ----------       ----------    ---------
   Numerator for basic earnings per share--income
      available to common shareholders................        5,720          9,472           10,346       16,656

Effect of dilutive securities:
   Payments on convertible preferred securities.......           39          1,159               39        2,317
                                                         ----------     ----------       ----------    ---------

Numerator for diluted earnings per share --
   income available to common shareholders
   after assumed conversion...........................  $     5,759    $    10,631      $    10,385   $   18,973
                                                        ===========    ===========      ===========   ==========

Denominator:
   Denominator for basic earnings per share --
   weighted average shares............................       15,131         15,308           14,306       15,299

Effect of dilutive securities:
   Convertible preferred securities...................          133          4,035               67        4,035
   Deferred compensation..............................           --             13               --            7
   Stock options......................................          228            119              234          162
                                                        -----------    -----------      -----------   ----------
Dilutive potential common shares......................          361          4,167              301        4,204
Denominator for diluted earnings per share--
   adjusted weighted average shares and assumed
   conversions........................................       15,492         19,475           14,607       19,503
                                                        ===========    ===========      ===========   ==========

Earnings per share before extraordinary item..........  $      0.38    $      0.62      $      0.72   $     1.09
                                                         ==========     ==========      ===========    =========

Earnings per share before extraordinary item --
   assuming dilution..................................  $      0.37    $      0.55      $      0.71   $     0.97
                                                        ===========    ===========      ===========   ==========

6.  Change in Useful Lives of Marine Vessels

         During the second quarter of 1998, the Company conducted a global review of its vessels and equipment. As a result of this review, the Company changed the estimated useful lives of offshore energy support vessels. This change increased net income by approximately $0.7 million, or $0.04 per share, on a diluted basis, for the six months ended June 30, 1998.

7.  Acquisitions

         In February 1998, the Company acquired a fleet of 37 offshore energy support vessels, operating primarily offshore West Africa and Southeast Asia, which now operate as Seabulk Offshore Operators,

Inc. ("SOOP"), for a purchase price of approximately $291.6 million. The acquisition was accounted for under the purchase method and, based upon a preliminary allocation of the purchase price, resulted in costs in excess of net assets acquired of approximately $60.5 million, which is being amortized on a straight-line basis over 30 years.

         In March 1998, the Company acquired seven harbor tugs, two petroleum product carriers, and a topside repair facility for a purchase price of $31.4 million.

         During the first six months of 1998, the Company also acquired four vessels under various asset purchase agreements for an aggregate consideration of approximately $15.6 million and completed the construction of three vessels.

         In May 1997, the Company acquired substantially all of the assets of an entity, which now operates as Seabulk Offshore International, Inc. ("SOII"), in a transaction accounted for as a purchase. The consideration, valued at $58.7 million, consisted of $49.0 million cash, the issuance of a $6.0 million note payable and the issuance of 141,760 shares of Class A Common Stock valued by the Company at approximately $3.7 million. The fair value of net assets acquired approximated the purchase price paid by the Company.

         In October 1997, the Company acquired 100% of the outstanding common stock of Bay Transportation Corporation ("Bay") for $36.5 million in cash and the assumption of approximately $20.6 million of debt. The purchase agreement provided for additional consideration based on specified changes in the working capital of Bay, which resulted in the payment of approximately $500,000 in January 1998. The acquisition was accounted for under the purchase method and, based upon a preliminary allocation of the purchase price, resulted in costs in excess of net assets acquired of approximately $17.4 million, which is being amortized on a straight-line basis over 37.5 years.

         The operations of the acquired vessels and businesses are included in the accompanying condensed consolidated income statements for periods subsequent to their acquisition dates.

         The  Company's  unaudited  pro  forma  condensed   consolidated  income
statements, assuming the acquisition of SOOP had occurred on January 1, 1997, are summarized as follows (in thousands, except per share amounts):

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                     1997          1998
                                                                                 ------------  -------------
         Revenues............................................................    $    113,960  $     203,405
         Income before extraordinary item....................................           3,905         16,722
         Net income..........................................................           1,773         15,988

         Diluted earnings per common share, before
          extraordinary item.................................................            0.27           0.98
         Diluted earnings per common share...................................            0.12           0.94

         This pro forma information does not purport to be indicative of the results which may have been obtained had the acquisition been consummated at the date assumed.

8.  Extraordinary Item

         In the  first  six  months  of  1997  and  1998,  the  Company  prepaid
approximately   $126.7  million  and  $268.0  million,   respectively,   of  its
outstanding debt. As a result, the Company recorded extraordinary losses of approximately $2.1 million and $0.7 million, respectively, for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1.3 million and $0.4 million, respectively.

9.  Equity Investment in Affiliate

         In June 1998, at a cost of $18.5 million, the Company increased its equity investment in five 45,300 dwt double-hull product carriers currently under construction from 0.8% to 50.8%. The affiliate is accounted for under the equity method rather than being consolidated as it is management's intention to maintain such level of interest on a temporary basis.

10.  Supplemental Condensed Consolidating Financial Information (unaudited)

         The $300 million Senior Notes described in Note 3 are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes. Accordingly, the following is summarized condensed consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries (combined), the non-guarantor subsidiaries (combined) and eliminations. The guarantor subsidiaries are wholly owned subsidiaries of the Company, and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

                Condensed Consolidating Balance Sheet (unaudited)
                                (In thousands)

                                                                December 31, 1997
                                                      Guarantor    Non-guarantor                 Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations     Total
Assets
Current assets
  Cash and cash equivalents......   $       2,510  $      12,442  $           --  $          --  $      14,952
  Accounts receivable:
    Trade, net...................           3,460         34,096              --           (653)        36,903
    Insurance claims and other...             471          2,763              --             --          3,234
  Inventory, spare parts and
    supplies ....................           2,498          5,671              --             (7)          8,162
  Prepaid expenses...............             819          2,261               5             --          3,085
  Deferred costs (net)...........           2,300          2,216              --             --          4,516
                                    -------------  -------------  --------------  -------------  -------------
    Total current assets.........          12,058         59,449               5           (660)        70,852
Property (net)...................          89,925        403,035           3,611         (2,213)       494,358
Other assets:
  Deferred costs (net)...........           2,903          2,919           3,758             --          9,580
  Due from affiliates............         161,385       (160,779)           (320)            --            286
  Investments in affiliates......         278,908        584,436           2,708       (864,425)         1,627
  Goodwill (net).................              --         25,361              --             --         25,361
  Other..........................           1,304          1,193         118,557(1)    (118,557)         2,497
                                    -------------  -------------  --------------   ------------  -------------
    Total other assets...........         444,500        453,130         124,703       (982,982)        39,351
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $     546,483  $     915,614  $      128,319  $    (985,855) $     604,561
                                    =============  =============  ==============  -------------  =============

Liabilities and Stockholders' Equity Current liabilities:
  Current maturities of long-term
    debt.........................   $       6,693  $         841  $           --  $          --  $       7,534
  Current obligations under
    capital leases...............             356          1,358              --             --          1,714
  Accounts payable...............           3,046         14,141              --             --         17,187
  Other..........................           7,063         12,272              --           (708)        18,627
                                    -------------  -------------  --------------  -------------  -------------
    Total current liabilities....          17,158         28,612              --           (708)        45,062
Long-term liabilities:
  Long-term debt.................         279,507         16,623              --       (118,557)       177,573
  Obligations under capital
     leases......................           4,986          5,740              --             --         10,726
  Deferred income taxes..........          18,577          7,072              --             --         25,649
  Other..........................           1,268          2,001              --             --          3,269
                                    -------------  -------------  --------------  -------------  -------------
    Total long-term liabilities..         304,338         31,436              --       (118,557)       217,217
                                    -------------  -------------  --------------  -------------  -------------
    Total liabilities............         321,496         60,048              --       (119,265)       262,279
Company-obligated mandatorily
  redeemable preferred securities
  issued by a subsidiary trust
  holding solely debentures
  issued by the
  Company........................              --             --         115,000             --        115,000
Minority partners' equity in sub-
  sidiaries......................              --             --              --          2,295          2,295
Stockholders' equity.............         224,987        855,566          13,319       (868,885)       224,987
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $     546,483  $     915,614  $      128,319  $    (985,855) $     604,561
                                    =============  =============  ==============  -------------  =============


(1)     Represents receivable of debentures by the Company held by the Trust.

                Condensed Consolidating Balance Sheet (unaudited)
                              (In thousands)

                                                                  June 30, 1998
                                                      Guarantor    Non-guarantor                 Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations       Total
Assets
Current assets
  Cash and cash equivalents......   $       3,263  $      17,364  $        2,023  $          --  $      22,650
  Accounts receivable:
    Trade, net...................           6,084         60,438           1,947           (658)        67,811
    Insurance claims and other...           1,192          4,285              17             --          5,494
  Inventory, spare parts and
    supplies ....................           2,498         12,205             460           (575)        14,588
  Prepaid expenses...............           1,956          1,065           1,808             --          4,829
  Deferred costs (net)...........           3,370          5,152             474             --          8,996
                                    -------------  -------------  --------------  -------------  -------------
    Total current assets.........          18,363        100,509           6,729         (1,233)       124,368
Property (net)...................         111,761        641,260          49,814         (1,930)       800,905
Other assets:
  Deferred costs (net)...........          10,499          6,441           4,189             --         21,129
  Due from affiliates............         170,779       (168,419)         (2,196)            --            164
  Investments in affiliates......         674,226        623,556          26,239     (1,303,491)        20,530
  Goodwill (net).................              --         84,224              20             --         84,244
  Other..........................             550            922         118,647(1)    (118,557)         1,562
                                    -------------  -------------  --------------   ------------  -------------
    Total other assets...........         856,054        546,724         146,899     (1,422,048)       127,629
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $     986,178  $   1,288,493  $      203,442  $  (1,425,211) $   1,052,902
                                    =============  =============  ==============  =============  =============

Liabilities and Stockholders' Equity Current liabilities:
  Current maturities of long-term
    debt.........................   $      28,198  $         849  $           --  $          --  $      29,047
  Current obligations under capital
    leases.......................             699          1,403              --             --          2,102
  Accounts payable...............           1,597         12,680           1,026             --         15,303
  Other..........................          17,062         15,931           2,036           (712)        34,317
                                    -------------  -------------  --------------  -------------  -------------
    Total current liabilities....          47,556         30,863           3,062           (712)        80,769
Long-term liabilities:
  Long-term debt.................         656,317         16,199              --       (118,557)       553,959
  Obligations under capital
     leases......................          14,457          5,026              --             --         19,483
  Deferred income taxes..........          23,862          7,072              --             --         30,934
  Other..........................           2,430          3,676              --             --          6,106
                                    -------------  -------------  --------------  -------------  -------------
    Total long-term liabilities..         697,066         31,973              --       (118,557)       610,482
                                    -------------  -------------  --------------  -------------  -------------
    Total liabilities............         744,622         62,836           3,062       (119,269)       691,251
Company-obligated mandatorily
  redeemable preferred securities
  issued by a subsidiary trust holding
  solely debentures issued by the
  Company........................              --             --         115,000             --        115,000
Minority partners' equity in sub-
  sidiaries......................              --             --              --          5,095          5,095
Stockholders' equity.............         241,556      1,225,657          85,380     (1,311,037)       241,556
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $     986,178  $   1,288,493  $      203,442  $  (1,425,211) $   1,052,902
                                    =============  =============  ==============  =============  =============



(1) Represents primarily receivable of debentures issued by the Company held by the Trust.

               Condensed Consolidating Income Statement (unaudited)
                                  (In thousands)

                                                        Three Months Ended June 30, 1997
                                                      Guarantor    Non-guarantor                 Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations   Total

Revenues.........................   $      12,650  $      46,688  $           --  $     (13,043) $      46,295
Operating expenses:
  Crew payroll and benefits......           4,111          7,164              --             --         11,275
  Charter hire and bond
    guarantee fee................           1,048         12,982              --        (11,644)         2,386
  Repairs and maintenance........           1,296          1,952              --             --          3,248
  Insurance......................             658          1,522              --             --          2,180
  Consumables....................             739          2,208              --             --          2,947
  Other..........................             627          2,529              --             (6)         3,150
                                    -------------  -------------  --------------  -------------  -------------
  Total operating expenses.......           8,479         28,357              --        (11,650)        25,186
Selling, general and
 administrative expenses.........           3,411          2,786              --           (250)         5,947
Depreciation and amortization....           1,581          2,592              --             --          4,173

  Income (loss) from operations..            (821)        12,953              --         (1,143)        10,989
Interest, net....................           1,221            828             (42)            --          2,007
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....   $      10,999  $      26,710  $          (62) $     (37,584) $          63
  Other..........................             124         (1,233)             --          1,143             34
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          11,123         25,477             (62)       (36,441)            97
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item..........................           9,081         37,602             (20)       (37,584)         9,079
Provision for income taxes.......           3,359             --              --             --          3,359
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................           5,722         37,602             (20)       (37,584)         5,720
Loss on early extinguishment of
  debt  .........................             378             --              --             --            378
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $       5,344  $      37,602  $          (20) $     (37,584) $       5,342
                                    =============  =============  ==============  =============  =============

                 Condensed Consolidating Income Statement (unaudited)
                                 (In thousands)

                                                        Three Months Ended June 30, 1998
                                                      Guarantor    Non-guarantor                 Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations      Total
Revenues.........................   $      19,990  $     121,184  $        5,069  $     (36,911) $     109,332
Operating expenses:
  Crew payroll and benefits......           5,635         17,076             936           (186)        23,461
  Charter hire and bond guarantee
    fee..........................             827         18,346             161        (14,497)         4,837
  Repairs and maintenance........           2,356          4,335           1,339             --          8,030
  Insurance......................             541          2,775             149             --          3,465
  Consumables....................           1,962          6,322             372           (154)         8,502
  Other..........................           2,525          7,041             162           (280)         9,448
                                    -------------  -------------  --------------  -------------  -------------
    Total operating expenses.....          13,846         55,895           3,119        (15,117)        57,743
Selling, general and administrative
 expenses........................           4,749          7,728              21         (1,276)        11,222
Depreciation and amortization....           2,184          9,845             217             --         12,246
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) from operations....            (789)        47,716           1,712        (20,518)        28,121
Interest, net....................          12,376            574          (1,862)            --         11,088
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....   $      28,435  $      32,708  $       (1,865) $     (60,956) $      (1,678)
  Other..........................              10        (21,603)          1,275         20,240            (78)
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          28,445         11,105            (590)       (40,716)        (1,756)
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item..........................          15,280         58,247           2,984        (61,234)        15,277
Provision for income taxes.......           5,805             --              --             --          5,805
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................           9,475         58,247           2,984        (61,234)         9,472
Loss on early extinguishment of
  debt  .........................              --             --              --             --             --
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $       9,475  $      58,247  $        2,984  $     (61,234) $       9,472
                                    =============  =============  ==============  =============  =============

                 Condensed Consolidating Income Statement (unaudited)
                                   (In thousands)

                                                         Six Months Ended June 30, 1997
                                                      Guarantor    Non-guarantor                 Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations      Total
Revenues.........................   $      25,374  $      87,585  $           --  $     (27,012) $      85,947
Operating expenses:
  Crew payroll and benefits......           7,868         13,226              --             --         21,094
  Charter hire and bond guarantee
    fee..........................           2,065         27,437              --        (25,613)         3,889
  Repairs and maintenance........           2,633          3,736              --             --          6,369
  Insurance......................           1,253          2,989              --             --          4,242
  Consumables....................           1,277          3,855              --             --          5,132
  Other..........................           1,140          4,461              --            (10)         5,591
                                    -------------  -------------  --------------  -------------  -------------
    Total operating expenses.....          16,236         55,704              --        (25,623)        46,317
Selling, general and administrative
 expenses........................           6,452          4,846              --           (246)        11,052
Depreciation and amortization....           3,147          4,705              --             --          7,852
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) from operations....            (461)        22,330              --         (1,143)        20,726
Interest, net....................           2,659          1,529             (42)            --          4,146
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....   $      19,482  $      47,546  $          (62) $     (66,972)            (6)
  Other..........................              60         (1,355)             --          1,143           (152)
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          19,542         46,191             (62)       (65,829)          (158)
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item..........................          16,422         66,992             (20)       (66,972)        16,422
Provision for income taxes.......           6,076             --              --             --          6,076
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................          10,346         66,992             (20)       (66,972)        10,346
Loss on early extinguishment of
  debt  .........................           2,132             --              --             --          2,132
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $       8,214  $      66,992  $          (20) $     (66,972) $       8,214
                                    =============  =============  ==============  =============  =============

                Condensed Consolidating Income Statement (unaudited)
                                  (In thousands)

                                                         Six Months Ended June 30, 1998
                                                      Guarantor    Non-guarantor                 Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations   Total
Revenues.........................   $      33,359  $     219,408  $        6,861  $     (63,811) $     195,817
Operating expenses:
  Crew payroll and benefits......           9,893         31,598           1,243           (186)        42,548
  Charter hire and bond guarantee
    fee..........................           1,787         33,035             215        (26,571)         8,466
  Repairs and maintenance........           4,298          9,983             394             --         14,675
  Insurance......................           1,027          5,157             171             --          6,355
  Consumables....................           2,695         12,220             513           (197)        15,231
  Other..........................           3,019         12,728             231           (287)        15,691
                                    -------------  -------------  --------------  -------------  -------------
    Total operating expenses.....          22,719        104,721           2,767        (27,241)       102,966
Selling, general and administrative
 expenses........................           9,055         13,294             551         (2,604)        20,296
Depreciation and amortization....           3,804         19,491             576             --         23,871
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) from operations....          (2,219)        81,902           2,967        (33,966)        48,684
Interest, net....................          21,079          1,024          (3,723)            --         18,380
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....          50,139         68,783          (3,728)      (118,619)        (3,425)
  Other..........................              23        (31,891)         (1,828)        33,681            (15)
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          50,162         36,892          (5,556)       (84,938)        (3,440)
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item..........................          26,864        117,770           1,134       (118,904)        26,864
Provision for income taxes.......          10,208             --              --             --         10,208
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................          16,656        117,770           1,134       (118,904)        16,656
Loss on early extinguishment of
  debt  .........................             734             --              --             --            734
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $      15,922  $     117,770  $        1,134  $    (118,904) $      15,922
                                    =============  =============  ==============  =============  =============

            Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (In thousands)

                                                                    Six Months Ended June 30, 1997
                                                                     Guarantor    Non-guarantor              Consolidated
                                                      Parent       Subsidiaries   Subsidiaries  Eliminations    Total
Operating Activities:
Net Income (loss) ...............................    $   8,214     $  66,992     $      (20)   $ (66,972)   $    8,214

Adjustments to reconcile net income
 (loss) to net cash provided (used)
  by operating activities:
  Loss on extinguishment of
   debt, net ....................................        2,132          --            --            --           2,132
  Depreciation and amortization .................        3,147         4,705          --            --           7,852
  Provision for bad debts .......................           57           205          --            --             262
  Loss on disposal of property ..................         --              12          --            --              12
  Amortization of drydocking
   costs ........................................        1,433         1,014          --            --           2,447
  Amortization discount on long-
    term debt and financing costs ...............            5          --            --            --               5
  Provision for deferred taxes ..................        5,868          --            --            --           5,868
  Minority partners' equity in
    earnings (losses) of subsidiaries,
    net .........................................         --            --              62           (92)          (30)
  Undistributed (earnings) losses
    of affiliates, net ..........................      (19,482)      (47,546)         --          67,064            36
  Other non-cash items ..........................          276          --            --            --             276
  Changes in operating assets and
    liabilities, net of effect of
    acquisitions:
  Accounts receivable ...........................         (511)       (7,711)         --               4        (8,218)
  Current and other assets ......................      112,181        (6,116)     (111,563)       (1,169)       (6,667)
  Accounts payable and other
   liabilities ..................................       (5,115)       (1,055)         --           1,165        (5,005)
                                                     ---------     ---------     ---------     ---------     ---------
    Net cash provided (used) by operating
     activities .................................      108,205        10,500      (111,521)         --           7,184
Investing Activities:
  Purchase of property ..........................       (7,164)      (10,579)         --            --         (17,743)
  Proceeds from disposal of property ............         --           1,633          --            --           1,633
  Capital contribution to affiliates ............         (145)         --            --            --            (145)
  Acquisitions, net .............................      (85,305)         --            --            --         (85,305)
                                                      ---------     ---------     ---------     ---------     ---------
    Net cash used in investing
     activities .................................      (92,614)       (8,946)         --            --        (101,560)

Financing Activities:
  Repayment of short-term
   borrowings, net ..............................       (8,000)         --            --            --          (8,000)
  Proceeds from long-term debt ..................       42,210          --            --            --          42,210
  Repayments of long-term debt ..................     (134,640)         --            --            --        (134,640)
  Payment of debt and other
   financing costs ..............................         (630)         --            --            --            (630)
  Payment of obligations under
   capital leases ...............................          (86)         (590)         --            --            (676)
  Payment of notes to related parties ...........         (178)         --            --            --            (178)
  Proceeds from issuance of common
   stock, net of offering costs .................       93,520          --            --            --          93,520
  Proceeds from issuance of preferred
   securities, net of offering costs ............         --            --         111,521          --         111,521
                                                      ---------     ---------     ---------     ---------     ---------
    Net cash (used) provided by financing
     activities .................................       (7,804)         (590)      111,521          --         103,127

Increase in cash and cash equivalents ...........        7,787           964          --            --           8,751

Cash and cash equivalents at beginning
 of period ......................................        7,238         2,379          --            --           9,617
                                                     ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at end of
 period .........................................    $  15,025     $   3,343     $    --       $    --       $  18,368
                                                     =========     =========     =========     =========     =========


               Condensed Consolidating Statement of Cash Flows (unaudited)
                                     (In thousands)

                                                                             Six Months Ended June 30, 1998
                                                                           Guarantor     Non-guarantor                 Consolidated
                                                            Parent       Subsidiaries    Subsidiaries   Eliminations        Total
Operating Activities:
Net Income (loss) ..................................      $  15,922       $ 117,770       $   1,134       $(118,904)      $  15,922

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
  operating activities:
  Loss on extinguishment of
   debt, net .......................................            734            --              --              --               734
  Depreciation and amortization ....................          3,803          19,492             576            --            23,871
  Provision for bad debts ..........................             33             513            --              --               546
  Amortization of drydocking
   costs ...........................................          1,815           3,841              82            --             5,738
  Amortization discount on long-
    term debt and financing costs ..................            425            --               130            --               555
  Provision for deferred taxes .....................          7,156            --              --              --             7,156
  Minority partners' equity in
    earnings of subsidiaries, net ..................           --              --              --                52              52
  Undistributed (earnings) losses
    of affiliates, net .............................        (50,183)        (68,745)            (11)        118,573            (366)
  Other non-cash items .............................             82            --              --              --                82
  Changes in operating assets and
    liabilities, net of effect of
    acquisitions:
  Accounts receivable ..............................         (3,378)        (28,437)         (1,904)              6         (33,713)
  Current and other assets .........................        (12,891)          2,026            (422)            567         (10,720)
  Accounts payable and other
   liabilities .....................................          8,448           4,583           3,062              (4)         16,089
                                                          ---------       ---------       ---------       ---------       ---------
    Net cash (used) provided by
      operating activities .........................        (28,034)         51,043           2,647             290          25,946

Investing Activities:
  Purchase of property .............................         (8,710)        (38,588)         (6,906)          2,469         (51,735)
  Capital contribution to affiliates ...............        (22,070)           --           (23,508)         27,041         (18,537)
  Acquisitions, net ................................       (331,177)         (6,458)           --              --          (337,635)
                                                          ---------       ---------       ---------       ---------       ---------
    Net cash (used) provided by
     investing activities ..........................       (361,957)        (45,046)        (30,414)         29,510        (407,907)

Financing Activities:
  Proceeds from long-term debt .....................        383,700            --              --              --           383,700
  Proceeds from issuance of senior
   notes, net of offering costs ....................        292,500            --              --              --           292,500
  Repayments of long-term debt .....................       (285,385)           (416)           --              --          (285,801)
  Payment of debt and other
   financing costs .................................           (247)           --              --              --              (247)
  Payment of obligations under
   capital leases ..................................           (211)           (669)           --              --              (880)
  Capital contributed from partners ................           --                10          29,790         (29,800)           --
  Proceeds from issuance of common
   stock............................................            387            --              --              --               387
                                                          ---------       ---------       ---------       ---------       ---------
    Net cash provided (used) by
      financing activities .........................        390,744          (1,075)         29,790         (29,800)        389,659

Increase in cash and cash equivalents ..............            753           4,922           2,023            --             7,698

Cash and cash equivalents at beginning
 of period .........................................          2,510          12,442            --              --            14,952
                                                          ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at end of
 period ............................................      $   3,263       $  17,364       $   2,023       $    --         $  22,650
                                                          =========       =========       =========       =========       =========

11.  Prospective Accounting Changes

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1997 Form 10-K.

Operations Overview

         The financial information presented below represents historical results by major areas of operations.

                                                                            Three Months           Six Months
                                                                           Ended June 30,        Ended June 30,
                                                                          1997       1998       1997       1998
                                                                                      (in thousands)
Revenues:
Marine Support Services:
    Offshore Energy Support...........................................  $  23,545  $  67,533  $  40,936  $ 123,909
    Offshore & Harbor Towing..........................................      4,754     11,824      8,485     21,291
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Revenues................................     28,299     79,357     49,421    145,200

Marine Transportation Services:
    Chemical Transportation...........................................     13,740     18,563     27,943     33,830
    Petroleum Product Transportation..................................      4,256     11,412      8,583     16,787
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Services..................................     17,996     29,975     36,526     50,617
                                                                        ---------  ---------  ---------  ---------
Total Revenues........................................................     46,295    109,332     85,947    195,817

Operating Costs:
Marine Support Services:
    Offshore Energy Support...........................................      9,585     29,733     16,974     55,276
    Offshore & Harbor Towing..........................................      3,118      6,376      5,468     11,041
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Operating Costs.........................     12,703     36,109     22,442     66,317

Marine Transportation Services:
    Chemical Transportation...........................................      9,546     14,343     18,249     25,649
    Petroleum Product Transportation..................................      2,937      7,291      5,626     11,000
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Operating Costs...........................     12,483     21,634     23,875     36,649
                                                                        ---------  ---------  ---------  ---------
Total Operating Costs.................................................     25,186     57,743     46,317    102,966

Direct Overhead Expense:
Marine Support Services:
    Offshore Energy Support...........................................      1,159      3,906      1,999      6,980
    Offshore & Harbor Towing..........................................        442      1,441        816      2,599
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Direct Overhead.........................      1,601      5,347      2,815      9,579

Marine Transportation Services:
    Chemical Transportation...........................................      1,298      1,019      2,338      1,898
    Petroleum Product Transportation..................................        232        650        528      1,041
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Direct Overhead...........................      1,530      1,669      2,866      2,939
                                                                        ---------  ---------  ---------  ---------
Total Direct Overhead.................................................      3,131      7,016      5,681     12,518

Fleet Operating EBITDA(1)
Marine Support Services:
    Offshore Energy Support...........................................     12,801     33,894     21,963     61,653
    Offshore & Harbor Towing..........................................      1,194      4,007      2,201      7,651
                                                                        ---------  ---------  ---------  ---------
      Marine Support Services Fleet EBITDA............................     13,995     37,901     24,164     69,304

Marine Transportation Services:
    Chemical Transportation...........................................      2,896      3,201      7,356      6,283
    Petroleum Product Transportation..................................      1,087      3,471      2,429      4,746
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Fleet EBITDA..............................      3,983      6,672      9,785     11,029
                                                                        ---------  ---------  ---------  ---------
Total Fleet EBITDA....................................................     17,978     44,573     33,949     80,333

Corporate Overhead Expense............................................      2,816      4,206      5,371      7,778
                                                                        ---------  ---------  ---------  ---------
EBITDA................................................................     15,162     40,367     28,578     72,555
Depreciation and Amortization Expense.................................      4,173     12,246      7,852     23,871
                                                                        ---------  ---------  ---------  ---------
Income from Operations................................................  $  10,989  $  28,121  $  20,726  $  48,684
                                                                        =========  =========  =========  =========

(1)EBITDA is defined as net income from  continuing  operations  before interest
expense,  income  tax  expense,   depreciation  expense,  amortization  expense,
minority interest and other non-operating income.

Historical Growth

         Since December 31, 1994, when the Company's fleet consisted of 66 vessels, the Company has completed the acquisition or construction of 207 vessels at an aggregate cost of approximately $725.0 million, including six vessels that were acquired or constructed between March 1998 and June 1998 at an aggregate cost of $31.0 million. Of the 207 vessels, 170 are offshore energy support vessels and the balance are employed in the Company's offshore and harbor towing operations and marine transportation services operations. The Company believes the increased size of its vessel fleet will enable it to take further advantage of the strong worldwide demand for marine support and transportation services.

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

         Domestic Operations. The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.

                                                                     1997                              1998
                                                 -----------------------------------------     --------------------
                                                    Q1         Q2         Q3         Q4            Q1         Q2
Number of supply boats at end of period.......         19          21        25         26            28         29
Average supply boat day rates(1)..............   $  6,478   $   7,176  $  7,636   $  8,032     $   8,475  $   8,214
Average supply boat utilization(2)............         87%         90%       91%        93%           86%        80%

Number of crew boats at end of period(3)......         39          39        39         39            39         40
Average crew boat day rates(1)(3).............   $  1,777   $   1,940  $  2,119   $  2,294     $   2,419  $   2,477
Average crew boat utilization(2)(3)...........         95%         93%       95%        93%          89%         91%

(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(3)      Excludes utility boats.

         As indicated in the above table, average supply boat day rates and utilization rates declined in the 1998 second quarter compared to the first quarter. This decline began in June 1998 due to the protracted decline in crude oil prices and is expected to continue until oil prices improve. At July 30, 1998, supply boat day rates were approximately $6,000 per day as compared to $8,214 for the second quarter.

         International Operations. The Company derives substantial revenue from international operations, primarily under dollar-denominated contracts with major international oil companies. Foreign operations are conducted by the Company in nearly every major offshore exploration and producing area throughout the world, including the North Sea, Africa, South America, Mexico, Trinidad, the West African coast, the Arabian Gulf countries, Egypt, India, Pakistan, Myanmar, Southeast Asia, and occasionally the Far East. Additional international opportunities are currently being analyzed by the Company. The diverse foreign operations represented approximately 35% and 40% of the Company's revenue and income from operations, respectively, for the six months ended June 30, 1998.

         The following table shows rate and utilization information for foreign operations(1):

                                                                     1997                              1998
                                                 -----------------------------------------     --------------------
                                                    Q1         Q2         Q3         Q4            Q1         Q2
Number of anchor handling tug/supply boats (2)         --           9        23         23            66         67
Average anchor handling tug/supply boat day
   rates (2)(3)...............................   $     --   $   2,900  $  3,162   $  3,357     $   5,505  $   6,008
Average anchor handling tug/supply
   boat utilization (2)(4)....................         --          66%       80%        75%           75%        77%

Number of crew/utility boats..................         --           8         8          8            32         33
Average crew/utility boat day rates(3)........   $     --   $   1,330  $  1,365   $  1,344     $   1,549  $   1,544
Average crew/utility boat utilization(4)......         --         100%       93%        90%           75%        76%

(1) Certain vessels have been excluded from the table above due to the variety of vessel categories and the differences in rates associated with similar vessel types operating in different geographic areas.
(2)      Includes anchor handling tug boats.
(3) Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.
(4) Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

         Offshore and Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port. The Company generally has maintained five tugs in Port Everglades, Florida; three tugs in Port Canaveral, Florida; three tugs in Mobile, Alabama; 11 tugs in Tampa, Florida; four tugs in Port Arthur, Texas; two tugs in Lake Charles, Louisiana; and three tugs for charter on the west coast of the U.S. and seven additional tugs available to provide offshore towing services.

   Marine Transportation Services

         Chemical Transportation. Generally, demand for industrial chemical transportation services coincides with overall economic activity.

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. The current charter extends to January 2000, with the charterer retaining the right to early termination upon the payment to the Company of a significant penalty. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with Florida Power & Light Co. ("FPL") and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization.

         In March 1998, HMI purchased two additional petroleum product carriers from Kirby Corporation: the HMI Defender (ex-Willamette) and HMI Trader (ex-Concho). Both carriers are currently employed under a contract of affreightment with CITGO Petroleum Corporation providing for the transportation of refined products into Florida through December 1999. The FPL contract extends through September 1998.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repairs, fuel, and insurance. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Area of Operations Overview - Overview of Operating Expenses and Capital Expenditures" in the 1997 Form 10-K.

 Results of Operations

Three months ended June 30, 1998 compared with the three months ended June 30, 1997

         Revenue. Revenue increased 136% to $109.3 million for the three months ended June 30, 1998 from $46.3 million for the three months ended June 30, 1997, primarily due to increased revenue from the Company's offshore energy support and offshore and harbor towing operations.

         Revenue from offshore energy operations increased 187% to $67.5 million for the three months ended June 30, 1998 from $23.5 million for the three months ended June 30, 1997, primarily due to acquisitions and higher domestic day rates for supply boats and crew boats resulting from increased offshore exploration and production activity. During the 1998 period, domestic day rates for supply boats owned, operated, or managed by the Company increased 14% over the 1997 period, while domestic day rates for crew boats owned, operated, or managed by the Company increased 28% from the 1997 period. However, as indicated above under "Revenue Overview - Marine Support Services - Domestic Operations," average supply boat day rates and utilization rates in the U.S. Gulf of Mexico declined in the 1998 second quarter compared to the first quarter. This decline began in June 1998 due to the protracted decline in crude oil prices and is expected to continue until oil prices improve. At July 30, 1998, supply boat day rates were approximately $6,000 per day as compared to $8,214 for the second quarter.

         As the Company did not have significant international operations during the 1997 period, a period-to-period comparison of international day rates would not be meaningful.

         Offshore and harbor towing revenue increased 149% to $11.8 million for the three months ended June 30, 1998 from $4.8 million for the three months ended June 30, 1997, primarily due to the October 1997 acquisition of Bay Transportation and the March 1998 acquisition of seven harbor towing vessels from Kirby Corporation.

         Revenue from chemical transportation operations increased 35% to $18.6 million for the three months ended June 30, 1998 from $13.7 million for the three months ended June 30, 1997, primarily due to the chartering of additional vessels.

         Petroleum product transportation revenue increased 168% to $11.4 million for the three months ended June 30, 1998 from $4.3 million for the three months ended June 30, 1997, primarily due to the March 1998 acquisition of two product tankers from Kirby Corporation.

         Operating Expenses. Operating expenses increased 129% to $57.7 million for the three months ended June 30, 1998 from $25.2 million for the three months ended June 30, 1997, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 53% for the three months ended June 30, 1998 from 54% for the three months ended June 30, 1997 due to the increase in revenues from higher day rates in the offshore energy segment.

         Overhead Expenses. Overhead expenses increased 89% to $11.2 million for the three months ended June 30, 1998 from $5.9 million for the three months ended June 30, 1997, primarily due to increased staffing requirements and other expenses due to acquisitions and the Company's resultant growth. As a percentage of revenue, overhead expenses decreased to 10% for the three months ended June 30, 1998 from 13% for the three months ended June 30, 1997 due to a significant increase in revenues from acquisitions with a slightly lower increase in overhead expenses.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 193% to $12.2 million for the three months ended June 30, 1998 compared with $4.2 million for the three months ended June 30, 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 156% to $28.1 million, or 26% of revenue, for the three months ended June 30, 1998 from $11.0 million, or 24% of revenue, for the three months ended June 30, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 452% to $11.1 million, or 10% of revenue, for the three months ended June 30, 1998 from $2.0 million, or 4% of revenue, for the three months ended June 30, 1997, primarily as a result of the February 1998 offering of Senior Notes and debt incurred in connection with acquisitions.

         Other Income (Expense). Other expense increased to $(1.8) million for the three months ended June 30, 1998 from other income of $0.1 million for the three months ended June 30, 1997, primarily due to dividend payments relating to the Preferred Securities.

         Net Income. The Company had net income of $9.5 million for the three months ended June 30, 1998 compared to net income of $5.3 million for the three months ended June 30, 1997, primarily as a result of the factors noted above.

Six months ended June 30, 1998 compared with the six months ended June 30, 1997

         Revenue. Revenue increased 128% to $195.8 million for the six months ended June 30, 1998 versus $85.9 million for the six months ended June 30, 1997, primarily due to increased revenue in the Company's offshore energy support and offshore and harbor towing operations.

         Revenue from offshore energy operations increased 203% to $123.9 million for the six months ended June 30, 1998 from $40.9 million for the six months ended June 30, 1997 primarily due to acquisitions and higher domestic day rates for supply boats and crew boats resulting from increased offshore exploration and production activity. During the 1998 period, domestic day rates for supply boats owned, operated, or managed by the Company increased 22% from the 1997 period, while domestic day rates for crew boats owned, operated, or managed by the Company increased 32% from the 1997 period. However, as indicated above, average supply boat day rates and utilization rates in the U.S. Gulf of Mexico began to decline in June due to the protracted decline in crude oil prices, and this decline is expected to continue until oil prices improve.

         As the Company did not have significant international operations during the 1997 period, a period-to-period comparison of international day rates would not be meaningful.

         Offshore and harbor towing revenue increased 151% to $21.3 million for the six months ended June 30, 1998 from $8.5 million for the six months ended June 30, 1997, primarily due to the October 1997 acquisition of Bay Transportation and the March 1998 acquisition of seven harbor towing vessels from Kirby Corporation.

         Revenue from chemical transportation operations increased 21% to $33.8 million for the six months ended June 30, 1998 from $27.9 million for the six months ended June 30, 1997, primarily due to the chartering of additional vessels.

         Petroleum product transportation revenue increased 96% to $16.8 million for the six months ended June 30, 1998 from $8.6 million for the six months ended June 30, 1997, primarily due to the March 1998 acquisition of two product tankers from Kirby Corporation.

         Operating Expenses. Operating expenses increased 122% to $103.0 million for the six months ended June 30, 1998 from $46.3 million for the six months ended June 30, 1997, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 53% for the six months ended June 30, 1998 from 54% for the six months ended June 30, 1997 due to the increase in revenues from higher day rates in the offshore energy segment.

         Overhead Expenses. Overhead expenses increased 84% to $20.3 million for the six months ended June 30, 1998 from $11.1 million for the six months ended June 30, 1997, primarily due to increased staffing requirements and other expenses due to acquisitions and the Company's resultant growth. As a percentage of revenue, overhead expenses decreased to 10% for the six months ended June 30, 1998 from 13% for the six months ended June 30, 1997 due to a significant increase in revenues from acquisitions with a slightly lower increase in overhead expenses.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 204% to $23.9 million for the six months ended June 30, 1998 compared with $7.9 million for the six months ended June 30, 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 135% to $48.7 million, or 25% of revenue, for the six months ended June 30, 1998 from $20.7 million, or 24% of revenue, for the six months ended June 30, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 343% to $18.4 million, or 9% of revenue, for the six months ended June 30, 1998 from $4.1 million, or 5% of revenue, for the six months ended June 30, 1997, primarily as a result of the February 1998 offering of Senior Notes and debt incurred in connection with acquisitions.

         Other Income (Expense). Other expense increased to $(3.4) million for the six months ended June 30, 1998 from $(0.2) million for the six months ended June 30, 1997, primarily due to dividend payments relating to the Preferred Securities.

         Net Income. The Company had net income of $15.9 million for the six months ended June 30, 1998 compared to net income of $8.2 million for the six months ended June 30, 1997 primarily as a result of the factors noted above.

Seasonality

         The Company has experienced slight seasonality in its operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

Liquidity and Capital Resources

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels, and debt service requirements. The Company's principal sources of cash have been borrowings, cash provided by operating activities, and proceeds from the IPO, the Second Offering, the Private Offering and the offering of Senior Notes. The Company's outstanding indebtedness under the Amended Credit Agreement was approximately $236.6 million at August 12, 1998. The effective interest rate under the Amended Credit Agreement was 6.6875% at August 12, 1998. Pursuant to the Amended Credit Agreement, the Company is required to meet certain financial tests and is subject to certain covenants. See Note 3 of the condensed consolidated financial statements for additional information regarding these offerings and the terms of the Amended Credit Agreement.

         In February 1998, the Company acquired a diversified fleet of 37 offshore energy support vessels operating in international waters. The purchase price of $291.6 million was funded primarily with borrowings under the Amended Credit Agreement and its predecessor credit facilities.

         In March 1998, the Company completed the acquisition of two petroleum product tankers and seven tugs operating in the U.S. domestic trade, a topside repair facility and certain related assets for cash of $31.4 million. The purchase price was funded with proceeds of the offering of Senior Notes and borrowings under the Amended Credit Agreement.

         In April 1998, the Company took delivery of two tractor tugs at a cost of $9.1 million, one Ship Docking Module ("SDM(TM)") at a cost of $5.0 million, and one crew boat at a cost of $2.5 million, and acquired one geophysical vessel for $4.0 million. In May 1998, the Company took delivery of an additional SDM(TM) at an estimated cost of $5.0 million. In July 1998, the Company completed construction of an additional 205-foot supply boat for approximately $9.0 million. The Company has also contracted for the construction of four additional 205-foot supply boats for delivery in 1998 and 1999 at an estimated aggregate cost of $36.0 million and the construction of a double-skin barge at an estimated cost of $1.2 million for delivery in August 1998. The Company has agreed to purchase, for an estimated aggregate cost of $12.6 million, four newly constructed 152-foot crew boats scheduled for delivery in 1998 and 1999. The Company is constructing four SDMs(TM) at an estimated cost of $19.2 million, with delivery dates scheduled throughout 1999. Two tractor tugs are being constructed for an estimated cost of $9.2 million, with anticipated delivery dates in September 1998. During 1997, the Company formed a joint venture with Aker Marine Contractors, Inc. ("Aker") to construct and operate a 279-foot construction/anchor handling tug/supply vessel. The Company's capital expenditure obligation with respect to such joint venture is currently estimated to be approximately $21.6 million, of which $1.6 million was expended in 1997 and $4.5 million during the first half of 1998 and $15.5 million is expected to be spent during the remainder of 1998 and 1999. The Company intends to fund the aggregate cost of the SDMs(TM), the crew boats, the supply boats, the tractor tugs, the barges, and the construction/anchor handling tug/supply vessel from available working capital, borrowings under the Amended Credit Agreement, lease financing, or a combination of such sources.

         In June 1998, at a cost of $18.5 million, the Company increased, on a temporary basis, its stake in five 45,300 dwt double-hull product carriers currently under construction from 0.8% to 50.8%. The aggregate cost of the five carriers is estimated to be $250.0 million, of which a substantial portion is expected to be financed with the proceeds of government-guaranteed Title XI ship financing bonds issued in March 1996 or with proceeds from additional Title XI ship financing bonds. The Company has an exclusive option to purchase the remaining 49.2% interest in these carriers at an estimated cost of $16.5 million.

     The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet. The Company's principal and interest payment obligations for thhe remainder of 1998 are estimated to be approximately $38.0 million, and operating lease obligations for the remainder of 1998 are estimated to be approximately $2.0 million. Capital requirements for vessel maintenance and improvements, including scheduled drydockings, are expected to be approximately $11.0 million for the remainder of 1998.

         The Company believes that cash generated from operations and amounts available under the Amended Credit Agreement will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

         In view of recent declines in average supply boat day rates and utilization rates in the U.S. Gulf of Mexico and the Company's expectation that such declines will continue until oil prices improve (as discussed above), the Company has curtailed or deferred certain capital and other expenditures, as well as acquisitions, and is considering whether further curtailments and/or deferrals are advisable. In addition, the Company has redeployed and will continue to redeploy vessels to international markets that have not exhibited rate declines similar to those being experienced in the U.S. Gulf of Mexico.

         The Company is also evaluating whether and to what extent these declines, should they continue, would result in the Company's inability to comply with certain covenants in the Amended Credit Agreement. Should the Company determine that such inability is likely to occur, it would seek to amend or obtain waivers of such covenants; however, there can be no assurance that such waivers or amendments could be obtained or that the terms on which they could be obtained would be acceptable to the Company.

         In August 1998, the Company was advised that Standard & Poor's Corporation had downgraded its ratings of the Company's bank loans, senior unsecured debt and the Preferred Securities. This downgrading is not expected to have a material effect on the Company's ability to satisfy its anticipated operational and other financing needs.

Forward-Looking Information

          This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical fact included in the MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and vessel acquisition and construction are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove to have been correct.

Effect of Inflation

          The Company does not consider inflation a significant business risk in the current and foreseeable future, although the Company has experienced some cost increases. In some cases, these increases have been offset by charter hire escalation clauses.

Prospective Accounting Changes

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Impact of Year 2000

          Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company is making an assessment of its domestic computer systems and is completing the installation of a management information system and other applications that are warranted to be "year 2000 compliant." The Company is also assessing the information systems at overseas locations acquired during 1997 and believes it will have to modify or replace portions of its software so that overseas computer systems will function properly with respect to dates in the year 2000 and thereafter. The total expected cost of the new systems and applications is estimated at $3.5 million; it is not practicable to determine the portion of this amount attributable to make the Company's systems "year 2000 compliant."

          The Company is also making an assessment of other systems and equipment utilized in its shoreside operations and on its vessels to determine whether they will be affected by the year 2000 issue. As the Company has not completed this assessment, it is unable to estimate the cost of any necessary remediation or replacement of these systems and equipment.

          In addition, the Company intends to request assurances that third parties with which it transacts business, including its suppliers and customers, are addressing year 2000 issues in a manner that will avoid adverse effects upon the Company's operations. As with all businesses, the Company is unable to predict whether there will be any disruption in service provided by third parties, such as ports and utilities, that might affect the Company's operations. Such disruptions could have an adverse effect on the Company's operations and its ability to provide uninterrupted service.

          The Company expects to complete the above assessments and the implementation of its new management information systems and applications by mid 1999. The timing of any necessary remediation or replacement of other systems or equipment utilized in the Company's shoreside operations or on its vessels will depend on various factors, including the availability of replacement components and equipment. The Company believes that with this implementation, the year 2000 issue will not pose significant operational problems for its computer systems. However, if this implementation is not made, or is not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company.

          The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved; actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and similar uncertainties.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

          In July 1998, a subsidiary of the Company was charged with criminal violations of Florida statutes relating to commercial dumping and willful pollution, as well as violation of a rule, regulation or order of the Florida Department of Environmental Regulation (State of Florida vs. Sun State Marine Services, Inc., Circuit Court of the Fourth Judicial Circuit in and for Clay County, Florida). The proceeding alleges that marine repairs conducted by the subsidiary resulted in the discharge of waste from a vessel sandblasting operation in the St. John's River. No specific relief is sought.

          This proceeding is at an early stage. However, based on information obtained to date, the Company does not believe that the proceeding will result in significant monetary or other sanctions.

Item 4.           Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on June 1, 1998. At the meeting, the shareholders elected the following individuals as Class II Directors to serve a term expiring in 2001: John H. Blankley, John J. Lee, Walter C. Mink, and Eugene F. Sweeney. Class I and Class III Directors, whose terms expire in 2000 and 1999, respectively, were not required to and did not stand for election at the annual meeting. The Class I Directors are Raymond B. Vickers, Robert Rice, and Josiah O. Low, III, and the Class III Directors are J. Erik Hvide, Jean Fitzgerald, Gerald Farmer, and Robert B. Calhoun, Jr.

          The voting results in the election of directors and the other matters voted upon at the meeting are as follows:

Election of Directors:

                                                                    Class A                   Class B
                                                                 Common Stock               Common Stock
                                                             Votes       Authority        Votes      Authority
                                                              For        Withheld          For       Withheld
Nominee:

John H. Blankley......................................      10,923,440      167,265    14,964,660          --
John J. Lee...........................................      10,921,194      169,511    14,964,660          --
Walter C. Mink........................................      10,901,779      188,926    14,964,660          --
Eugene F. Sweeney.....................................      10,922,179      168,526    14,964,660          --

Other Matters:

                                                                  Class A                        Class B
                                                                Common Stock                   Common Stock
                                                                              Abstentions
    Description of                                    Votes         Votes     and Broker      Votes       Votes
        Matter                                         For         Against     Non-votes       For       Against
Approval of amendment to the
Company's Equity Ownership
Plan.............................................    6,885,128      658,165       36,070   14,964,660         --

Ratification of appointment of Ernst &
Young LLP as the Company's
independent public accountants...................   11,052,804       22,682       15,219   14,964,660         --

No broker non-votes were recorded for Class B Common Stock.

Item 6.  Exhibits and Reports on Form 8-K.

a.     Exhibits.

       27 - Financial Data Schedule

b. Reports on Form 8-K.

       None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER
-----------------------------------------------------

John J. Krumenacker
Controller and Chief Accounting Officer

August 14, 1998