Form 10-Q
period 1998-09-30
HVIDE MARINE INC
filed 1998-11-17
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                         Yes      X              No


There were 12,821,709 and 2,547,064 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at November 10, 1998.

HVIDE MARINE INCORPORATED

Quarter ended September 30, 1998

Index


                                                                                                               Page

Part I.  Financial Information

 Item 1.  Financial Statements..................................................................................  1

    Condensed Consolidated Balance Sheets at
    December 31, 1997 and September 30, 1998 (unaudited)......................................................... 1

    Unaudited Condensed Consolidated Income Statements
    for the three and nine months ended September 30, 1997 and 1998.............................................. 3

    Unaudited Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 1997 and 1998................................................................ 4

    Notes to Unaudited Condensed Consolidated Financial Statements............................................... 5

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................................21

Part II.  Other Information

 Item 1. Legal Proceedings.......................................................................................35
 Item 6.  Exhibits and Reports on Form 8-K.......................................................................35

 Signature.......................................................................................................36

 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Hvide Marine Incorporated and Subsidiaries
                          Condensed Consolidated Balance Sheets
                  (In thousands, except share and per share amounts)

                                                                                  December 31,   September 30,
                                                                                      1997            1998
                                                                                                   (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents....................................................  $     14,952   $      13,729
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $1,093 and
       $1,981, respectively.....................................................        36,903          64,344
     Insurance claims and other.................................................         3,234           9,498
   Inventory, spare parts and supplies..........................................         8,162          15,326
   Prepaid expenses.............................................................         3,085           7,570
   Deferred costs, net..........................................................         4,516           7,989
                                                                                   -----------   -------------
       Total current assets.....................................................        70,852         118,456

 Property:
   Construction in progress.....................................................        42,010          60,580
   Vessels and improvements.....................................................       492,070         832,027
       Less accumulated depreciation............................................      (45,463)        (77,400)
   Furniture and equipment......................................................         7,366          16,449
       Less accumulated depreciation............................................       (1,625)         (2,967)
                                                                                   -----------    ------------
          Net property..........................................................       494,358         828,689

 Other assets:
   Deferred costs, net..........................................................         9,580          19,524
   Investment in affiliates.....................................................         1,627          21,904
   Goodwill, net................................................................        25,361          85,809
   Deposits and other...........................................................         2,783           1,989
                                                                                   -----------   -------------
       Total other assets.......................................................        39,351         129,226
                                                                                   -----------   -------------
          Total ................................................................  $    604,561   $   1,076,371
                                                                                   ===========   =============


                    Hvide Marine Incorporated and Subsidiaries
                       Condensed Consolidated Balance Sheets
               (In thousands, except share and per share amounts)


                                                                                December 31,    September 30,
                                                                                    1997             1998
                                                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt......................................      $    7,534    $      30,919
   Current obligations under capital leases..................................           1,714            2,096
   Accounts payable..........................................................          17,187           15,446
   Accrued interest payable..................................................             826            4,131
   Other.....................................................................          17,801           24,306
                                                                                   -----------   -------------
     Total current liabilities...............................................          45,062           76,898

Long-term liabilities:
   Long-term debt, less current portion......................................         177,573          573,944
   Obligations under capital leases, less current portion....................          10,726           18,981
   Deferred income taxes.....................................................          25,649           32,521
   Other.....................................................................           3,269            5,589
                                                                                   -----------   -------------
     Total long-term liabilities.............................................         217,217          631,035
                                                                                   -----------   -------------
     Total liabilities.......................................................         262,279          707,933

Company-obligated  mandatorily  redeemable  preferred  securities  issued  by  a subsidiary trust holding solely debentures issued by the
   Company...................................................................         115,000          115,000
Minority partners' equity in subsidiaries....................................           2,295            7,672

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $1.00 par value, authorized 10,000,000 shares,
     issued and outstanding, none............................................              --               --
   Class A Common Stock--$.001 par value, authorized 100,000,000
     shares, issued and outstanding, 12,382,435 and 12,817,411...............              12               12
   Class B Common Stock--$.001 par value, authorized 5,000,000
     shares, issued and outstanding, 2,906,465 and 2,547,064.................               3                3
   Additional paid-in capital................................................         195,522          196,476
   Retained earnings.........................................................          29,450           49,275
                                                                                   -----------   -------------
     Total stockholders' equity..............................................         224,987          245,766
                                                                                   -----------   -------------
     Total stockholders' equity and minority partners= equity in
       subsidiaries .........................................................         227,282          253,438
                                                                                   -----------   -------------
         Total...............................................................      $   604,561   $   1,076,371
                                                                                   ===========   =============


    The accompanying notes are an integral part of these financial statements.

                      Hvide Marine Incorporated and Subsidiaries
                       Condensed Consolidated Income Statements
                                  (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                               September 30,                 September 30,
                                                            1997          1998              1997         1998
                                                                (In thousands, except per share amounts)
Revenues..............................................  $    56,906    $   100,149      $   142,853   $  295,966

Operating Expenses:
   Crew payroll and benefits..........................       13,015         24,774           34,109       67,322
   Charter hire and bond guarantee fee................        3,198          5,989            7,087       14,455
   Repairs and maintenance............................        4,988          8,221           11,357       22,896
   Insurance..........................................        2,313          3,630            6,555        9,985
   Consumables........................................        4,078          9,093            9,210       24,324
   Other..............................................        3,225          6,027            8,816       21,718
                                                        -----------    -----------      -----------   ----------
     Total operating expenses.........................       30,817         57,734           77,134      160,700
Selling, general and administrative
   expenses...........................................        6,516         10,874           17,568       31,170
Depreciation and amortization.........................        5,169         11,926           13,021       35,797
                                                        -----------    -----------      -----------   ----------
   Income from operations.............................       14,404         19,615           35,130       68,299
Interest, net.........................................          383         11,843            4,529       30,223
Other income (expense):
   Minority interest and equity in earnings
     of subsidiaries..................................      (1,801)        (2,080)          (1,807)      (5,505)
 Other  ..............................................        (134)            340            (286)          325
                                                        -----------    -----------      -----------   ----------
   Total other income (expense).......................      (1,935)        (1,740)          (2,093)      (5,180)
                                                        -----------    -----------      -----------   ----------
Income before provision for
   income taxes and extraordinary item................       12,086          6,032           28,508       32,896
Provision for income taxes............................        4,586          2,128           10,662       12,336
                                                        -----------    -----------      -----------   ----------
Income before extraordinary item......................        7,500          3,904           17,846       20,560
Loss on early extinguishment of debt, net
   of income tax benefit of $1,252
   and $413...........................................           --             --            2,132          734
                                                        -----------    -----------      -----------   ----------
   Net income.........................................  $     7,500    $     3,904      $    15,714   $   19,826
                                                        ===========    ===========      ===========   ==========
Earnings (loss) per common share:
   Income before extraordinary item...................  $      0.49    $      0.25      $      1.22   $     1.34
   Loss on early extinguishment of debt...............           --             --           (0.15)       (0.05)
                                                        -----------    -----------      -----------   ----------
   Net income per common share........................  $      0.49    $      0.25      $      1.07   $     1.29
                                                        ===========    ===========      ===========   ==========
Earnings (loss) per common share--assuming dilution:
   Income before extraordinary item...................  $      0.45    $      0.25      $      1.17   $     1.24
   Loss on early extinguishment of debt...............           --             --           (0.13)       (0.04)
                                                        -----------    -----------      -----------   ----------
   Net income per common share--assuming dilution...... $      0.45    $      0.25      $      1.04   $     1.20
                                                        ===========    ===========      ===========   ==========
Weighted average common shares outstanding............       15,238         15,329           14,620       15,309
                                                        ===========    ===========      ===========   ==========
Weighted average common and common equivalent shares
   Outstanding--assuming dilution .....................      19,565         15,349           16,280       19,456
                                                        ===========    ===========      ===========   ==========


    The accompanying notes are an integral part of these financial statements.

                     Hvide Marine Incorporated and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                                         Nine Months Ended
                                                                                             September 30,
                                                                                           1997        1998
                                                                                            (In thousands)
Operating Activities:
 Net income..........................................................................   $  15,714   $  19,826

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Loss on early extinguishment of debt, net.........................................       2,132         734
   Depreciation and amortization.....................................................      13,021      35,797
   Provision for bad debts...........................................................         496         898
   Loss on disposal of property......................................................          63          --
   Amortization of drydocking costs..................................................       3,871       8,449
   Amortization of discount on long-term debt and financing costs....................           5         932
   Provision for deferred taxes......................................................       8,662       8,591
   Minority partners' equity in (losses) earnings of subsidiaries, net...............        (80)          23
   Undistributed earnings of affiliates, net.........................................        (64)       (124)
   Other non-cash items..............................................................         464         177
 Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable...............................................................    (15,087)    (32,473)
   Current and other assets..........................................................     (8,613)    (14,995)
   Accounts payable and other liabilities............................................     (2,447)      14,150
                                                                                        ---------   ---------
      Net cash provided by operating activities......................................      18,137      41,985

Investing Activities:
 Purchase of property................................................................    (42,560)    (86,888)
 Proceeds from disposal of property..................................................       1,633          --
 Capital contribution to affiliates..................................................       (182)    (21,251)
Acquisitions, net of $2,819 and $33 escrow deposits used.............................    (96,648)   (346,278)
                                                                                        ---------   ---------
      Net cash used in investing activities..........................................   (137,757)   (454,417)

Financing Activities:
 Repayment of short-term borrowings, net.............................................    (10,647)          --
 Proceeds of long-term borrowings....................................................      59,210     412,700
 Proceeds from issuance of senior notes, net of offering costs.......................          --     292,500
 Repayments of long-term debt........................................................   (133,738)   (292,944)
 Payment of debt and other financing costs...........................................       (984)       (247)
 Payments under capital leases.......................................................     (1,090)     (1,388)
 Payment of notes payable to related parties.........................................       (178)          --
 Proceeds from issuance of common stock, net of offering costs in 1997...............      94,111         588
 Proceeds from issuance of preferred securities, net of offering costs...............     111,109          --
                                                                                        ---------   ---------
   Net cash provided by financing activities.........................................     117,793     411,209
                                                                                        ---------   ---------
Decrease in cash and cash equivalents................................................     (1,827)     (1,223)

Cash and cash equivalents at beginning of period.....................................       9,617      14,952
                                                                                        ---------   ---------
Cash and cash equivalents at end of period...........................................   $   7,790   $  13,729
                                                                                        =========   =========
Supplemental schedule of noncash investing and financing activities:
 Capital leases assumed in the acquisition of vessels................................   $      --   $  10,025
                                                                                        =========   =========
 Capital stock issued to acquire vessels.............................................   $   3,650   $      --
                                                                                        =========   =========


    The accompanying notes are an integral part of these financial statements.

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1998
                               (Unaudited)

1.  Basis of Presentation

         The interim consolidated financial statements in this Report are unaudited. In accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"), certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). The interim consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three- and nine-month interim periods ended September 30, 1998 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1998.

2.  Offerings of Equity Securities

         In February 1997, the Company completed a second public offering (the "Second Offering") of 4,000,000 shares of its Class A Common Stock at $24.875 per share. The net proceeds to the Company were approximately $94.3 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $36.2 million was used to repay certain indebtedness. Of the balance of approximately $58.1 million, $5.5 million was used to fund vessel acquisitions, $20.9 million was used to fund the remainder of the purchase price of four supply boats and one crew boat acquired in the second quarter of 1997, $1.8 million was used to fund the purchase of one crew boat in the fourth quarter of 1997, $6.9 million was designated to fund the refurbishment and lengthening of two supply boats put into service during the fourth quarter of 1997, and the remaining $23.0 million was available for general corporate purposes and to fund a portion of the costs of vessels subsequently constructed.

         In June 1997, Hvide Capital Trust, a wholly owned consolidated subsidiary of the Company (the "Trust"), issued 2,300,000 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") with a principal amount of $115.0 million to certain institutional purchasers in transactions exempt from registration under the Securities Act (the "Private Offering") and 71,134 6 1/2% Trust Convertible Common Securities with a principal amount of $3.6 million to the Company. The proceeds of these issuances were invested by the Trust in $118.6 aggregate principal amount of the Company's newly issued 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures"). The Debentures represent the sole assets of the Trust. The net proceeds to the Company were approximately $111.6 million after deducting underwriting commis-sions and other offering expenses. Of that amount, approximately $100.2 million was used to repay certain indebtedness. The remaining $11.4 million was used for general corporate purposes.

         Holders of the Preferred Securities are entitled to receive preferential cumulative cash distributions from the Trust at an annual rate of 6 1/2% of the liquidation preference of $50 per Preferred Security, accruing from the date of the original issuance of the Preferred Securities and payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on October 1, 1997. The distribution rate and the distribution and other payment dates for the Preferred Securities correspond to the interest rate and interest and other payment dates for the Debentures. The Preferred Securities are convertible, prior to the maturity date of the Debentures or, in the case of Preferred Securities called for redemption, prior to the close of business on the business day prior to the redemption date, at the option of the holder, into shares of Class A Common Stock at the rate of 1.7544 shares of Class A Common Stock for each Preferred Security (equivalent to a conversion price of $28.50 per share of Class A Common Stock), subject to adjustment in certain circumstances.

3.  Debt

         Long-term debt consisted of the following (in thousands):

                                                                                December 31,   September 30,
                                                                                   1997          1998
                                                                                               (Unaudited)
 Borrowings outstanding under lines of credit................................   $  135,000   $    121,000
 Term Loan...................................................................           --        139,286
 Senior Notes................................................................           --        300,000
 Title XI Debt...............................................................       42,162         38,169
 Notes payable...............................................................        7,945          6,408
                                                                                ----------   ------------
                                                                                   185,107        604,863
 Less:  Current maturities...................................................       (7,534)       (30,919)
                                                                                ----------   ------------
                                                                                $  177,573   $    573,944
                                                                                ==========   ============

         In February 1998, the Company completed an offering of $300.0 million of senior notes (the "Senior Notes"). The net proceeds to the Company were approximately $292.5 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $268.0 million was used to repay certain indebtedness and approximately $22.9 million was used for general corporate purposes. Interest on the Senior Notes accrues at the rate of 8 3/8% per annum, payable semi-annually in arrears commencing on August 15, 1998. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of the Company on or after February 15, 2003. See note 9 for further information.

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

         In February 1998, upon receipt of the proceeds from the Senior Notes, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Restated Credit Agreement"), which merged the Credit Agreement and the Term Loan Agreement and resulted in their termination. As in effect prior to September 30, 1998, (1) the Restated Credit Agreement provided for a $175.0 million revolving line of credit maturing in February 2003 and a $150.0 million term loan payable in 28 equal installments from June 1998 through March 2005; (2) borrowings under the Restated Credit Agreement were secured by Company-owned vessels having an appraised value of at least $400.0 million, and by certain other assets relating to such vessels, including accounts receivable, spare parts, fuel and supplies; and (3) interest on borrowings under the Restated Credit Agreement bore interest at the same rates as borrowings under the Credit Agreement and the Term Loan Agreement. At September 30, 1998, the Company's outstanding indebtedness under the Restated Credit Agreement was approximately $260.3 million. Effective September 30, 1998, the Restated Credit Agreement was amended; see note 11.

4.  Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share before extraordinary item (in thousands, except per share amounts):


                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                  September 30,
                                                            1997          1998             1997          1998
Numerator:
   Income before extraordinary item ..................  $     7,500    $     3,904      $    17,846   $   20,560
                                                        -----------    -----------      -----------   ----------
   Numerator for basic earnings per share--income
      available to common shareholders................        7,500          3,904           17,846       20,560

Effect of dilutive securities:
   Payments on convertible preferred securities.......        1,208             -- (1)        1,246        3,476
                                                        -----------    -----------      -----------   ----------
Numerator for diluted earnings per share--
   income available to common shareholders
   after assumed conversion...........................  $     8,708    $     3,904      $    19,092   $   24,036
                                                        ===========    ===========      ===========   ==========
Denominator:
   Denominator for basic earnings per share--
   weighted average shares outstanding................       15,238         15,329           14,620       15,309

Effect of dilutive securities:
   Convertible preferred securities...................        4,035             --  (1)       1,404        4,035
   Deferred compensation..............................           --             20               --           11
   Stock options......................................          292             --  (2)         256          101
                                                        -----------    -----------      -----------   ----------
Potentially dilutive common shares....................        4,326             20            1,660        4,147
Denominator for diluted earnings per share--adjusted
   weighted average shares outstanding and assumed ...
   conversions........................................       19,565         15,349           16,280       19,456
                                                        ===========    ===========      ===========   ==========
Earnings per share before extraordinary item..........  $      0.49    $      0.25      $      1.22   $     1.34
                                                        ===========    ===========      ===========   ==========
Earnings per share before extraordinary item--
   assuming dilution..................................  $      0.45    $      0.25      $      1.17   $     1.24
                                                        ===========    ===========      ===========   ==========

-----------------
(1) Excludes assumed conversion of convertible preferred securities as the effect is anti-dilutive for the period.
(2) Excludes assumed conversion of stock options as the effect is anti-dilutive for the period.

5.  Change in Estimates

         During the second quarter of 1998, the Company changed the estimated useful lives of its offshore energy support vessels and the amortization period for certain intangible assets. Management believes these changes more accurately reflect the economic lives of the Company's assets. The change had the effect of increasing net income by $2.0 and $3.1 million, or $0.13 and $0.16 per diluted share, for the three and nine months ended September 30, 1998, respectively.

6.  Acquisitions and Vessel Construction

         In February 1998, the Company acquired a fleet of 37 offshore energy support vessels, operating primarily offshore West Africa and Southeast Asia, which now operate as Seabulk Offshore Operators, Inc. ("SOOP"), for a cash purchase price of approximately $291.7 million. The acquisition was accounted for under the purchase method and resulted in costs in excess of net assets acquired ("goodwill") of approximately $60.6 million, which is being amortized on a straight-line basis over 30 years.

         In March 1998, the Company acquired seven harbor tugs, two petroleum product carriers, and a topside repair facility from Kirby Corporation ("Kirby") for a cash purchase price of $31.4 million. The fair value of net assets acquired approximated the purchase price paid by the Company.

         During the first nine months of 1998, the Company also acquired two vessels under various asset purchase agreements for an aggregate cash consideration of approximately $6.4 million and completed the construction of nine vessels at a total cost of $47.2 million.

         In May 1997, the Company acquired substantially all of the assets of an entity, which now operates as Seabulk Offshore International, Inc. ("SOII"), in a transaction accounted for as a purchase. The consideration, valued at $58.7 million, consisted of $49.0 million cash, a $6.0 million note (repaid in June
1997) and 141,760 shares of Class A Common Stock valued at approximately $3.7 million. The fair value of net assets acquired approximated the purchase price paid by the Company.

         In October 1997, the Company acquired 100% of the outstanding common stock of Bay Transportation Corporation ("Bay") for $36.5 million in cash and the assumption of approximately $20.6 million of debt. The purchase agreement provided for additional consideration based on specified changes in the working capital of Bay, which resulted in the payment of approximately $500,000 in January 1998. The acquisition was accounted for under the purchase method and resulted in goodwill of approximately $17.4 million, which is being amortized on a straight-line basis over 35 years.

         The operations of the acquired vessels and businesses are included in the accompanying condensed consolidated income statements for periods subsequent to their acquisition dates.

         The  Company's  unaudited  pro  forma  condensed   consolidated  income
statements, assuming that the acquisition of SOOP had occurred on January 1, 1997, are summarized as follows (in thousands, except per share amounts):

                                                             Nine Months Ended
                                                               September 30,
                                                               1997       1998

         Revenues........................................$  187,889  $  303,554
         Income before extraordinary item................    10,781      20,627
         Net income......................................     8,649      19,893
         Diluted earnings per common share, before
           extraordinary item............................      0.74        1.24
         Diluted earnings per common share...............      0.69        1.20

         This pro forma information does not purport to be indicative of the results that may have been obtained had the acquisition been consummated at the date assumed.

7.  Extraordinary Item

         In 1997 and 1998, the Company prepaid approximately $126.7 million and $268.0 million, respectively, of its outstanding debt. As a result, the Company recorded extraordinary losses of approximately $2.1 million and $0.7 million, respectively, for the write-off of deferred financing costs associated with the early extinguishment of debt, net of income tax benefits of $1.3 million and $0.4 million, respectively.

8.  Equity Investment in Affiliate

         In June 1998, at a cost of $18.5 million, the Company increased from 0.8% to 50.8% its equity investment in five 45,300 dead weight ton double-hull product carriers. Three of these vessels have been completed , and the remaining two are currently under construction. This investment is accounted for under the equity method rather than being consolidated, as it is management=s intention to reduce the investment to less than 50%.

9.  Supplemental Condensed Consolidating Financial Information (unaudited)

         The Senior Notes described in note 3 are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows is generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes. The following is summarized condensed consolidating financial information for the Company, segregating the parent, the guarantor subsidiaries (combined), the non-guarantor subsidiaries (combined) and eliminations. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

         Non-U.S. subsidiaries accounted for approximately 2.6% of the total assets of the guarantor subsidiaries, on a combined basis, at September 30, 1998 and for approximately 20.7% of the total pretax income of the guarantor subsidiaries, on a combined basis, for the nine months ended September 30, 1998.

                 Condensed Consolidating Balance Sheet (unaudited)
                                (In thousands)

                                                                December 31, 1997
                                                      Guarantor    Non-guarantor    Consolidated
                                       Parent       Subsidiaries    Subsidiaries    Eliminations        Total
Assets
Current assets
  Cash and cash equivalents......   $       2,510  $      12,442  $           --  $          --  $      14,952
  Accounts receivable:
    Trade, net...................           3,460         34,096              --          (653)         36,903
    Insurance claims and other...             471          2,763              --             --          3,234
  Inventory, spare parts and
    supplies ....................           2,498          5,671              --            (7)          8,162
  Prepaid expenses...............             819          2,261               5             --          3,085
  Deferred costs (net)...........           2,300          2,216              --             --          4,516
                                    -------------  -------------  --------------  -------------  -------------
    Total current assets.........          12,058         59,449               5          (660)         70,852
Property (net)...................          89,925        403,035           3,611        (2,213)        494,358
Other assets:
  Deferred costs (net)...........           2,903          2,919           3,758             --          9,580
  Due from affiliates............         161,385      (160,779)           (320)             --            286
  Investments in affiliates......         278,908        584,436           2,708      (864,425)          1,627
  Goodwill (net).................              --         25,361              --             --         25,361
  Other..........................           1,304          1,193      118,557(1)      (118,557)          2,497
                                    -------------  -------------  --------------  -------------  -------------
    Total other assets...........         444,500        453,130         124,703      (982,982)         39,351
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $     546,483  $     915,614  $      128,319  $   (985,855)  $     604,561
                                    =============  =============  ==============  =============  =============
Liabilities and Stockholders'
Equity
Current liabilities:
  Current maturities of long-term
    debt.........................   $       6,693  $         841  $           --  $          --  $       7,534
  Current obligations under capital
    leases.......................             356          1,358              --             --          1,714
  Accounts payable...............           3,046         14,141              --             --         17,187
  Other .........................           7,063         12,272              --          (708)         18,627
                                    -------------  -------------  --------------  -------------  -------------
    Total current liabilities....          17,158         28,612              --          (708)         45,062
Long-term liabilities:
  Long-term debt.................         279,507         16,623              --      (118,557)        177,573
  Obligations under capital
     leases......................           4,986          5,740              --             --         10,726
  Deferred income taxes..........          18,577          7,072              --             --         25,649
  Other .........................           1,268          2,001              --             --          3,269
                                    -------------  -------------  --------------  -------------  -------------
    Total long-term liabilities..         304,338         31,436              --      (118,557)        217,217
                                    -------------  -------------  --------------  -------------  -------------
    Total liabilities............         321,496         60,048              --      (119,265)        262,279
Company-obligated  mandatorily
  redeemable preferred securities
  issued by a subsidiary trust holding
  solely debentures issued by the
  Company........................              --             --         115,000             --        115,000
Minority partners' equity in sub-
  sidiaries......................              --             --              --          2,295          2,295
Stockholders' equity.............         224,987        855,566          13,319      (868,885)        224,987
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $     546,483  $     915,614  $      128,319  $   (985,855)  $     604,561
                                    =============  =============  ==============  =============  =============

(1) Represents receivable for debentures of the Company held by the Trust.

                Condensed Consolidating Balance Sheet (unaudited)
                                (In thousands)

                                                               September 30, 1998
                                                      Guarantor    Non-guarantor  Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations      Total
Assets
Current assets
  Cash and cash equivalents......   $       6,530  $       6,782  $          417  $          --  $      13,729
  Accounts receivable:
    Trade, net...................           4,735         56,180           3,626          (197)         64,344
    Insurance claims and other...           1,474          6,329           1,695             --          9,498
  Inventory, spare parts and
    supplies ....................           2,699         12,227             532        (1,327)         15,326
  Prepaid expenses...............           4,927          2,397             246             --          7,570
  Deferred costs (net)...........           2,711          4,831             561          (114)          7,989
                                    -------------  -------------  --------------  -------------  -------------
    Total current assets.........          23,076         88,746           7,077          (443)        118,456
Property (net)...................         129,881        642,097          59,597        (2,886)        828,689
Other assets:
  Deferred costs (net)...........          10,705          4,780           4,039             --         19,524
  Due from affiliates............         143,754      (141,238)         (2,412)             --            104
  Investments in affiliates......         697,315        634,721          33,204    (1,343,369)         21,904
  Goodwill (net).................              --         83,801           2,007             --         85,809
  Other..........................           1,449            325         118,668 (1)  (118,557)          1,885
                                    -------------  -------------  --------------  -------------  -------------
    Total other assets...........         853,223        582,423         155,506    (1,461,926)        129,226
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $   1,006,180  $   1,313,266  $      222,180  $ (1,465,255)  $   1,076,371
                                    =============  =============  ==============  =============  =============
Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term
    debt.........................   $      30,064  $         855  $           --  $          --  $      30,919
  Current obligations under capital
    leases.......................             664          1,432              --             --          2,096
  Accounts payable...............             637         15,371           (562)             --         15,446
  Other .........................          10,634         15,284           2,771          (252)         28,437
                                    -------------  -------------  --------------  -------------  -------------
    Total current liabilities....          41,999         32,942           2,209          (252)         76,898
Long-term liabilities:
  Long-term debt.................         676,356         16,145              --      (118,557)        573,944
  Obligations under capital leases         14,327          4,654              --             --         18,981
  Deferred income taxes..........          25,338          7,072             111             --         32,521
  Other .........................           2,402          3,187              --             --          5,589
                                    -------------  -------------  --------------  -------------  -------------
    Total long-term liabilities..         718,423         31,058             111      (118,557)        631,035
                                    -------------  -------------  --------------  -------------  -------------
    Total liabilities............         760,422         64,000           2,320      (118,809)        707,932
Company-obligated  mandatorily
  redeemable  preferred  securities
  issued  by  a  subsidiary trust
  holding solely debentures issued by the
  Company........................              --             --         115,000             --        115,000
Minority partners' equity in sub-
  sidiaries......................              --             --              --          7,672          7,672
Stockholders' equity.............         245,758      1,249,266         104,860    (1,354,118)        245,766
                                    -------------  -------------  --------------  -------------  -------------
        Total....................   $   1,006,180  $   1,313,266  $      222,180  $ (1,465,255)  $   1,076,371
                                    =============  =============  ==============  ============   =============

(1) Primarily represents receivable for debentures issued of the Company held by the Trust.

              Condensed Consolidating Income Statement (unaudited)
                               (In thousands)

                                                      Three Months Ended September 30, 1997
                                                      Guarantor    Non-guarantor  Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations      Total

Revenues.........................   $      13,765  $      62,713  $           --  $    (19,572)  $      56,906
Operating expenses:
  Crew payroll and benefits......           4,079          9,074              --          (138)         13,015
  Charter hire and bond guarantee
    fee..........................           1,068         15,953              --       (13,823)          3,198
  Repairs and maintenance........           1,649          3,339              --             --          4,988
  Insurance......................             566          1,747              --             --          2,313
  Consumables....................             913          4,391              --        (1,226)          4,078
  Other..........................             544          2,687              --            (6)          3,225
                                    -------------  -------------  --------------  -------------  -------------
  Total operating expenses.......           8,819         37,191              --       (15,193)         30,817
Selling, general and administrative
 expenses........................           3,558          3,715              14          (771)          6,516
Depreciation and amortization....           1,694          3,475              --             --          5,169
  Income (loss) from operations..           (306)         18,332            (14)        (3,608)         14,404
                                    -------------  -------------  --------------  -------------  -------------
Interest, net....................           2,091            173         (1,881)             --            383
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....          14,526         30,537         (1,890)       (44,974)        (1,801)
  Other .........................            (43)        (3,330)              --          3,239          (134)
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          14,483         27,207         (1,890)       (41,735)        (1,935)
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item .........................          12,086         45,366            (23)       (45,343)         12,086
Provision for income taxes.......           4,586             --              --             --          4,586
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................           7,500         45,366            (23)       (45,343)          7,500
Loss on early extinguishment of
  debt  .........................              --             --              --             --             --
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $       7,500  $      45,366  $         (23)  $    (45,343)  $       7,500
                                    =============  =============  ==============  =============  =============

               Condensed Consolidating Income Statement (unaudited)
                              (In thousands)

                                                      Three Months Ended September 30, 1998
                                                      Guarantor    Non-guarantor  Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations      Total
Revenues.........................   $      17,735  $     108,887  $        6,931  $    (33,404)  $     100,149
Operating expenses:
  Crew payroll and benefits......           6,230         17,950             989          (395)         24,774
  Charter hire and bond guarantee
    fee..........................           1,079         17,466             249       (12,805)          5,989
  Repairs and maintenance........           2,153          5,823             245             --          8,221
  Insurance......................             550          2,933             147             --          3,630
  Consumables....................           1,663          7,776             374          (720)          9,093
  Other..........................           (483)          6,903             138          (531)          6,027
                                    -------------  -------------  --------------  -------------  -------------
    Total operating expenses.....          11,192         58,851           2,142       (14,451)         57,734
Selling, general and administrative
 expenses........................           4,632          5,851           1,802        (1,411)         10,874
Depreciation and amortization....           2,643          8,844             439             --         11,926
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) from operations....           (732)         35,341           2,548       (17,542)         19,615
Interest, net....................          13,137            577         (1,871)             --         11,843
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....          16,775          8,119         (1,904)       (25,070)        (2,080)
                                    -------------  -------------  --------------  -------------  -------------
  Other .........................           3,126       (18,479)         (1,221)         16,914            340
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          19,901       (10,360)         (3,125)        (8,156)        (1,740)
Income (loss) before provision for
  income taxes and extraordinary
   item .........................           6,032         24,404           1,294       (25,698)          6,032
Provision for income taxes.......           2,128             --              --             --          2,128
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................           3,904         24,404           1,294       (25,698)          3,904
Loss on early extinguishment of
  debt  .........................              --             --              --             --             --
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $       3,904  $      24,404  $        1,294  $    (25,698)  $       3,904
                                    =============  =============  ==============  =============  =============

                  Condensed Consolidating Income Statement (unaudited)
                                      (In thousands)

                                                      Nine Months Ended September 30, 1997
                                                      Guarantor    Non-guarantor   Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Eliminations     Total
Revenues.........................   $      39,139  $     150,298  $           --  $    (46,584)  $     142,853
Operating expenses:
  Crew payroll and benefits......          11,947         22,300              --          (138)         34,109
  Charter hire and bond guarantee
    fee..........................           3,132         43,391              --       (39,436)          7,087
  Repairs and maintenance........           4.283          7,074              --             --         11,357
  Insurance......................           1,819          4,736              --             --          6,555
  Consumables....................           2,190          8,246              --        (1,226)          9,210
  Other..........................           1,684          7,148              --           (16)          8,816
                                    -------------  -------------  --------------  -------------  -------------
    Total operating expenses.....          25,055         92,895              --       (40,816)         77,134
Selling, general and administrative
 expenses........................          10,010          8,561              14        (1,017)         17,568
Depreciation and amortization....           4,841          8,180              --             --         13,021
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) from operations....           (767)         40,662            (14)        (4,751)         35,130
Interest, net....................           4,750          1,702         (1,923)             --          4,529
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....          34,008         78,083         (1,952)      (111,946)        (1,807)
  Other .........................              17        (4,685)              --          4,382          (286)
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          34,025         73,398         (1,952)      (107,564)        (2,093)
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item .........................          28,508        112,358            (43)      (112,315)         28,508
Provision for income taxes.......          10,662             --              --             --         10,662
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before extraordinary
  item  .........................          17,846        112,358            (43)      (112,315)         17,846
Loss on early extinguishment of
  debt  .........................           2,132             --              --             --          2,132
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $      15,714  $     112,358  $         (43)  $   (112,315)  $      15,714
                                    =============  =============  ==============  =============  =============

             Condensed Consolidating Income Statement (unaudited)
                              (In thousands)

                                                      Nine Months Ended September 30, 1998
                                                      Guarantor    Non-guarantor   Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Eliminations    Total
Revenues.........................   $      51,094  $     328,295  $       13,792  $    (97,215)  $     295,966
Operating expenses:
  Crew payroll and benefits......          16,123         49,548           2,232          (581)         67,322
  Charter hire and bond guarantee
    fee..........................           2,866         50,501             464       (39,376)         14,455
  Repairs and maintenance........           6,450         15,807             639             --         22,896
  Insurance......................           1,577          8,090             318             --          9,985
  Consumables....................           4,359         19,995             887          (917)         24,324
  Other..........................           2,536         19,631             369          (818)         21,718
                                    -------------  -------------  --------------  -------------  -------------
    Total operating expenses.....          33,911        163,572           4,909       (41,692)        160,700
Selling, general and administrative
 expenses........................          13,687         19,144           2,353        (4,014)         31,170
Depreciation and amortization....           6,447         28,335           1,015             --         35,797
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) from operations....         (2,951)        117,244           5,515       (51,509)         68,299
Interest, net....................          34,215          1,602         (5,594)             --         30,223
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....          66,915         76,901         (5,632)      (143,689)        (5,505)
  Other .........................           3,147       (50,369)         (3,049)         50,596            325
                                    -------------  -------------  --------------  -------------  -------------
    Total other income (expense).          70,062         26,532         (8,681)       (93,093)        (5,180)
                                    -------------  -------------  --------------  -------------  -------------
Income (loss) before provision for
  income taxes and extraordinary
   item .........................          32,896        142,174           2,428      (144,602)         32,896
Provision for income taxes.......          12,336             --              --             --         12,336
Income (loss) before extraordinary
  item  .........................          20,560        142,174           2,428      (144,602)         20,560
Loss on early extinguishment of
  debt  .........................             734             --              --             --            734
                                    -------------  -------------  --------------  -------------  -------------
Net income (loss)................   $      19,826  $     142,174  $        2,428  $   (144,602)  $      19,826
                                    =============  =============  ==============  =============  =============

            Condensed Consolidating Statement of Cash Flows (unaudited)
                                (In thousands)

                                                      Nine Months Ended September 30, 1997
                                                      Guarantor    Non-guarantor  Consolidated
                                       Parent       Subsidiaries   Subsidiaries   Eliminations      Total
Operating Activities:
Net Income (loss)................   $      15,714  $     112,358  $         (43)  $   (112,315)  $      15,714

Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
  Loss on extinguishment of
    debt, net....................           2,132             --              --             --          2,132
  Depreciation and amortization..           4,841          8,180              --             --         13,021
  Provision for bad debts........             114            382              --             --            496
  Loss on disposal of property...              --             63              --             --             63
  Amortization of drydocking
    costs........................           2,258          1,613              --             --          3,871
  Amortization discount on long-
    term debt and financing costs               5             --              --             --              5
  Provision for deferred taxes...           8,662             --              --             --          8,662
  Minority partners= equity in
    earnings (losses) of
    subsidiaries, net                          --             --              --           (80)           (80)
  Undistributed (earnings) losses
    of affiliates, net...........        (34,008)       (78,082)              --        112,026           (64)
  Other non-cash items...........             464             --              --             --            464
  Changes in operating assets and
    liabilities net of effect of acqusitions:
  Accounts receivable............           (469)       (14,172)              --          (446)       (15,087)
  Current and other assets.......         135,408       (31,786)       (111,066)        (1,169)        (8,613)
  Accounts payable and other
    liabilities                           (4,766)            704              --          1,165        (2,447)
                                    -------------  -------------  --------------  -------------  -------------
  Net cash provided (used) by operating
     activities..................         130,355          (742)       (111,109)          (369)         18,137
Investing Activities:
  Purchase of property...........        (15,597)       (27,332)              --            369       (42,560)
  Proceeds from disposal of property          --           1,633              --             --          1,633
  Capital contribution to affiliates     (82,107)      (216,363)              --        298,286          (182)
  Acquisitions, net..............        (96,648)             --              --             --       (96,648)
                                    -------------  -------------  --------------  -------------  -------------
  Net cash used in investing activities (194,352)      (242,060)              --        298,655      (137,759)

Financing Activities:
  Repayment of short-term borrowings,
    net..........................         (8,000)        (2,647)              --             --       (10,647)
  Proceeds of long-term borrowings         59,210             --              --             --         59,210
  Repayments of long-term debt...        (88,186)       (45,552)              --             --      (133,738)
  Payment of debt and other
    financing costs..............           (984)             --              --             --          (984)
  Payment under capital leases...           (140)          (950)              --             --        (1,090)
  Payment of notes to related parties       (178)             --              --             --          (178)
  Proceeds from issuance of common
    stock, net of offering costs.          94,111             --              --             --         94,111
  Proceeds from issuance of preferred
    securities, net of offering costs          --             --         111,109             --        111,109
Capital contributed from partners              --        298,286              --      (298,286)             --
                                    -------------  -------------  --------------  -------------  -------------
  Net cash provided by financing
    activities...................          55,833        249,137         111,109      (298,286)        117,793
                                    -------------  -------------  --------------  -------------  -------------
(Decrease) increase in cash and cash
  equivalents....................         (8,164)          6,337              --             --        (1,827)

Cash and cash equivalents at beginning
  of period......................           7,238          2,379              --             --          9,617
                                    -------------  -------------  --------------  -------------  -------------
Cash and cash equivalents at end of
  period.........................   $       (926)  $       8,716  $           --  $          --  $       7,790
                                    =============  =============  ==============  =============  =============

           Condensed Consolidating Statement of Cash Flows (unaudited)
                                                   (In thousands)

                                                      Nine Months Ended September 30, 1998
                                                      Guarantor    Non-guarantor   Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Eliminations      Total

Operating Activities:
Net Income (loss)................   $      19,826  $     142,174  $        2,428  $   (144,602)  $      19,826

Adjustments to reconcile net income
 (loss) to net cash provided (used) by
  operating activities:
  Loss on extinguishment of debt, net         734             --              --             --            734
  Depreciation and amortization..           6,445         28,190           1,162             --         35,797
  Provision for bad debts........             156            742              --             --            898
  Amortization of drydocking costs          3,503          4,583             363             --          8,449
  Amortization discount on long-
    term debt and financing costs             737             --             195             --            932
  Provision for deferred taxes...           8,591             --              --             --          8,591
  Minority partners= equity in
    earnings of subsidiaries, net              --             --              --             23             23
  Undistributed (earnings) losses
    of affiliates, net...........        (66,915)       (67,753)            (26)        134,518          (124)
  Other non-cash items...........             177             --              --             --            177
  Changes in operating assets and
    liabilities net of effect of acquisitions:
  Accounts receivable............         (2,434)       (26,452)         (3,131)          (456)       (32,473)
  Current and other assets.......         (8,518)       (34,703)         (1,004)         10,186       (14,995)
  Accounts payable and other liabilities      956         10,573           2,099            522         14,150
                                    -------------  -------------  --------------  -------------  -------------
    Net cash (used) provided by
      operating activities.......        (19,706)         57,354           4,146            191         41,985

Investing Activities:
  Purchase of property...........        (29,355)       (46,547)        (17,079)          6,093       (86,888)
  Capital contribution to affiliates     (28,301)             --        (30,510)         37,560       (21,251)
  Acquisitions, net..............       (331,303)       (14,999)              --             15      (346,278)
                                    -------------  -------------  --------------  -------------  -------------
  Net cash used by investing activities (388,959)       (61,546)        (47,580)         43,668      (454,417)

Financing Activities:
  Proceeds of long-term borrowings        412,700             --              --             --        412,700
  Proceeds from issuance of senior
   notes, net of offering costs..         292,500             --              --             --        292,500
  Repayments of long-term debt...       (292,480)          (464)              --             --      (292,944)
  Payment of debt and other
   financing costs...............           (247)             --              --             --          (247)
  Payment under capital leases...           (376)        (1,012)              --             --        (1,388)
  Capital contributed from partners            --              8          43,851       (43,859)             --
  Proceeds from issuance of common
   stock.........................             588             --              --             --            588
                                    -------------  -------------  --------------  -------------  -------------
Net cash provided (used) by
    financing activities.........         412,685        (1,468)          43,851       (43,859)        411,209
                                    -------------  -------------  --------------  -------------  -------------
Increase (decrease) in cash and cash
  equivalents....................           4,020        (5,660)             417             --        (1,223)

Cash and cash equivalents at beginning
  of period......................           2,510         12,442              --             --         14,952
                                    -------------  -------------  --------------  -------------  -------------
Cash and cash equivalents at end of
  period.........................   $       6,530  $       6,782  $          417  $          --  $      13,729
                                    =============  =============  ==============  =============  =============

10.  Prospective Accounting Changes

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

11.  Subsequent Event

        Effective September 30, 1998, the Company entered into Amendment No. 1 to the Restated Credit Agreement (the Restated Credit Agreement, as so amended, the "Amendment"). Under the Amendment, borrowings under the revolving line of credit may not initially exceed $150.0 million, increasing to (1) $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a specified sale and leaseback transaction or (2) $175.0 million, upon the Company's compliance with a leverage ratio specified in the Amendment. The Amendment also provides that borrowings thereunder will be secured by Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Company and its subsidiaries. Interest on borrowings under both the Restated Credit Agreement and the Amendment is based on one of two rates, at the Company's election from time to time, plus a margin based on the Company's compliance with certain financial ratios; however, the rates under the Amendment are higher than those under the Restated Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1997 Form 10-K.

        The MD&A  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and vessel acquisition and construction, are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct.

Operations Overview

         The financial information presented below represents historical results by major areas of operations.

                                                                           Three Months           Nine Months
                                                                        Ended September 30,   Ended September 30,
                                                                          1997        1998      1997       1998
                                                                                      (in thousands)
Revenues:
Marine Support Services:
 Offshore Energy Support..............................................  $  31,791  $  60,105  $  72,727  $ 184,014
 Offshore & Harbor Towing.............................................      4,507     11,662     12,992     32,953
                                                                        ---------  ---------  ---------  ---------
    Marine Support Services Revenues..................................     36,298     71,767     85,719    216,967

Marine Transportation Services:
 Chemical Transportation..............................................     16,110     17,270     44,053     51,100
 Petroleum Product Transportation.....................................      4,498     11,112     13,081     27,899
                                                                        ---------  ---------  ---------  ---------
    Marine Transportation Services....................................     20,608     28,382     57,134     78,999
                                                                        ---------  ---------  ---------  ---------
Total Revenues........................................................     56,906    100,149    142,853    295,966

Operating Costs:
Marine Support Services:
 Offshore Energy Support..............................................     13,648     32,663     30,622     87,939
 Offshore & Harbor Towing.............................................      2,993      5,830      8,461     16,871
                                                                        ---------  ---------  ---------  ---------
    Marine Support Services Operating Costs...........................     16,641     38,493     39,083    104,810

Marine Transportation Services:
 Chemical Transportation..............................................     11,075     11,523     29,324     37,172
 Petroleum Product Transportation.....................................      3,101      7,718      8,727     18,718
                                                                        ---------  ---------  ---------  ---------
    Marine Transportation Operating Costs.............................     14,176     19,241     38,051     55,890
                                                                        ---------  ---------  ---------  ---------
Total Operating Costs.................................................     30,817     57,734     77,134    160,700

Direct Overhead Expense:
Marine Support Services:
 Offshore Energy Support..............................................      1,793      3,217      3,792     10,197
 Offshore & Harbor Towing.............................................        466      1,508      1,282      4,107
                                                                        ---------  ---------  ---------  ---------
    Marine Support Services Direct Overhead...........................      2,259      4,725      5,074     14,304

Marine Transportation Services:
 Chemical Transportation..............................................        993      1,198      3,331      3,096
 Petroleum Product Transportation.....................................        290      1,192        818      2,233
                                                                        ---------  ---------  ---------  ---------
    Marine Transportation Direct Overhead.............................      1,283      2,390      4,149      5,329
                                                                        ---------  ---------  ---------  ---------
Total Direct Overhead.................................................      3,542      7,115      9,223     19,633

Fleet Operating EBITDA(1)
Marine Support Services:
 Offshore Energy Support..............................................     16,350     24,225     38,313     85,878
 Offshore & Harbor Towing.............................................      1,048      4,324      3,249     11,975
                                                                        ---------  ---------  ---------  ---------
    Marine Support Services Fleet EBITDA..............................     17,398     28,549     41,562     97,853

Marine Transportation Services:
 Chemical Transportation..............................................      4,042      4,549     11,398     10,832
 Petroleum Product Transportation.....................................      1,107      2,202      3,536      6,948
                                                                        ---------  ---------  ---------  ---------
      Marine Transportation Fleet EBITDA..............................      5,149      6,751     14,934     17,780
                                                                        ---------  ---------  ---------  ---------
Total Fleet EBITDA....................................................     22,547     35,300     56,496    115,633

Corporate Overhead Expense............................................      2,974      3,759      8,345     11,537
                                                                        ---------  ---------  ---------  ---------
EBITDA  ..............................................................     19,573     31,541     48,151    104,096
Depreciation and Amortization Expense.................................      5,169     11,926     13,021     35,797
                                                                        ---------  ---------  ---------  ---------
Income from Operations................................................  $  14,404  $  19,615  $  35,130  $  68,299
                                                                        =========  =========  =========  =========


(1)EBITDA is defined as net income from  continuing  operations  before interest
expense,  income  tax  expense,   depreciation  expense,  amortization  expense,
minority interest and other non-operating income.

Historical Growth

         Since December 31, 1994, when the Company's fleet consisted of 66 vessels, the Company has completed the acquisition or construction of 215 vessels at an aggregate cost of approximately $979 million, including four vessels acquired or constructed during the 1998 third quarter at an aggregate cost of $19.9 million. Of the Company's total of 281 vessels at September 30, 1998, 202 were offshore energy support vessels and the balance were employed in the Company's offshore and harbor towing operations and marine transportation services operations.

Revenue Overview

         Marine Support Services

         Revenue derived from marine support services is attributable to the Company's offshore energy support fleet and its offshore and harbor towing operations.

         Offshore Energy Support. Revenue derived from the Company's offshore energy support services is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling, production, and construction activities, which are in turn heavily dependent upon the price of crude oil.

         Domestic Operations. The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.

                                                        1997                                  1998
                                         Q1        Q2         Q3        Q4            Q1        Q2       Q3
Number of supply boats at
    end of period                          19        21         25        26            28        29       28
Average supply boat day rates(1).....  $6,478    $7,176     $7,636    $8,032        $8,475    $8,214   $6,474
 Average supply boat utilization(2)..     87%       90%        91%       93%           86%       80%      55%

Number of crew boats at
     end of period(3)                      39        39         39        39            39        40        39
 Average crew boat day rates(1)(3)...  $1,777    $1,940     $2,119    $2,294        $2,419    $2,477   $ 2,333
Average crew boat utilization(2)(3)..     95%       93%        95%       93%           89%       91%       78%

(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(3)      Excludes utility boats.

         As indicated in the above table, average supply boat day rates and utilization rates declined in the 1998 second quarter compared to the first quarter and continued to decline in the third quarter. This decline began in June 1998 due to the protracted decline in crude oil prices and is expected to continue until oil prices improve. At October 29, 1998, supply boat day rates averaged $5,200 per day.

         In addition, while average crew boat day rates and utilization rates improved slightly in the 1998 second quarter compared to the first quarter, such rates declined in the third quarter, as well; at October 29, 1998, crew boat day rates averaged $2,411 per day. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until crude oil prices improve.

         International Operations. The Company derives substantial revenue from international operations, primarily under dollar-denominated contracts with major international oil companies. Foreign operations are conducted by the Company in nearly every major offshore exploration and producing area throughout the world, including the North Sea, Africa, South America, Mexico, Trinidad, the West African coast, the Arabian Gulf countries, Egypt, India, Pakistan, Myanmar, Southeast Asia, and occasionally the Far East. Additional international opportunities are currently being analyzed by the Company. The diverse foreign operations represented approximately 37% and 49% of the Company's revenue and income from operations, respectively, for the nine months ended September 30, 1998.

         The following table shows rate and utilization information for foreign operations:

                                                                    1997                          1998
                                                         Q1        Q2       Q3        Q4            Q1        Q2       Q3
Number of anchor handling tug/supply boats(1)            --         9         23        23            66        67       66
Average anchor/handling tub/supply
   boat day rates(1)(2)...........................    $  --    $2,900     $3,162    $3,357        $5,505    $6,008   $5,914
 Average anchor handling tug/supply boat
utilization(1)(3).....................                   --       66%        80%       75%           75%       77%      77%

Number of crew/utility boats..........                   --         8          8         8            32        33       31
 Average crew/utility boat day rates(2)              $   --    $1,330     $1,365    $1,344        $1,549    $1,544   $1,588
Average crew/utility boat utilization(3)                 --      100%        93%       90%           75%       76%      72%

--------------------
(1)Includes anchor handling tug boats.

(2)Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.

(3)Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.


   Offshore and Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port. The Company currently maintains the following tugs:
                                                                   No. of Tugs
                               Location                             at 9/30/98

                           Port Everglades, FL                            5
                           Port Canaveral, FL                             3
                           Tampa, FL                                     12
                           Mobile, AL                                     3
                           Lake Charles, LA                               2
                           Port Arthur, TX                                5
                           U.S. West Coast                                2
                           Offshore Towing                                9
                                    Total                                41

Marine Transportation Services

         Chemical Transportation. Generally, demand for industrial chemical transportation services coincides with overall economic activity.

         Petroleum Product Transportation. Since entering service in 1975, the product carrier Seabulk Challenger has derived all of its revenue from successive voyage and time charters to Shell Oil Company. The current charter is being terminated in November 1998, resulting in the payment of a $750,000 penalty to the Company. The Company anticipates that the Seabulk Challenger will continue to operate in the future under short-term arrangements; however, the Company can give no assurance that such arrangements will be entered into or as to the terms thereof.

         Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with Florida Power & Light Co. ("FPL") and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization. The principal contract with FPL expired in September 1998. A subsidiary of the Company has entered into a contract to provide similar services to FPL in the future; however, the extent of such services is expected to be substantially less than under the prior contract.

         In March 1998, HMI purchased two additional petroleum product carriers from Kirby: the HMI Defender (ex-Willamette) and HMI Trader (ex-Concho). Both carriers are currently employed under a contract of affreightment with CITGO Petroleum Corporation providing for the transportation of refined products into Florida through December 1999.

         As discussed in note 8 to the condensed consolidated financial statements, the Company currently has a 50.8% interest in five double-hull product carriers. An affiliate of the Company has entered into agreements providing for a two-year charter for one of these carriers, the HMI Nantucket Shoals.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repairs, fuel, and insurance. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Area of Operations Overview--Overview of Operating Expenses and Capital Expenditures" in the 1997 Form 10-K.

 Results of Operations

         Three months ended September 30, 1998 compared with the three months ended September 30, 1997

         Revenue. Revenue increased 76% to $100.1 million for the three months ended September 30, 1998 from $56.9 million for the three months ended September 30, 1997, primarily due to increased revenue from the Company's offshore energy support and offshore and harbor towing operations.

         Revenue from offshore energy operations increased 89% to $60.1million for the three months ended September 30, 1998 from $31.8 million for the three months ended September 30, 1997, primarily due to acquisitions. During the 1998 period, domestic day rates for supply boats owned, operated, or managed by the Company decreased 15.2% as compared to the 1997 period, and domestic day rates for crew boats owned, operated, or managed by the Company increased 10.1% from the 1997 period (but declined 5.8% as compared to the 1998 second quarter). As indicated above under "Revenue Overview--Marine Support Services--Domestic Operations," average supply boat day rates and utilization rates in the U.S. Gulf of Mexico declined in the 1998 second and third quarters. This decline began in June 1998 due to the protracted decline in crude oil prices and is expected to continue until oil prices improve. At October 29, 1998, supply boat day rates were approximately $5,200 per day as compared to $6,474 for the third quarter. In addition, while average crew boat day rates and utilization rates improved slightly in the 1998 second quarter compared to the first quarter, such rates declined in the third quarter, as well. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until oil prices improve.

         As the Company did not have significant international operations during the 1997 period, a period-to-period comparison of international day rates would not be meaningful.

         Offshore and harbor towing revenue increased 159% to $11.7 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997, primarily due to the October 1997 acquisition of Bay and the March 1998 acquisition of seven harbor towing vessels from Kirby.

         Revenue from chemical transportation operations increased 7% to $17.3 million for the three months ended September 30, 1998 from $16.1 million for the three months ended September 30, 1997, primarily due to the chartering of additional vessels.

         Petroleum product transportation revenue increased 147% to $11.1 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997, primarily due to the March 1998 acquisition of two product tankers from Kirby Corporation.

         Operating Expenses. Operating expenses increased 87% to $57.7 million for the three months ended September 30, 1998 from $30.8 million for the three months ended September 30, 1997, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and related increased business activity. As a percentage of revenue, operating expenses increased to 58% for the three months ended September 30, 1998 from 54% for the three months ended September 30, 1997 due to the decrease in revenues caused by lower day rates in the offshore energy segment.

         Overhead Expenses. Overhead expenses increased 66.9% to $10.9 million for the three months ended September 30, 1998 from $6.5 million for the three months ended September 30, 1997, primarily due to increased staffing requirements and other expenses due to acquisitions and related increased business activity. As a percentage of revenue, overhead expenses decreased to 10.9% for the three months ended September 30, 1998 from 11.5% for the three months ended September 30, 1997 due to a significant increase in revenues, due to acquisitions, combined with a slightly lower increase in overhead expenses.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 131% to $11.9 million for the three months ended September 30, 1998 compared with $5.2 million for the three months ended September 30, 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 36% to $19.6 million, or 20% of revenue, for the three months ended September 30, 1998 from $14.4 million, or 25% of revenue, for the three months ended September 30, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 2992% to $11.8 million, or 12% of revenue, for the three months ended September 30, 1998 from $0.4 million, or 1% of revenue, for the three months ended September 30, 1997, primarily as a result of the February 1998 offering of Senior Notes and debt incurred in connection with acquisitions.

         Net Income. The Company had net income of $3.9 million for the three months ended September 30, 1998 compared to net income of $7.5 million for the three months ended September 30, 1997, primarily as a result of the factors noted above.

         Nine months ended September 30, 1998 compared with the nine months ended September 30, 1997

         Revenue. Revenue increased 107% to $296 million for the nine months ended September 30, 1998 versus $142.9 million for the nine months ended September 30, 1997, primarily due to increased revenue in the Company's offshore energy support and offshore and harbor towing operations.

         Revenue from offshore energy operations increased 153% to $184 million for the nine months ended September 30, 1998 from $72.7 million for the nine months ended September 30, 1997, primarily due to acquisitions. During the 1998 period, domestic day rates for supply boats owned, operated, or managed by the Company increased 9% from the 1997 period, and domestic day rates for crew boats owned, operated, or managed by the Company increased 24% from the 1997 period. However, as indicated above, average supply boat day rates and utilization rates in the U.S. Gulf of Mexico began to decline in June due to the protracted decline in crude oil prices, and this decline is expected to continue until oil prices improve.

         As the Company did not have significant international operations during the 1997 period, a period-to-period comparison of international day rates would not be meaningful.

         Offshore and harbor towing revenue increased 154% to $33 million for the nine months ended September 30, 1998 from $13 million for the nine months ended September 30, 1997, primarily due to the October 1997 acquisition of Bay and the March 1998 acquisition of seven harbor towing vessels from Kirby.

         Revenue from chemical transportation operations increased 16% to $51.1 million for the nine months ended September 30, 1998 from $44.1 million for the nine months ended September 30, 1997, primarily due to the chartering of additional vessels.

         Petroleum product transportation revenue increased 113% to $27.9 million for the nine months ended September 30, 1998 from $13.1 million for the nine months ended September 30, 1997, primarily due to the March 1998 acquisition of two product tankers from Kirby.

         Operating Expenses. Operating expenses increased 108% to $160.7 million for the nine months ended September 30, 1998 from $77.1 million for the nine months ended September 30, 1997, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and related increased business activity. As a percentage of revenue, operating expenses were 54% for the nine months ended September 30, 1998 as well as for the nine months ended September 30, 1997.

         Overhead Expenses. Overhead expenses increased 77.4% to $31.2 million for the nine months ended September 30, 1998 from $17.6 million for the nine months ended September 30, 1997, primarily due to increased staffing requirements and other expenses due to acquisitions and related increased business activity. As a percentage of revenue, overhead expenses decreased to 10.5% for the nine months ended September 30, 1998 from 12.3% for the nine months ended September 30, 1997 due to a significant increase in revenues, caused by acquisitions, combined with a slightly lower increase in overhead expenses.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 175% to $35.8 million for the nine months ended September 30, 1998 compared with $13.0 million for the nine months ended September 30, 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 94% to $68.3 million, or 23% of revenue, for the nine months ended September 30, 1998 from $35.1 million, or 25% of revenue, for the nine months ended September 30, 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 567% to $30.2 million, or 10% of revenue, for the nine months ended September 30, 1998 from $4.5 million, or 3% of revenue, for the nine months ended September 30, 1997, primarily as a result of the February 1998 offering of Senior Notes and debt incurred in connection with acquisitions.

         Other Income (Expense). Other expense increased to $5.2 million for the nine months ended September 30, 1998 from $2.1 million for the nine months ended September 30, 1997, primarily due to dividend payments relating to the Preferred Securities.

         Net Income. The Company had net income of $19.8 million for the nine months ended September 30, 1998 compared to net income of $15.7 million for the nine months ended September 30, 1997 primarily as a result of the factors noted above.

Seasonality

         The Company experiences slight seasonality in its operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

Liquidity and Capital Resources

         The Company's capital requirements historically have arisen primarily from its working capital needs, acquisition of marine vessels, improvements to vessels, and debt service requirements. The Company's principal sources of cash have been borrowings, cash provided by operating activities, and proceeds from the initial public offering in 1996, the Second Offering, the Private Offering and the offering of Senior Notes. At September 30, 1998, the Company's outstanding indebtedness under the Restated Credit Agreement was approximately $260.3 million and the effective interest rate under the Restated Credit Agreement was 6.6875%. Pursuant to the Restated Credit Agreement and the Amendment, the Company is required to meet certain financial tests and is subject to certain covenants. See notes 3 and 11 to the condensed consolidated financial statements and the discussion below for additional information regarding these offerings and the terms of the Restated Credit Agreement and the Amendment.

         The following table shows the Company's cost for vessels acquired in 1998.

                 Vessel                                Delivered        Cost (millions)
1 205-foot supply boat                                 January 1998       $      8.2
37 offshore energy support vessels                     February 1998           291.6
2 petroleum product tankers                            March 1998               31.4
2 tractor tugs                                         April 1998                9.1
1 Ship Docking Module ("SDM(TM)")                      April 1998                5.0
1 152-foot crew boat                                   April 1998                2.4
1 geophysical boat                                     April 1998                4.0
1 SDM(TM)                                              May 1998                  5.0
1 205-foot supply boat                                 July 1998                 9.0
1 double-skin barge                                    September 1998            0.9
2 tractor tugs                                         September 1998           10.0
1 crew boat                                            October 1998              2.5
1 45,300 dead weight ton double-hull product carrier   October 1998             25.9 (1)
         TOTAL                                                            $    405.0

        The following table shows delivery dates and estimated costs for vessels to be delivered during the remainder of 1998 and 1999.

                                                                                             Remaining
                                                           Expected        Total Cost     Cost at 9/30/98
                 Vessel                                 Delivery Date       (millions)        (millions)
1 45,300 dead weight ton double-hull product carrier   November 1998       $    25.9 (1)    $      --
1 205-foot supply boat                                 November 1998             8.8               --
1 205-foot supply boat                                 November 1998             8.7              4.7
1 205-foot supply boat                                 December 1998             8.8              6.4
1 205-foot supply boat                                 February 1999             8.8              6.4
1 152-foot crew boat                                   March 1999                2.5              2.5
1 152-foot crew boat                                   May 1999                  2.7              2.1
1 152-foot crew boat                                   July 1999                 2.7              2.1
1 SDM(TM)                                              June 1999                 5.4              4.9
1 SDM(TM)                                              November 1999             5.4              4.9
1 SDM(TM)                                              April 2000                5.4               --
1 279-foot construction/anchor handling tug/
     supply vessel                                     May 1999                 21.7             11.8
1 45,300 dead weight ton double-hull product carrier   December 1998            25.9 (1)           --
1 45,300 dead weight ton double-hull product carrier   January 1999             25.9 (1)           --
1 45,300 dead weight ton double-hull product carrier   June 1999                25.9 (1)           --
     TOTAL                                                                 $   184.6        $    45.7

--------------------------
(1)Represents the Company's 50.8% interest in partnerships. The Company expects to reduce its interest to less than 50%; see note 8 to the condensed consolidated financial statements.

         In June 1998, at a cost of $18.5 million, the Company increased from 0.8% to 50.8%, on a temporary basis, its stake in five 45,300 dead weight ton double-hull product carriers (see note 8 to the condensed consolidated financial statements). The aggregate cost of the five carriers is estimated to be $250.0 million, of which a substantial portion is expected to be financed with the proceeds of U.S. government-guaranteed Title XI ship financing bonds issued in March 1996 and September 1998. The Company has an exclusive option to purchase the remaining 49.2% interest in these carriers at an estimated cost of $16.5 million.

         The Company's future capital needs are expected to relate primarily to debt service obligations, maintenance and improvements of its fleet. The Company's principal and interest payment obligations for the remainder of 1998 are estimated to be approximately $38.0 million, and operating lease obligations for the remainder of 1998 are estimated to be approximately $2.0 million. Capital requirements for vessel maintenance and improvements, including scheduled drydockings, are expected to be approximately $11.0 million for the remainder of 1998.

         The Company believes that cash generated from operations and amounts available under the Amendment will be sufficient to fund debt service requirements, planned capital expenditures, and working capital requirements for the foreseeable future. However, since future cash flows are subject to a number of uncertainties, including the condition of the markets served by the Company, there can be no assurance that these resources will continue to be sufficient to fund the Company's cash requirements.

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

         As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, the declines discussed above caused the Company to evaluate whether and to what extent it would be unable to comply with certain covenants in the Restated Credit Agreement and to discuss the possibility of noncompliance with its bank lenders. As a result of these discussions, the Company has entered into the Amendment, effective as of September 30, 1998; in the absence of the Amendment, the Company would not have been in compliance with the covenant in the Restated Credit Agreement that it maintain a maximum Leverage Ratio (as defined in the Restated Credit Agreement) of 4.0:1.00.

         Management believes that the Amendment will afford the Company continued access to credit and the ability to maintain liquidity. However, among other things, the Amendment provides for reduced availability of borrowings; increased interest rates, fees and collateral; modified financial covenants; and restraints on future capital and other expenditures. Additional information regarding the Amendment is contained in note 11 to the condensed consolidated financial statements and in the text of the Amendment, which is being filed as an exhibit to, and is incorporated by reference in, this Report.

         Based on the definitive terms of the Amendment, the Company believes that it will not be required to record an extraordinary charge in the 1998 fourth quarter with respect to the Amendment.

         The Company is also considering further modifications to its bank credit arrangements, including modifications relating to the financial covenants to be imposed after 1999. However, no assurance can be given that the Company will be able to effect such modifications on acceptable terms.

Prospective Accounting Changes

          In September 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after September 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or the financial position of the Company.

Impact of the "Year 2000 Issue"

         The "Year 2000 Issue" is the result of the use by certain computer software of a two-digit dating convention rather than a four-digit dating convention (i.e., "00" rather than "2000"), causing a computer or similar technology to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in other errors that could cause disruptions of normal business activities.

         The Company has implemented a program designed to assess the likely impact of the Year 2000 Issue on the Company and its subsidiaries and to develop and implement measures designed to minimize its impact. The program covers not only the Company's computer equipment and software systems, but also other systems containing so-called "embedded" technology, such as alarm systems, elevators and fax machines.

         The Company's Year 2000 program has focused on the two major components of the Company's operations - land-based systems and vessel-based systems - with separate teams for computer operations/information systems, facilities management, and vessel operations. Each team is implementing the program in the following four phases:

o Assessment, including taking physical inventories of all computer-based equipment and software, as well as digital and analog control systems; establishing testing procedures for checking Year 2000 compliance; and carrying out those testing procedures. This phase has been substantially completed for land-based systems, except to the extent that the Company is in the initial stages of contacting third-party suppliers and customers to determine whether and to what extent the Company may face disruptions in supplies or services (such as ports and utilities) provided by suppliers or cessation of operations by customers. Vessel-based assessment efforts have proceeded more slowly, since these efforts can only be conducted while a vessel is in port. However, these efforts have been initiated and are expected to be completed by year-end 1998.

o Remediation of all land-based and vessel-based issues identified in the assessment phase. Remediation activities have been initiated with respect to most land-based systems; these activities are expected to be substantially completed by year-end 1998. Vessel-based remediation efforts are currently expected to be completed during the first half of 1999.

o Compliance certification, including re-testing to assure that remediation efforts have been successful. Assuming that remediation efforts are successfully completed during the 1999 first half, compliance certification is expected to be completed shortly thereafter.

o Maintenance, including ongoing testing and remediation. This phase is expected to commence at the end of the first half of 1999 and is expected to continue until early 2000.

         The Company expects each of the above phases to be completed or substantially completed by the times indicated above. However, the Company cannot predict whether or to what extent the completion of these phases may be delayed for various reasons. In particular, as indicated above, the Company is in the initial stages of contacting third-party suppliers and customers with regard to the Year 2000 Issue, and it is not possible to predict whether or to what extent the information obtained from suppliers and customers may require additional assessment, remediation and/or other activities. Further, the completion of the Company's Year 2000 program could be adversely affected by the unavailability of replacement components and equipment.

         The Company estimates that its total cost for new systems and equipment and related services will approximate $6.5 million, of which approximately $5.8 million had been expended through September 30, 1998. However, these amounts include the costs of new systems and equipment that, while "Year 2000 compliant," were not acquired in connection with or as a result of the Year 2000 Issue. Further, these amounts do not include the Company's internal costs in connection with the Year 2000 Issue (consisting primarily of payroll costs for employees working on the Company's Year 2000 program), as the Company does not separately track such costs. Consequently, it is not possible to determine the precise amount expended by the Company directly in connection with the Year 2000 Issue. These expenditures are not expected to affect other expenditures by the Company relating to information technology and systems.

         The Company faces numerous potential risks in connection with the Year 2000 Issue. For the Company's land-based systems, these risks include the possible loss of network integrity; failures with regard to accounting, finance and other functions; potential damage to equipment; and possible loss of communications. In addition, systems containing embedded technology could result in the loss of building management control systems (including elevators, air conditioning and generators); failure of fire and emergency and safety systems; potential damage to equipment; and loss of power. In its vessel-based operations, the Year 2000 Issue could result in vessel delays or stoppages; damage to vessels and other equipment; risk of injury to crew members and others; failure of navigation and/or communications equipment; and cargo handling failures. It is not possible to determine whether or to what extent any or all of these risks are likely to occur or the costs involved in any such occurrence. However, such costs could be material.

         The Company has developed a number of contingency plans to address the Year 2000 Issue. Some of these plans will be implemented regardless of the Company's expectations as to the likely impact of the Year 2000 Issue, while others will be implemented only if the Company believes that it is likely to be seriously affected by the Year 2000 Issue. These contingency plans include maintaining backup systems with pre-2000 dates (including backups of all critical systems); advance testing of critical systems; printing paper copies of all critical data; establishing emergency response teams; and manually overriding all mechanical systems. In addition, the Company may suspend cargo operations; instruct vessels at sea to be in open sea, well away from shore or shallows; instruct vessels in port to remain alongside or at anchor; insure that all ships are fully provisioned with stores and fuel; and restrict crew changes. In addition, as 2000 approaches, the Company will conduct safety drills, cargo handling drills, and backup vessel handling drills.

 Euro Conversion Issues

         On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the "Euro." For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation; after January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect numerous financial systems and business applications.

          While the Company's subsidiaries do business in many countries around the world, substantially all of such business is U.S. dollar-denominated. Thus, while the Company is reviewing the impact of the introduction of the Euro on various aspects of its business (including information systems, currency exchange rate risk, taxation, contracts, competitive position and pricing), such introduction is not expected to have a material impact on the Company.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, in July 1998 a subsidiary of the Company was charged with criminal violations of Florida statutes relating to commercial dumping and willful pollution, as well as violation of a rule, regulation or order of the Florida Department of Environmental Regulation (State of Florida vs. Sun State Marine Services, Inc., Circuit Court of the Fourth Judicial Circuit in and for Clay County, Florida). The proceeding alleged that marine repairs conducted by the subsidiary resulted in the discharge of waste from a vessel sandblasting operation in the St. John=s River.

          In October 1998, this proceeding was dismissed, contingent upon the performance of certain actions by the subsidiary, including taking reasonable steps to avoid pollution and conducting environmental training for specified employees. The proceeding may be reopened if, after one year, the subsidiary has not performed as specified. The resolution of this proceeding did not result in the imposition of significant fines or in other material penalties.

Item 6.  Exhibits and Reports on Form 8-K.

a.     Exhibits.

       10.1 - Amendment No. 1, dated as of September 30, 1998, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1998, by and among Hvide Marine Incorporated, the Guarantors party thereto, Citibank, N.A., BankBoston, N.A. and the lending institutions named therein.

       10.2 - Indemnification Agreement, dated as of October 22, 1998, between Hvide Marine Incorporated and J. Erik Hvide.

       10.3 - Indemnification Agreement, dated as of October 30, 1998, between Hvide Marine Incorporated and Hans J. Hvide.

       27 -  Financial Data Schedule

b. Reports on Form 8-K.

       None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer

November 13, 1998