Form 10-K
period 1998-12-31
HVIDE MARINE INC
filed 1999-04-01
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 1998

                             Commission File Number 0-28732

                                HVIDE MARINE INCORPORATED
                 (Exact  name of registrant as specified in its charter)

                    Florida                                  65-0524593
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification Number)

          2200 Eller Drive, P.O. Box 13038
          Ft. Lauderdale, Florida                                33316
          (Address of principal executive offices)             (Zip Code)

           Registrant's telephone number, including area code:  (954) 523-2200

          Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 29, 1999 (based on the closing price of such stock on the Nasdaq National Market) was $53,359,600.

     At March 19, 1999, there were 12,879,509 shares of the registrant's Class A Common Stock outstanding and 2,547,064 shares of its Class B Common Stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                          WHERE INCORPORATED

  Proxy Statement for Annual Meeting
  to be held June 7, 1999 (specified portions)                  Part III

                            HVIDE MARINE INCORPORATED

                                 1998 FORM 10-K


                                Table of Contents

Item                                                                                                           Page


                                                       Part I
1        Business...........................................................................................   1
2        Properties.........................................................................................
3        Legal Proceedings..................................................................................
4        Submission of Matters to a Vote of Security Holders................................................
4A       Executive Officers of the Registrant...............................................................

                                                       Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters..............................
6        Selected Financial Data............................................................................
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................
7A       Quantitative and Qualitative Disclosures About Market Risk.......................................
8        Financial Statements and Supplementary Data........................................................
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................

                                                      Part III

10       Directors and Executive Officers of the Registrant.................................................
11       Executive Compensation.............................................................................
12       Security Ownership of Certain Beneficial Owners and Management.....................................
13       Certain Relationships and Related Transactions.....................................................

                                                       Part IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................




                                   PART I

Item 1.  Business

General

         Hvide Marine Incorporated, directly and through subsidiaries, is one of the world's leading providers of marine support and transportation services, primarily serving the energy and chemical industries. The Company has been an active consolidator in each of the markets in which it operates, increasing its fleet from 23 vessels in 1993 to 284 vessels at March 15, 1999. As a result, the Company is the third largest operator of offshore energy support vessels in the U.S. Gulf of Mexico, the largest operator of such vessels in the Arabian Gulf, and a leading operator of such vessels offshore West Africa, Southeast Asia and Mexico. In addition, the Company is the sole provider of commercial tug services at Port Everglades and Port Canaveral, Florida, the primary provider of such services in Tampa, Florida and a leading provider of such services in Mobile, Alabama, Lake Charles, Louisiana, and Port Arthur, Texas, as well as in the Bay of Campeche in Mexico. The Company also provides marine transportation services, principally for specialty chemicals and petroleum products in the U.S. domestic trade, a market largely insulated from international competition under the Jones Act.

          Through early 1998, the Company completed a number of acquisitions that substantially expanded its offshore energy support operations into several new international markets, increased its deepwater energy support capability and increased its domestic offshore and harbor towing and petroleum product transportation operations. These acquisitions included the February 1998 acquisition of 37 offshore energy support vessels operating primarily offshore West Africa and Southeast Asia, and the March 1998 acquisition of two petroleum product carriers and seven harbor tugs operating in Port Arthur, Texas and Lake Charles, Louisiana. The Company's fleet grew modestly during the balance of 1998 and early 1999 through the delivery of 13 vessels (consisting of four tugs, four supply boats, two crew boats, two ship docking modules or SDMs(TM), and one barge). In addition, an affiliate of the Company took delivery of three double-hull petroleum product tankers in 1998 and one double-hull chemical product carrier in early 1999.

         As a result of declines in the Company's offshore energy support business in the second half of 1998 and early 1999, the Company does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in the agreements governing its bank borrowings. Such noncompliance would result in a default under such agreements. Such a default would enable the bank lenders to accelerate the payment of all bank borrowings, which would, in turn, result in a default under certain other indebtedness under cross-default provisions. In the event of such defaults, all bank borrowings and such other indebtedness, as well as all interest accrued on such borrowings and indebtedness, could become immediately due and payable. In order to avoid these defaults, the Company will be required either to enter into an amendment of the agreement governing its bank borrowings or to obtain a waiver with respect to such noncompliance. The Company has developed a plan to improve liquidity, including the disposition of assets in order to raise significant amounts of cash; discussing amended and new financing arrangements with its banks and other lenders; reducing capital expenditures and operating and overhead expenses; and improving working capital management.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

         As used in this Report, the term "HMI" refers to Hvide Marine Incorporated, a Florida corporation, and the term "Company" refers to HMI and/or one or more of its subsidiaries and, in certain cases, their respective predecessors. The Company's principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and its telephone number is (954) 523-2200.

Projections and Other Forward-Looking Information

         This Report contains, and other communications by the Company may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding the Company's expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive position, growth opportunities for existing or new products and services, management plans and objectives, and markets for stock. Like any other business, the Company is subject to risks and other uncertainties that could cause its actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. In addition to general economic, business and market conditions, these risks and uncertainties include the following:

o declines in oil and/or gas prices, which tend to cause reductions in exploration, development and production activities and, in turn, reductions in the use of the offshore energy support services provided by the Company (although these reductions may be partially offset by reductions in operating costs and by increased use of the Company's marine transportation and towing services);

o increased offshore energy support vessel construction activity, which can cause oversupply in the industry and consequent reductions in the utilization rates of the Company's offshore energy support vessels and the amounts charged by the Company for the use of its offshore energy support vessels;

o international political instability, which can lead to reductions in exploration, development and production activities, particularly in less developed regions (although such instability can lead to increased oil prices);

o fluctuations in weather, which can lead to declines in energy consumption and resulting declines in oil and/or gas prices (although extreme weather conditions can lead to increases in the use of the petroleum transportation services provided by the Company);

o changes in laws and regulations affecting the maritime industry, including any possible weakening of the Jones Act, which could result in increased competition from non-U.S. companies in the Company's U.S. offshore energy support, offshore and harbor towing, and marine transportation businesses;

o changes in environmental laws and regulations, including any possible weakening of the U.S. Oil Pollution Act of 1990 ("OPA 90") and similar statutes, which could result in increased competition for the petroleum product transportation services provided by the Company's modern double-hull fleet; and

o uncertainties involving the so-called "Millennium Bug," which may cause the closing of various ports and other facilities used by the Company and/or other disruptions in the Company's businesses at year-end 1999.

         Additional information regarding the above and other factors affecting the Company's business appears elsewhere in this Report.


                                    The Company's Industries and Operations

Fleet Overview

         The following table lists the vessels owned or operated by the Company at March 15, 1999:

                                                                                                     Number of
                                                                                                      Vessels
Marine Support Services
   Offshore Energy Support
     Crew/Utility Boats...........................................................................        78
     Anchor Handling Tug/Supply Boats.............................................................        47
     Supply Boats.................................................................................        38
     Anchor Handling Tugs.........................................................................        28
     Geophysical Boats............................................................................         7
       Specialty Units............................................................................         6
                                                                                                    --------
       Total Offshore Energy Support..............................................................       204
   Offshore and Harbor Towing Tugs................................................................        41
                                                                                                    --------
       Total Marine Support Services..............................................................       245
                                                                                                    --------
Marine Transportation Services
   Chemical/Petroleum Product Carriers............................................................        12
   Fuel Barges....................................................................................        17
   Towboats.......................................................................................        10
                                                                                                    --------
       Total Marine Transportation Services.......................................................        39
                                                                                                    --------
          Total Vessels...........................................................................       284
                                                                                                    ========

         The above table includes vessels owned and operated by the Company, vessels owned by the Company and operated by others, and vessels owned by others but operated by the Company, under various financing and operating arrangements.

  Marine Support Services

         Offshore Energy Support. Offshore energy support vessels are used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. Offshore energy support vessels are hired by oil companies and others engaged in offshore exploration and production activities.

         The market for offshore energy support services is fundamentally driven by the offshore exploration, development and production activities of oil and gas companies worldwide. The level of exploration, development and production activities depends primarily on the capital expenditures of oil and gas producers, which is largely a function of current and anticipated energy prices. Oil and gas prices are influenced by a variety of factors, including worldwide demand, production levels, governmental policies regarding exploration and development of reserves, and political factors in producing countries.

         The following are the types of vessels primarily used in offshore energy support activities:

o Supply boats (also called workboats) are generally steel-hull vessels of at least 150 feet in length. They serve exploration and production facilities and support offshore construction and maintenance activities and are differentiated from other vessel types by cargo flexibility and capacity. In addition to transporting deck cargo, such as drill pipe and heavy equipment, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement, and dry bulk mud. With their relatively large liquid mud and dry bulk cement capacity and large areas of open deck space, they are generally in greater demand than other types of support vessels for exploration and workover drilling activities.

o Crew boats (also called crew/supply boats) are faster and smaller than supply boats and are used primarily to transport light cargo, including food and supplies, and personnel to and among production platforms, rigs and other offshore installations. They can be chartered together with supply boats to support drilling or construction operations or, separately, to serve the various requirements of offshore production platforms. Crew boats are typically constructed of aluminum and generally have longer useful lives than steel-hull supply boats. Crew boats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions.

o Anchor handling vessels, which include anchor handling tug/supply boats and some tugs, are more powerful than supply boats and are used to tow and position drilling rigs, production facilities and construction barges. Some are specially equipped to assist tankers while they are loading from single-point buoy mooring systems, and some are used in place of supply boats when not performing towing and positioning functions.

         The Company has provided services to the oil and gas drilling industry since 1989, when it acquired its first eight offshore supply boats. In a series of acquisitions and new buildings, the Company expanded its offshore energy support fleet to 204 vessels at March 15, 1999, consisting of 78 crew/utility boats, 47 anchor handling tug/supply boats, 38 supply boats, 28 anchor handling tugs, seven geophysical boats and six specialty units. From March 15 through December 1999, the Company expects to take delivery of a total of five offshore energy support vessels, consisting of one 279-foot construction/anchor handling tug/supply boat, one 205-foot platform supply vessel and three crew boats.

        Until mid-1997, the Company primarily served exploration and production operations in the U.S. Gulf of Mexico, operating from facilities in Lafayette, Louisiana. At that time, the Company began the substantial expansion of its international offshore energy support fleet. In addition, in response to deteriorating market conditions in the U.S. Gulf of Mexico in 1998, the Company redeployed certain of its vessels from the Gulf to international markets. The primary international markets currently served by the Company are the Arabian Gulf and adjacent areas, West Africa, Southeast Asia and Mexico; the Company also operates offshore energy support vessels in other regions, including the North Sea and South America. The Company's operations in the Arabian Gulf and adjacent areas are directed from its facilities in Dubai, United Arab Emirates; operations offshore West Africa, and certain other international areas, are directed from the Company's facilities in Lausanne, Switzerland; operations in Southeast Asia are directed from its facilities in Singapore; and operations in Mexico are directed from the Company's offices in Lafayette, Louisiana. In addition, the Company has sales offices and/or maintenance and other facilities in many of the countries where its offshore energy support vessels operate. At March 15, 1999, 88 of the Company's offshore energy support vessels were located in the Arabian Gulf and adjacent areas, 59 in the U.S. Gulf of Mexico, 27 in West Africa, 17 in Southeast Asia, eight in Mexico and five in other areas of the world.

         Offshore and Harbor Towing. Offshore and harbor towing services are provided by tugs to vessels using the ports in which the tugs operate and to vessels at sea to the extent required by environmental regulations, casualty or other emergency. In addition, the Company's anchor handling tug/supply boats and offshore towing-equipped tugs tow a wide variety of barges carrying heavy equipment, refinery modules and petroleum products for the energy industry in the U.S. Gulf of Mexico, the Atlantic Ocean and the Mediterranean Sea. Charges for docking services are based on a fixed rate per job, and charges for towing services are based on hourly or daily rates.

          In most U.S. ports, competition is unregulated. However, a few ports grant non-exclusive franchises to harbor tug operators; these include Port Canaveral and Port Everglades, Florida, where the Company is the sole franchisee, and Tampa and Port Manatee (near Tampa), Florida where the Company is the primary provider of commercial tug services. Rates are unregulated in the franchised ports served by the Company. Each port is generally a distinct market for harbor tugs, even though harbor tugs can be moved from port to port.

         Demand for towing services depends on vessel traffic, which is in turn generally dependent on local and national economic conditions. OPA 90 and state legislation require oil tankers to be escorted in and around certain ports located in Alaska and the U.S. Pacific coast.

         The harbor tugs owned or operated by the Company serve Port Everglades, Tampa, Port Manatee, and Port Canaveral, Florida, Mobile, Alabama, Port Arthur, Texas, and Lake Charles, Louisiana, where they primarily assist product carriers, barges, other cargo vessels and cruise ships in docking and undocking and in proceeding in confined waters. The Company also operates eight tugs with offshore towing capabilities that conduct a variety of offshore towing services in the U.S. Gulf of Mexico, the Bay of Campeche in Mexico and the Atlantic Ocean. In addition, the Company has completed the construction of three SDMs(TM) and has contracted for the construction of three additional SDMs(TM) for delivery in 1999 and 2000 to augment the Company's harbor towing operations. The Company also charters two of its tugs to third-party operators in California.

         Port Everglades. Port Everglades has the second largest petroleum non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for south Florida. Since 1958, when the Company's tug operations commenced, the Company has enjoyed a franchise as the sole provider of docking services in the Port. The franchise specifies, among other things, that three tugs serving the Port be less than 90 feet in length, because of the narrowness of slips in the Port, and that tugs have firefighting capability. The franchise is not exclusive; consequently, another operator could be granted an additional franchise. Although a significantly larger potential competitor sought a franchise in 1992, the Company won unanimous endorsement from the Port Authority to continue its sole-franchise relationship with the Port when that competitor failed to make the requisite showing of public need and necessity. The current franchise expires in 2007, and there can be no assurance that it will be renewed. At March 15, 1999, the Company operated five tugs in Port Everglades and is the Port's sole provider of harbor towing services.

         Tampa. The Company expanded its harbor towing services to Tampa, Florida with an October 1997 acquisition. Tampa is the tenth largest port in the continental United States in terms of tonnage. Because the port is comprised of three "sub-ports" (including Port Manatee) and a distant sea-buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. At March 15, 1999, the Company operated 12 tugs, including four tractor tugs, in the port (including Port Manatee) and is Tampa's primary provider of harbor towing services.

         Port Canaveral. In Port Canaveral, Florida, like Port Everglades, the Company has the sole franchise to provide harbor docking services. At Port Canaveral, the smallest of the Company's harbor tug operations, the Company provides docking and undocking services for commercial cargo vessels serving central Florida and for cruise ships visiting the Disney World/Kennedy Space Center attractions. The Company's franchise is a month-to-month arrangement and, although there can be no assurance that the Company will be able to retain its franchise in Port Canaveral, there has been no challenge to the franchise since 1984. At March 15, 1999, the Company operated three tugs in Port Canaveral and is the Port's sole provider of harbor towing services.

         Mobile. At this port, the Company provides docking and undocking services, primarily for commercial cargo vessels, including vessels transporting coal and other bulk exports. The Company believes that it provides from 40% to 50% of the harbor tug business in this port. At March 15, 1999, the Company operated four tugs in Mobile.

         Port Arthur and Lake Charles. In March 1998, the Company completed the acquisition of seven harbor tugs. Currently, four of these tugs serve Port Arthur, Texas, two serve Lake Charles, Louisiana, and one serves both harbors. Each of these ports has a competing provider of harbor tug services.

     Mexico. The Company also owns two tugs that operate in the Bay of Campeche in Mexico under an arrangement with a Mexican company.

         Other. In addition, the Company charters two of its tugs to third-party operators in California, and eight tugs with offshore towing capability are performing such services in the U.S. Gulf of Mexico and in the Atlantic Ocean off the east coast of the United States.

         SDMs(TM). The Company accepted delivery of its first SDM(TM) in November 1997; two additional SDMs(TM) were delivered in 1998, two are expected to be delivered in 1999 and one in 2000. SDMs(TM) are innovative ship docking vessels that are designed to be more maneuverable, efficient, and flexible than harbor tugs. In addition, they have lower operating costs than harbor tugs because they require fewer crewmembers. Company personnel, working in conjunction with consulting marine engineers and architects, prepared the conceptual design and detailed specifications for the SDM(TM). The Company has been awarded a patent on the design.

Marine Transportation Services

         The Company provides marine transportation services, principally for specialty chemicals and petroleum products, in the U.S. domestic trade, a market largely insulated from international competition under the Jones Act.

         Chemical Transportation. In the U.S. domestic chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, alcohol, chlorinated solvents, paraxylene, alkylates, toluene, methyl tertiary butyl ether (MTBE), phosphoric acid and lubricating oils. Coastwise chemical tonnage demand has increased in recent years as a result of the general expansion of the U.S. economy and as gasoline additives have begun to move coastwise. Certain of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks; further, many of these chemicals are very sensitive to contamination and require special cargo-handling equipment.

         At March 15, 1999, chemical carriers operated by the Company were as follows:

                                                            Tonnage (in
 Name of Vessel             Capacity (in barrels)    dead weight tons or "dwt")
 --------------             ---------------------    --------------------------

 Seabulk Magnachem                 298,000                   39,300
 Seabulk America                   297,000                   46,300
 HMI Petrochem                     360,000                   49,900
 HMI Dynachem                      360,000                   49,900
 HMI Astrachem                     260,000                   37,100
 HMI Ambrose Channel               341,000                   45,000

         The Company operates the Seabulk Magnachem under a long-term bareboat charter expiring in February 2002. The Company owns a 67% economic interest in the Seabulk America; the remaining 33% interest is owned by Stolt Tankers (U.S.A.), Inc.

         The Seabulk Magnachem, the Seabulk America, the HMI Dynachem and the HMI Petrochem have full double bottoms (as distinct from double hulls), and the HMI Astrachem has a partial double bottom. Double bottoms provide increased protection over single-hull vessels in the event of a spill. Delivered in 1977, the Seabulk Magnachem is a CATUG (or catamaran tug) integrated tug and barge, or "ITB", which requires fewer personnel to operate than a conventional carrier of equivalent size and has a higher level of dependability, propulsion efficiency and performance than an ordinary tug and barge. Delivered in 1990, the Seabulk America is the only vessel in the U.S. domestic trade capable of carrying large cargoes of acid, as a result of its large high-grade alloy stainless steel tanks, and the only such vessel strengthened to carry relatively heavy cargoes such as phosphoric and other acids. The Seabulk America's stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating. The Seabulk America was one of the first U.S.-flag carriers to be equipped with state-of-the-art-integrated navigation, cargo control monitoring, and automated engine room equipment. The HMI Ambrose Channel is one of the double-hull carriers described below under "New Carriers". A second new double-hull chemical carrier is expected to be delivered in mid-1999.

         All of the Company's chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals transported by the Company are hazardous substances. Voyages are currently generally conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles, San Francisco, and Kalama, Washington. The Company's chemical carriers are also suitable for transporting other cargoes, including grain.

         Pursuant to OPA 90, the Seabulk America, the HMI Dynachem, the HMI Petrochem and the Seabulk Magnachem, which were built with full double bottoms but not double sides, cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015, 2011, 2011, and 2007, respectively. The HMI Astrachem, which has a partial double bottom, cannot be so used after 2000, and the Company intends to retire this vessel in mid-1999. The other vessels may be permitted to continue to carry certain chemicals in U.S. commerce. Further, it is possible that these vessels could be redocumented in another country and thereafter be used to transport chemicals in non-U.S. trades, and/or that the ITB design of the Seabulk Magnachem would allow the Company to replace only the cargo-carrying portion of the vessel with a double-hull barge, which the Company anticipates would be substantially less expensive than constructing an entirely new double-hull conventional tank vessel. However, the Company has no present plans to take any of these actions, and no assurance can be given as to the feasibility or economic liability of doing so.

         The Company markets its chemical carriers through its wholly owned subsidiary, Ocean Specialty Tankers Corporation ("OSTC"). The Company believes that the total capacity of these carriers represents a substantial portion of the capacity of the domestic specialty chemical carrier fleet, and that these chemical carriers (other than the HMI Astrachem) are among the last independently owned carriers scheduled to be retired under OPA 90.

         OSTC books cargoes either on a spot (movement-by-movement) or time basis. Approximately 75% of contracts for cargo are committed on a 12- to 30-month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton. The HMI Astrachem and HMI Dynachem are currently chartered to major oil companies under charters that expire in July 1999 and August 1999, respectively. Upon the expiration of its charter, the Company intends to enter into a new contract of affreightment or time charter to market the HMI Dynachem; as noted above, the Company intends to retire the HMI Astrachem in mid-1999, following the expiration of its current charter. OSTC is often able to generate additional revenues by chartering cargo space on competitors' vessels and by expanding the carriers' backhaul (return voyage) opportunities.

         Petroleum Product Transportation. In the domestic energy transportation trade, oceangoing and inland-waterway vessels transport fuel and other petroleum products, primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico, to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts and inland rivers. The inventory of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980, as vessels have reached the end of their useful lives and the cost of constructing a vessel in the United States (a requirement for U.S. domestic trade participation) has substantially increased.

         The Company's 320,000-barrel, 39,300 dwt CATUG ITB Seabulk Challenger is engaged in the transportation of fuel and other petroleum products from refineries on the U.S. Gulf Coast to tank farms and industrial sites on the U.S. East Coast. Delivered in 1975, the Seabulk Challenger has six cargo segregations and was the first CATUG ITB constructed in the world. Like the Seabulk Magnachem, it enjoys certain manning and other advantages over conventional tank vessels. From the time it entered service in 1975 to November 1998, the Seabulk Challenger derived all of its revenue from successive voyage and time charters to Shell Oil Company. The charter was terminated in November 1998, resulting in the payment of a $750,000 penalty to the Company. The Seabulk Challenger has since been operating under short-term arrangements, and the Company intends to redeliver it to its leaseholder in the fourth quarter of 1999.

         In March 1998, the Company completed the acquisition of a 36,600 dwt petroleum product carrier (the HMI Defender) and a 32,200 dwt petroleum product carrier (the HMI Trader). Both vessels operate under a contract of affreightment with an oil company expiring in December 1999. Pursuant to OPA 90, the HMI Trader and the HMI Defender cannot be used to transport petroleum and petroleum products in U.S. commerce after 2000 and 2008, respectively. Although the Company has the ability to apply to the U.S. Coast Guard to extend the retirement date of the HMI Trader by reducing its gross registered tonnage and cargo capacity, the Company has not determined whether it will pursue that application.

        The Company also has a 50.8% equity interest in three petroleum product carriers delivered in the fourth quarter of 1998. See "New Carriers" below for additional information.

         All of the Company's petroleum product carriers are marketed through OSTC.

         New Carriers. The Company currently has a 50.8% equity interest in five double-hull carriers intended to serve the market now served by single-hull carriers whose retirement is mandated by OPA 90. Three petroleum product carriers (the HMI Lookout Shoals, the HMI Nantucket Shoals and the HMI Diamond Shoals) were delivered in the fourth quarter of 1998; one chemical carrier (the HMI Ambrose Channel) was delivered in the first quarter of 1999; and an additional chemical carrier (the HMI Brenton Reef) is expected to be delivered in mid-1999. Each of the carriers is approximately 46,000 dwt and can carry approximately 340,000 barrels of cargo. The carriers' operations are managed by the Company (through OSTC). One of the carriers is currently on charter, making weekly transits between Louisiana and Port Everglades, Florida; the charter expires in October 2000. The other carriers delivered to date are currently operating under short-term arrangements in the U.S. domestic trade.

         The aggregate  cost of the carriers is estimated at $270.0  million,  a
substantial   portion  of  which  is  being   financed   with  the  proceeds  of
government-guaranteed Title XI ship financing bonds.

         The Company has an option, exercisable through year-end 1999, to acquire up to an additional 25% interest in these carriers at a cost of approximately $7.5 million. If the Company exercises this option, it will have an additional option, exercisable through year-end 2000, to acquire the remaining 24.2% interest in the carriers at a cost of approximately $9.0 million. From year-end 2000 to year-end 2003, the Company has a right of first refusal to purchase the remaining 24.2% interest for approximately

$9.0 million plus interest accrued from year-end 2000. The Company has not yet determined whether or to what extent it will exercise either option or such right; however, the Company plans to dispose of a portion of its interest in the carriers so as to reduce its aggregate interest to less than 50%. No assurance can be given as to whether or when the Company will consummate such disposition or as to the terms of such disposition.

     Sun State. The Company acquired Sun State Marine Services, Inc. ("Sun State") in 1994. At March 15, 1999, Sun State owned and operated an energy transportation fleet of 10 towboats and 17 fuel barges, all of which are engaged in fuel transportation along the Atlantic intracoastal waterway and the St. Johns River in Florida.

         A majority of Sun State's revenue through the third quarter of 1998 was derived from a fuel transportation contract with Florida Power & Light Company ("FPL"). The remainder of its revenue was derived from fuel transportation contracts with other customers and its marine maintenance, repair, and drydocking facility. Under its contract with FPL, which expired in September 1998, Sun State transported fuel oil from Port Canaveral and Jacksonville to certain FPL electric power generating facilities at specified rates (a combination of per diem and variable rates based upon barrels transported), with an escalation provision; the contract also had a specified guaranteed minimum utilization provision. Subsequent to the expiration of the principal contract with FPL, Sun State has entered into a new contract to provide similar services to FPL in the future. The new contract expires in September 2002, subject to an optional one-year extension, and provides for rates substantially the same as under the prior contract; however, the extent of the services to be provided under the new contract is expected to be substantially less than under the prior contract.

         OPA 90 requires all single-hull barges, including those owned by Sun State, to discontinue transporting fuel and other petroleum products in 2015. The Company has recently constructed two double-hull barges at a cost of $1.0 million each and previously purchased four additional double-hull barges for an aggregate of $2.4 million (exclusive of refurbishment costs aggregating approximately $2.6 million).

Other Services

         Through Sun State, the Company owns a small marine maintenance, repair, and drydocking facility in Green Cove Springs, Florida, which is engaged principally in the maintenance of tugs and barges, offshore support vessels and other small vessels. The lease for the facility, including optional renewals, expires in 2005. This facility is capable of drydocking vessels up to 300 feet in length for repair and can make dockside repairs on vessels up to 320 feet in length. Since 1994, the Green Cove Springs facility has been utilized to overhaul or rebuild a number of the Company's harbor tugs and offshore energy support vessels. The facility (originally a U.S. government naval repair and operations station) has covered steel fabrication facilities, workshops and office spaces adjacent to a 1,840-foot finger pier and mooring basins, where the facility's three floating drydocks are located. The drydocks are 60, 80, and 108 feet in length, and are capable of lifting 350, 200, and 500 tons, respectively. The 60- and 108-foot drydocks are capable of being joined together for lifting a vessel or barge with a nominal capacity of 1,175 long tons. Sun State also maintains another yard, primarily for use in new construction projects and vessels requiring long-term repairs. The yard has a marine railway capable of lifting and launching vessels weighing up to 600 tons, and a 600-foot finger pier with adjacent covered steel fabrication facilities, workshops and office space.

         The Company also owns a 40-acre facility in Port Arthur, Texas that serves as a storage and supply base and a facility for topside repairs. This facility has 1200 feet of dock space and is suitable for development as a shipyard.

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

         The Company offers its offshore and harbor towing services to vessel owners and operators and their agents. The Company's rates for harbor towing services are set forth in the Company's published tariffs and may be modified by the Company at any time, subject to competitive factors. The Company also grants volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

         The primary purchasers of chemical transportation services are chemical and oil companies. The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. Both services are generally contracted for on the basis of short- or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. CITGO is currently the Company's largest single customer, with a contract of affreightment for both the HMI Defender and the HMI Trader. In addition, Chevron Corporation is a purchaser of the Company's offshore energy support and chemical transportation services, FPL is a purchaser of the Company's petroleum product transportation services and each of Phillips Petroleum Company and Amoco Corporation currently charters one of the Company's chemical carriers.

Competition

         The Company operates in a highly competitive environment in all its operations. The principal competitive factors in each of the markets in which the Company operates are suitability of equipment, personnel, price, service and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), the complexity of maintaining logistical support, and the cost of transferring equipment from one market to another. The Company's vessels that provide marine transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, the Company's vessels compete not only with other providers of tug services, but with the providers of tug services in nearby ports. Many of the companies with which the Company competes have substantially greater financial and other resources than the Company. Additional competitors may enter the Company's markets in the future. Moreover, should U.S. coastwise laws be repealed, foreign-built, foreign-manned, and foreign-owned vessels could be eligible to compete with the Company's vessels.

Environmental and Other Regulation

         The Company's operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.

         Clean Water Regulations. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include the Company's chemical and petroleum products carriers and fuel barges) and "other vessels" (which include the Company's tugs and offshore energy service vessels).

         Under OPA 90, owners and operators of facilities, and owners, operators, and certain charterers of vessels, are "responsible parties" and are jointly, severally, and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of a third party, an act of God, or an act of war. Damages are defined broadly to include (i) natural resources damages and the costs of assessment thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) the net loss of taxes, royalties, rents, fees and profits by the U.S. government, a state, or political subdivision thereof; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) the loss of subsistence use of natural resources.

         For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction, or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although the Company currently maintains pollution liability insurance, a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on the Company.

         Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single-hull, double-side or double-bottom vessels must be phased out at some point, depending upon their size, age and place of discharge, between 1995 and 2015 unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, the Company's single-hull chemical and petroleum product carriers will be required to cease transporting petroleum products over the next 15 years, and its "single-skinned" fuel barges will cease transporting fuel in 2015.

         OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners and operators to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations require evidence of financial responsibility demonstrated by insurance, surety bond, self-insurance, or guaranty. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. The Company has obtained "Certificates of Financial Responsibility" pursuant to the Coast Guard regulations for its product and chemical carriers through self-insurance and commercial insurance and as guarantor for the fuel barges.

         OPA 90 also amended the Federal Water Pollution Control Act to require the owner or operator of certain facilities or the owner or operator of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove to the maximum extent practicable a worst-case discharge. The Company has complied with these requirements. As is customary, the Company's oil spill response contracts are executory in nature and are not activated unless required. Once activated, the Company's pollution liability insurance covers the cost of spill removal subject to overall coverage limitations and deductibles.

         OPA 90 does not prevent individual states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued implementing regulations addressing oil spill liability, financial responsibility and vessel and facility response planning requirements. The Company does not anticipate that such legislation or regulations will have any material impact on its operations.

         The Company manages its exposure to losses from potential discharges of pollutants through the use of well-maintained and well-managed facilities, well-maintained and well-equipped vessels, safety and environmental programs, and its insurance program, and believes that it will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on the Company.

         Clean Air Regulations. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1990, requires the U.S. Environmental Protection Agency ("EPA") to promulgate standards applicable to the emission of volatile organic compounds and other air pollutants. These standards are designed to reduce hydrocarbon emissions released in the atmosphere and are implemented by the states through State Implementation Plans for areas that are not in compliance with those standards. The Company's vessels are subject to vapor control and recovery requirements when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports. The Company's chemical and petroleum product carriers are equipped with vapor control systems that satisfy these states' requirements. The fuel barges are not equipped with, and are not operated in areas that require, such systems. In addition, it is anticipated that the EPA will issue regulations addressing air emission requirements applicable to marine diesel engines. Adoption of such standards could require modifications to existing marine diesel engines in some cases.

         Coastwise Laws. A substantial portion of the Company's operations is conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (principally, the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, a corporation is deemed a citizen for these purposes so long as (i) it is organized under the laws of the U.S. or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and
(iv) 75% of the interest and voting power in the corporation are held by citizens. Because the Company would lose its privilege of operating its vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25% of the Company's outstanding capital stock, the Company's Articles of Incorporation contain restrictions concerning foreign ownership of its stock. There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although the Company believes that it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal the Jones Act. Such changes could have a material adverse effect on the Company's operations and financial condition.

         Occupational Health Regulations. The Company's facilities are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration ("OSHA") and/or comparable state programs. Such regulations currently require the Company to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records, and keep employees informed of safety and health practices and duties. The Company's vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to and extent, OSHA. Such regulations currently require the Company to perform monitoring, medical testing and record keeping with respect to seamen engaged in the handling of the various cargoes transported by the Company's chemical and petroleum products carriers.

         Vessel Condition. The Company's chemical and petroleum products carriers, offshore energy support vessels, certain of its tugs, and its fuel barges are subject to periodic inspection and survey by, and dry-docking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping and/or other marine classification societies whose periodic certification as to the construction and maintenance of certain vessels is required in order to maintain insurance coverage. All of the Company's vessels requiring certification to maintain insurance coverage are certified.

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

         The Company believes that it is currently in compliance in all material respects with the environmental and other laws and regulations, including OSHA requirements, to which its operations are subject and is unaware of any pending or threatened litigation or other judicial, administrative, or arbitration proceedings against it occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities, and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities, or penalties will not be incurred by or imposed on the Company in the future.

         International Laws and Regulations. The Company's vessels that operate internationally are subject to various international conventions, including certain safety, environmental, and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, 1978 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These regulations govern oil spills and other matters of environmental protection, worker health, and safety and the manning, construction, and operation of vessels. The Company believes that it presently is in material compliance with the international environmental laws and regulations to which the Company's operations are subject. In addition, the countries under which the vessels are flagged require certain periodic inspections and drydock examinations. Generally, surveys and inspections are performed by internationally recognized classification societies. The vessels that operate internationally are principally flagged in the Marshall Islands, Panama, and St. Vincent and The Grenadines. The Company is not a party to any pending environmental litigation or proceeding, and is unaware of any threatened environmental litigation or proceeding which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company. However, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in offshore energy support operations. There can be no assurance that significant costs, liabilities, and penalties will not be incurred by or imposed on the Company in the future.

Insurance

         The Company's marine transportation services operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards. Risk of loss of or damage to the Company's vessels is insured through hull insurance policies in amounts that approximate fair market value. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through the Company's participation in the Steamship Mutual Underwriting Association (Bermuda Limited), a mutual insurance association. Because it maintains mutual insurance, the Company is subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance and to premium increases based on prior loss experience.

Employees

         As of March 15, 1999, the Company had approximately 3,100 employees. Management considers relations with employees to be satisfactory. The Seabulk America, Seabulk Challenger, and Seabulk Magnachem are manned by approximately 105 officers and crew who are subject to two collective bargaining arrangements that expire on December 31, 1999 and 2001. In addition, the HMI Dynachem, HMI Petrochem, HMI Astrachem, HMI Defender, and seven harbor tugs are manned by approximately 198 members of national maritime labor unions pursuant to an agreement between the Company and a third-party employer that expires May 31, 2001.

Item 2.  Properties

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company also leases office and other facilities in Lafayette, Louisiana; the United Arab Emirates; Lausanne, Switzerland; and Singapore. In addition, the Company leases sales offices and/or maintenance and other facilities in many of the locations where its vessels operate. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time lease additional facilities as operations require.

Item 3.  Legal Proceedings

         The Seabulk America was completed in 1990 by combining the stern portion of the wrecked oil tanker Fuji with the forebody of the chemical barge portion of the former integrated tug/barge Oxy Producer/Oxy 4102. In Norfolk Shipbuilding and Dry Dock Corporation v. Seabulk Transmarine Partnership, Ltd., brought in the U.S. District Court for the Eastern District of Louisiana (Civil Action No. 93-1312), one of the shipyards that contracted to complete the Seabulk America for the Company sought to recover from the Company approximately $6.1 million for alleged additions and changes to the contract work and the costs of alleged delay and disruption, in addition to $2.4 million of the $5.9 million contract price that the Company previously withheld, plus fees and expenses. This lawsuit was settled in the fourth quarter of 1998. Under the terms of the settlement, the lawsuit and related counterclaims were dismissed with prejudice in consideration of the Company's agreement to pay the shipyard $4.75 million in installments from December 1998 to May 1999. As part of the settlement, a $5.6 million bond previously provided by the Company was released and a related letter of credit was terminated.

         In March 1999, a proceeding was brought against HMI in the Swiss courts (ABC Maritime A.G. v. Hvide Marine Incorporated, Cour Civile du Tribunal du Canton de Vaud, Switzerland) claiming that HMI owes approximately $2.9 million in commissions (plus interest and costs) in connection with a 1998 acquisition. In connection with this proceeding, one of the Company's offshore energy support vessels was arrested in the Republic of South Africa. Although the outcome of these proceedings cannot be predicted at this time, HMI believes that the Swiss proceeding is without merit and is seeking to effect the release of the vessel.

         From time to time the Company is also a party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 4a.  Executive Officers

         The executive officers of the Company are:

Name                                     Age                              Current Positions
J. Erik Hvide.......................     50      Chairman, President and Chief Executive Officer
John H. Blankley....................     51      Executive Vice President and Chief Financial Officer
Eugene F. Sweeney...................     56      Executive Vice President and Chief Operating Officer
Andrew W. Brauninger................     52      Senior    Vice    President--Offshore    Division    and
                                                 President--Seabulk Offshore, Ltd
Robert B. Lamm......................     51      Senior Vice President, General Counsel and Secretary
Walter S. Zorkers...................     52      Senior Vice President--Corporate Development
Leo T. Carey........................     47      Vice President--Ship Management
Arthur T. Denning...................     44      Vice President--Engineering
James S. Kimbrell..................      60      Vice President and President of Hvide Marine Towing, Inc.
William R. Ludt.....................     51      Vice President, President--Sun State Marine Services, Inc. and
                                                 Managing Director of Seabulk Offshore, Ltd.
John J. O'Connell, Jr...............     55      Vice President--Corporate Communications
Christopher D. Strong...............     40      Vice President--Finance, Treasurer and Assistant Secretary
L. Stephen Willrich.................     46      Vice President and President--Ocean Specialty Tankers Corporation

         Mr. Hvide has been Chairman since September 1994 and President and Chief Executive Officer since 1991. He has been a director of the Company since 1973. From 1981 until 1991, Mr. Hvide was President and Chief Operating Officer. He has been employed by the Company in various capacities since 1970 and became Vice President in 1973. He is a past director of the American Waterways Operators, a participant on the Transportation Committee of the American Petroleum Institute, a member of the American Bureau of Shipping, a past Chairman of the Board of the American Institute of Merchant Shipping and a past appointee to the U.S. Coast Guard's Towing Safety Advisory Committee. In 1998, he was inducted into the International Maritime Hall of Fame. He is immediate past president of the Port Everglades Association and former director of the United Way of Broward County. Mr. Hvide is a director of Seal Holdings Corporation, a publicly traded company, and serves on the vestry of St. Paul's Church. He was formerly chairman of the Board of Trustees of Saint Andrew's School. Mr. Hvide is the son of Hans J. Hvide, the founder of the Company.

         Mr. Blankley has been a director of the Company since 1991 and Executive Vice President--Chief Financial Officer since September 1995. He served as a director and Chief Financial Officer of Harris Chemical Group Inc., a chemical manufacturing company, from April 1993 to August 1994. He served as Executive Vice President--Finance and Chief Financial Officer of Stolt-Nielsen, Inc., a publicly traded international operator of specialty chemical tankers, from 1985 to 1991. From 1983 until 1985, Mr. Blankley was a director, Senior Vice President and Chief Financial Officer of BP North America Inc. Mr. Blankley is also a director of MC Shipping, a publicly traded operator of petroleum product and gas carriers and multi-purpose container feeder vessels.

         Mr. Sweeney has been Chief Operating Officer since April 1998, Executive Vice President since September 1994 and a director since 1984. He was Senior Vice President--Operations of the Company from 1991 to September 1994. He joined the Company in 1981 as Vice President--Ship Management. Prior to joining the Company, Mr. Sweeney was employed for 17 years by Texaco, Inc., where he served in seagoing and shore management positions, including operations manager of Texaco's U.S. tanker fleet. Mr. Sweeney is on the board of directors of the Chamber of Shipping of America and is a member of the American Bureau of Shipping.

         Mr. Brauninger has been Senior Vice President--Offshore Division since August 1997. He was Vice President--Offshore Division from 1990 until July 1997 and has been President of Seabulk Offshore, Ltd., the Company's offshore energy support services subsidiary, since September 1994. He was Vice President of Offshore Operations from 1990 to September 1994 and Vice President--Development from 1989 to 1990. From 1987 to 1989, Mr. Brauninger was President of OMI Offshore Services, Inc., an operator of offshore service vessels. Previously, he was employed by Sabine Towing and Transportation Company, where he held a variety of posts including Vice President--Harbor Division.

         Mr. Lamm has been Senior Vice President, General Counsel and Secretary since July 1998. He was formerly Vice President and Secretary of W. R. Grace & Co., where he was employed for more than 18 years. Prior to that, he served as Assistant Secretary of Studebaker-Worthington, Inc. and was earlier associated with the New York law firm of Wofsey, Certilman, Haft, Snow & Becker. He is a member of the American and New York Bar Associations, an affiliate member of the Florida Bar and a member of the American Society of Corporate Secretaries and the Society's Securities Law and Finance Committees. Mr. Lamm is President and a director of the Alzheimer's Association Greater Palm Beach Area Chapter and a director of the Association of Public Corporations (Miami).

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

     Mr. Kimbrell has been a Vice President of the Company and President of Hvide Marine Towing, Inc. since August 1998. He was formerly Executive Vice President, Chief Financial Officer and a director of Bay Transportation Company, Inc. of Tampa, Florida, which the Company acquired in October of 1997. He joined the former St. Philip Towing in 1965. He is a member of the American Waterways Operators, the Tampa Club, the University Club (Tampa) and the Harvard Business School Club of the West Coast of Florida.

         Mr. Ludt has been Vice President--Inland Services Division since January 1995 and the President of Sun State Marine Services, Inc., the Company's energy tug and barge subsidiary, since September 1994. He was Director--Fleet Operations of the Company from 1982 to September 1994. Since joining the Company in 1979, he has also served as Fleet Manager and Port Engineer. He served as President of the Chemical Carriers Association from 1989 to 1990 and as its Vice President from 1990 to 1992. Mr. Ludt has also served on various working groups within the U.S. Coast Guard's Chemical Transportation Advisory Committee concerning issues such as vapor control and marine occupational safety and health. Mr. Ludt holds a dual license as a Third Mate and Third Assistant Engineer, Steam and Motor Vessels.

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

         Mr. Strong has been Assistant Secretary of the Company since February 1998, Vice President--Finance since August 1997, Treasurer since November 1996 and Director of Finance since joining the Company in December 1994. From January 1990 to December 1994, he was Treasurer of the Port Everglades Authority. From 1986 to 1989, he served in several management positions with Kislak Mortgage Corporation and Kislak National Bank, including Vice President--Finance and Investment Officer. Mr. Strong previously served as an officer in the U.S. Navy.

         Mr. Willrich has been a Vice President of the Company and President of OSTC since March 1998. He was Senior Vice President of OSTC from August 1996. He served as Vice President of Chartering of OSTC from January 1988. Prior to joining the Company, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 24 year of experience in the management of Jones Act product tankers.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          HMI's Class A Common Stock is traded on the Nasdaq National Market under the symbol "HMAR." The following table sets forth the high and low (closing) sale prices per share of Class A Common Stock, as reported by the Nasdaq National Market, for the periods shown.


                                                                                      High           Low
         1997
            First Quarter.......................................................      28 3/4        18 1/4
            Second Quarter......................................................      25 3/4        14 7/8
            Third Quarter.......................................................      36 1/2        22
            Fourth Quarter......................................................      36 3/4        20 3/4
         1998
            First Quarter ......................................................      25 3/4        16 5/8
            Second Quarter......................................................      18 1/4        12
            Third Quarter.......................................................      13 5/8         6 3/4
            Fourth Quarter......................................................       8 3/8         4 1/2
         1999
            First Quarter (through March 19)....................................       6 1/8         4 1/4



         HMI has not paid any cash dividends on its Common Stock since its formation. It presently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, business conditions, and other factors. In addition, the ability to pay dividends or make distributions to its stockholders is restricted by the terms of the Company's financing agreements. As of March 19, 1999, there were 331 holders of record of Class A Common Stock and 6 holders of record of Class B Common Stock.

Item 6.  Selected Financial Data

          The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.




                                                                           Year Ended December 31,
                                                            1994       1995       1996        1997        1998
                                                                    (In thousands, except per share data)
Consolidated Statement of Operations Data:
   Revenue.............................................   $ 49,792   $ 70,562   $109,356  $  210,257   $  401,906
   Operating expenses..................................     29,873     40,664     63,777     110,283      222,889
   Overhead expenses...................................      9,581     12,518     14,979      24,791       42,305
   Depreciation and amortization.......................      4,500      6,308      9,830      19,850       51,757
                                                          --------   --------   --------  ----------   ----------
   Income from operations..............................      5,838     11,072     20,770      55,333       84,955
   Interest expense, net...............................      5,302     11,460     11,631       7,024       42,442
   Other (expense) income..............................         11         26        437     (3,704)      (6,542)
                                                          --------   --------   --------  ---------    ----------
   Income (loss) before provision for (benefit
     from) income taxes, extraordinary item............        547      (362)      9,576      44,605       35,971
   Provision for (benefit from) income
     taxes.............................................        189        (2)      3,543      16,950       13,489
                                                          --------   -------    --------  ----------   ----------
   Income (loss) before extraordinary item.............        358      (360)      6,033      27,655       22,482
   Loss on extinguishment of debt, net(1)..............         --         --      8,108       2,132          734
                                                          --------   --------   --------  ----------   ----------
   Net income (loss)...................................   $    358   $  (360)   $(2,075)  $   25,523   $   21,748
                                                          ========   =======    =======   ==========   ==========
   Earnings (loss) per common share:
     Income (loss) before extraordinary
       item............................................   $   0.03   $ (0.14)   $   1.05  $     1.87   $     1.47
     Net income (loss).................................   $   0.03   $ (0.14)   $ (0.36)  $     1.73   $     1.42
                                                          ========   =======    =======   ==========   ==========
     Weighted average number of common
       shares and common share equivalents
       outstanding.....................................      5,302      2,535      5,763      14,785       15,324
                                                          ========   ========   ========  ==========   ==========
   Earnings (loss) per common share--assuming
     dilution:
     Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle............................   $   0.03   $ (0.14)   $   0.99  $     1.75   $     1.39
     Net income (loss).................................   $   0.03   $ (0.14)   $ (0.24)  $     1.63   $     1.35
                                                          ========   =======    =======   ==========   ==========
     Weighted average number of shares
       and common share equivalents
       outstanding(2)..................................      5,302      2,535      6,590      17,120       19,451
                                                          ========   ========   ========  ==========   ==========
   Other Financial Data:
     EBITDA(3).........................................   $ 10,338   $ 17,380   $ 30,600  $   75,183   $  136,712
                                                          ========   ========   ========  ==========   ==========



                                                                           Year Ended December 31,
                                                              1994       1995       1996        1997       1998
                                                                               (In thousands)
Consolidated Statements of Cash Flows Data:
   Net cash provided by (used in):
     Operating activities.................................  $   2,858  $  3,948   $ 22,584   $ 40,042  $    64,536
     Investing activities.................................   (39,815)   (8,066)   (84,354)    (261,343)  (498,806)
     Financing activities.................................     41,249       805     68,337    226,636      428,495



                                                                               At December 31,
                                                            -----------------------------------------------------
                                                              1994       1995       1996        1997       1998
                                                            ---------  --------   --------   --------   ---------
                                                                               (In thousands)
Balance Sheet Data:
   Working capital (deficit).............................   $   7,793  $  4,315   $(8,704)   $ 25,790  $  (205,026)
   Total assets..........................................     135,471   143,683    273,473    604,561    1,108,825
   Total long-term obligations...........................      98,981   100,766    124,454    217,217      408,819
   Total debt............................................     104,281   109,051    141,464    197,547      635,503
   Convertible preferred securities of a subsidiary
     trust...............................................          --        --         --    115,000      115,000
   Stockholders' and minority partners'
     equity..............................................      14,903    13,999    101,989    227,282      258,648

(1)Reflects losses on the extinguishment of debt, net of applicable income taxes of $1,474,000, $1,252,000 and $413,000 for 1996, 1997 and 1998,
   respectively.
(2)For 1994, the weighted average number of common shares and common share equivalents assume the conversion of the Class B Preferred Stock into shares of Common Stock. The Class B Preferred Stock was redeemed on September 30, 1994. Also, for 1994, shares outstanding assuming dilution reflects the assumed conversion of a portion of certain notes into shares of Common Stock. Such notes were issued in September 1994 and converted into shares of Common Stock in September 1996.
(3)EBITDA  (net income  from  continuing  operations  before  interest  expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. EBITDA is not recognized by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity, and does not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated historical financial statements and the related notes thereto included elsewhere in this Report.

Operations Overview

         The financial information presented below represents historical results for each of the Company's business segments.


                                                                                     Year ended December 31,
                                                                                  1996        1997         1998
                                                                                --------    --------    ----------
                                                                                         (In thousands)
Revenue:
Marine support services:
    Offshore energy support..................................................   $ 43,715    $111,385     $ 242,656
    Offshore and harbor towing...............................................     13,950      20,424        46,368
                                                                                --------    --------     ---------
                                                                                  57,665     131,809       289,024

Marine transportation services...............................................     51,691      78,448       112,882
                                                                                --------    --------     ---------
      Total revenue..........................................................    109,356     210,257       401,906
                                                                                --------    --------     ---------

Operating expenses:
Marine support services:
    Offshore energy support..................................................     22,525      45,322       120,207
    Offshore and harbor towing...............................................      7,480      12,296        22,556
                                                                                --------    --------     ---------
                                                                                  30,005      57,618       142,763

Marine transportation services...............................................     33,772      52,665        80,126
                                                                                --------    --------     ---------
      Total operating expenses...............................................     63,777     110,283       222,889
                                                                                --------    --------     ---------
Direct overhead expenses:
Marine support services:
    Offshore energy support..................................................      2,558       5,866        14,707
    Offshore and harbor towing...............................................      1,364       2,361         5,528
                                                                                --------    --------     ---------
                                                                                   3,922       8,227        20,235
Marine transportation services...............................................      3,494       5,739         6,845
                                                                                --------    --------     ---------
      Total direct overhead..................................................      7,416      13,966        27,080
                                                                                --------    --------     ---------
Fleet EBITDA(1):
Marine support services:
    Offshore energy support..................................................     18,632      60,197       107,742
    Offshore and harbor towing...............................................      5,106       5,767        18,284
                                                                                --------    --------     ---------
                                                                                  23,738      65,964       126,026

Marine transportation services...............................................     14,425      20,044        25,911
                                                                                --------    --------     ---------
      Total fleet EBITDA(1)..................................................     38,163      86,008       151,937
Corporate overhead expenses..................................................      7,563      10,825        15,225
                                                                                --------    --------     ---------
EBITDA(1)....................................................................     30,600      75,183       136,712
Depreciation and amortization expenses.......................................      9,830      19,850        51,757
                                                                                --------    --------     ---------
Income from operations.......................................................   $ 20,770    $ 55,333     $  84,955
                                                                                ========    ========     =========

(1) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. Fleet EBITDA is EBITDA before corporate overhead expenses. EBITDA and fleet EBITDA are not recognized by generally accepted accounting principles, should not be considered as alternatives to net income as indicators of the Company's operating performance, or as alternatives to cash flows from operations as a measure of liquidity, and do not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly titled measures reported by other companies.

Revenue Overview

  Marine Support Services

         Revenue from marine support  services is  attributable to the Company's
offshore   energy  support   operations  and  its  offshore  and  harbor  towing
operations.

         Offshore Energy Support. Revenue from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development and production activities, which are in turn heavily dependent upon the price of crude oil. Beginning in the first half of 1998 and continuing [throughout] [for most of] the year, crude oil prices declined substantially, with resultant adverse effects on exploration, development and production activities and, in turn, the Company's offshore energy support operations. Further, in certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.


                                                    1996                         1997                              1998
                                         Q1      Q2      Q3      Q4      Q1     Q2      Q3      Q4      Q1      Q2      Q3      Q4
Number of supply boats at
    end of period(1)................    10       11      16      18      19     21      25      26      28      29      27      24
Average supply boat day rates(2)....  $3,468  $4,095  $5,034  $5,776  $6,478  $7,176  $7,636  $8,032  $8,475  $8,211  $6,505  $5,191
Average supply boat utilization(3)..    92%     100%     97%    90%     87%     90%     91%     93%     86%     80%     55%     72%

Number of crew boats at
    end of period(4)................    35       35      36      36      39     39      39      39      39      39      38      37
Average crew boat day rates(2)(4)...  $1,469  $1,466  $1,528  $1,531  $1,777  $1,940  $2,119  $2,294  $2,419  $2,502  $2,375  $2,383
Average crew boat utilization(3)(4).    89%      93%     96%    96%     95%     93%     95%     93%     89%     91%     77%     83%



(1) The decline in the number of supply boats in the third and fourth quarters of 1998 primarily reflects bareboat chartering and the redeployment of boats to other global regions in response to declines in utilization and day rates in the U.S. Gulf of Mexico.

(2) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.

(3) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

(4) Excludes utility boats. The decline in the number of crew boats in the third and fourth quarters of 1998 primarily reflects the redeployment of boats to other global regions in response to declines in utilization and day rates in the U.S. Gulf of Mexico.

         As indicated in the above table, average supply boat day rates began to decline in the second quarter of 1998 and continued to decline for the balance of the year. By year-end 1998, day rates had fallen to levels that had not prevailed since the second half of 1996. Supply boat utilization also started to decline in the second quarter of 1998. The fourth quarter reflects an improvement in utilization due to the redeployment of idle vessels from the U.S. Gulf of Mexico to international markets; however, utilization had fallen to recent historical lows during the third quarter. In early March 1999, these rates improved slightly due to the startup of the 1999 drilling season; at March 15, 1999, supply boat day rates averaged approximately $5,000 per day. The current low level of supply boat day rates is expected to continue until oil prices improve.

         In addition, average crew boat day rates and utilization rates declined in the second half of 1998 (although the decline was not as severe as that of supply boat rates, due primarily to fewer actual and anticipated new vessel deliveries). At March 15, 1999, crew boat day rates averaged approximately $2,300 per day. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until crude oil prices improve.

         The following table shows rate and utilization information for foreign operations (which commenced in the 1997 second quarter):


                                                        1997                               1998
                                       -----------------------------------    ------------------------------------
                                         Q1        Q2         Q3        Q4        Q1        Q2       Q3       Q4
Number of anchor handling
 tug/supply boats....................      --       9         23        23        66        67         66        69
Average anchor/handling tug/
 supply boat day rates(1)............  $   --   $ 2,900   $ 3,162   $ 3,357   $ 5,505   $ 6,008   $ 5,914   $ 5,727
Average anchor handling tug/
 supply boat utilization(1)(2).......      --       66%       80%       75%       75%       77%       77%        77%

Number of crew/utility boats.........      --        8         8         8        32        33        31         36
Average crew/utility boat
 day rates(2)........................  $   --   $ 1,330   $ 1,365   $ 1,344   $ 1,549   $ 1,544   $ 1,588   $ 1,616
Average crew/utility boat
 utilization(3)......................      --      100%       93%       90%       75%       76%       72%       67%

(1)Includes anchor handling tug boats.
(2)Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.
(3)Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

         As indicated in the above table, foreign anchor handling tugs/supply boats experienced stable utilization rates during 1998, but moderate declines in day rates during the second half of the year. Foreign crew/utility boats experienced a slight increase in day rates over the full year, with declines in utilization rates during the second half. In general, both types of operations remained steady as compared to declines in the comparable U.S. markets. However, foreign rates continued to decline in January and February 1999, rebounding slightly in early March 1999 in response to the startup of the 1999 drilling season. At March 15, 1999, day rates averaged approximately $5,600 per day for foreign anchor handling tugs/supply boats and approximately $1,600 for foreign crew/utility boats.

         Offshore and Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs.

                                                                                     Year Ended December 31,
                                                                                  1996        1997        1998
Number of tugs at end of period..............................................         16          30          41
Total offshore and harbor towing revenue (in thousands)......................   $ 13,950    $ 20,424    $ 46,368


         In 1998, the Company acquired a fleet of seven harbor tugs operating in Port Arthur, Texas and Lake Charles, Louisiana. This acquisition coupled with the delivery of four tractor tugs and two SDMs(TM) attributed to the increase in revenue. By increasing the number of harbor tugs, the Company was able to take advantage of the offshore towing market. This diversification helps to keep offshore and harbor towing revenue stable.

Marine Transportation Services

         Chemical Transportation. Generally, demand for industrial chemical transportation services coincides with overall economic activity. Revenue derived from chemical transportation operations is entirely attributable to the operations of OSTC, a wholly owned subsidiary of the Company that markets the Company's chemical carriers. OSTC was owned equally by OMI Corp. ("OMI") and the Company prior to August 1996, at which time, the Company acquired OMI's interest in OSTC along with three chemical carriers owned by OMI (the "OMI Chemical Carriers").

         Petroleum Product Transportation. From 1975 to November 1998, the product carrier Seabulk Challenger derived all of its revenue from successive voyage and time charters to Shell. The charter was terminated in November 1998, resulting in the payment of a $750,000 penalty to the Company. The Seabulk
Challenger has since been operating under short-term arrangements, and the Company expects to redeliver it to its leaseholder in the fourth quarter of 1999.

         In March 1998, the Company acquired the HMI Defender and HMI Trader. Both vessels operate under a contract of affreightment expiring in December 1999.

         Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with FPL and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization. The principal contract with FPL expired in September 1998. The Company has since entered into a new contract, expiring in September 2002, to provide similar services to FPL at similar rates. However, the extent of the services to be provided under the new contract is expected to be substantially less than under the prior contract.

         The following table sets forth the average time charter equivalents for the Company's chemical and product carriers as if such vessels were owned by the Company during the entire periods presented.


                                                                                     Year Ended December 31,
                                                                                  1996        1997        1998
Number of vessels............................................................          6           6             8
Time charter equivalents(1)..................................................   $ 25,276    $ 25,334      $ 24,225

(1) Time charter equivalents are calculated by deducting total voyage expenses from total voyage revenue and dividing the result by the total days per voyage.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, depreciation and amortization, maintenance and repairs, charter hire, insurance and fuel.

         The crews of Company-manned chemical and product carriers are paid on a time-for-time basis under which they receive paid leave in proportion to time served aboard a vessel. The crews of offshore energy support vessels and certain tugs and towboats are paid only for days worked.

         In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on useful lives ranging from 12 to 25 years from acquisition for its steel-hull offshore energy support vessels, 12 to 30 years from acquisition for aluminum-hull vessels, the lesser of any applicable lease term or the OPA 90 life for its product and chemical carriers, 10 years from acquisition for its fuel barges, and 40 years from the date built for its towboats and tugs.

         The Company capitalizes expenditures exceeding $5,000 for product and chemical tankers and $3,000 for all other vessels, where the item acquired has a useful life of three years or greater. Vessel improvements are capitalized if they extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers and offshore service vessels and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the years ended December 31, 1996, 1997, and 1998, the Company drydocked 25, 42, and 90 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $1.6 million, $4.5 million, and $13.7 million, respectively. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See
Note 1 to the Company's consolidated financial statements.

         Charter hire consists primarily of payments made with respect to the bareboat charters of the Seabulk Challenger and Seabulk Magnachem, which were acquired pursuant to leveraged lease transactions, and operating lease payments on the tractor tug Broward. The Company also pays charter hire when it charters harbor tugs to meet requirements in excess of its own tugs' availability.

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

Results of Operations

  1998 Compared with 1997

         Revenue. Revenue increased 91% to $401.9 million for 1998 from $210.3 million for 1997, primarily due to increased revenue from the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy support operations increased 118% for 1998 over 1997, primarily due to acquisitions, offset by a decrease in day rates and utilization rates. Utilization of supply boats decreased to 73% for 1998 from 93% in 1997 and domestic rates for crew boats decreased to 83% for 1998 from 93% in 1997. As indicated above under "Revenue Overview - Marine Support Services-Domestic Operations", average supply boat day rates and utilization rates in the U.S. Gulf of Mexico declined in the 1998 second, third and fourth quarters. This decline began in June 1998 due to the protracted decline in crude oil prices and is expected to continue until oil prices improve. In early March 1999, supply boat day rates improved slightly compared to rates in January and February 1999 due to the startup of the 1999 drilling season. At March 15, 1999, U.S. supply boat day rates averaged $5,000 per day.

         In addition, average crew boat day rates and utilization rates declined in the 1998 second half (although the decline was not as severe as that of supply boat rates, due primarily to fewer actual and anticipated new vessel deliveries). At March 15, 1999, U.S. crew boat day rates averaged $2,300 per day. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until crude oil prices improve.

         Marine transportation services revenue increased 44% to $112.9 million for 1998 from $78.4 million for 1997, primarily due to additional revenues earned by OSTC for marketing vessels owned by third parties and the acquisition of two product carriers in March 1998.

         Revenue from offshore and harbor towing operations increased 127% to $46.4 million for 1998 from $20.4 million for 1997, primarily as a result of acquisitions and the redeployment of certain vessels from harbor towing to offshore towing.

         Operating Expenses. Operating expenses increased 102% to $222.9 million for 1998 from $110.3 million for 1997, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions. As a percentage of revenue, operating expenses increased to 55% for 1998 from 52% for 1997, primarily due to the aforementioned declines of day rates and utilization and an increase in consumable expenses due to the acquisition of two tankers, offset in part by reduced insurance premiums brought about by larger fleet discounts.

         Overhead Expenses. Overhead expenses increased 71% to $42.3 million for 1998 from $24.8 million for 1997, primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses were 11% and 12% for both 1998 and 1997, respectively.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 161% to $51.8 million for 1998 as compared with $19.9 million for 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 54% to $85.0 million, or 21% of revenue, for 1998 from $55.3 million, or 26% of revenue, for 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 506% to $42.4 million, or 11% of revenue, for 1998 from $7.0 million, or 3% of revenue, for 1997, primarily as a result of the February 1998 offering of Senior Notes and debt incurred in connection with acquisitions.

         Other Income (Expense). Other expenses were $6.5 million for 1998 as compared to $3.7 million for 1997, primarily due to dividend payments relating to the Trust Convertible Preferred Securities issued in July 1997 (see "Liquidity and Capital Resources").

     Net Income (Loss). The Company had net income of $21.7 million for 1998 as compared to $25.5 million for 1997 as a result of the factors noted above.

   1997 Compared with 1996

         Revenue. Revenue increased 92% to $210.3 million for 1997 from $109.4 million for 1996, primarily due to increased revenue from the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy support operations increased 155% for 1997 over 1996, primarily due to acquisitions and higher day rates resulting from increased offshore exploration and production activity. Utilization of supply boats decreased to 91% for 1997 from 94% for 1996 due to a program of regularly scheduled drydocking, and utilization of crew boats remained constant at 94% for 1997 and 1996. During 1997, average day rates for supply boats increased 54% from 1996, and average day rates for crew boats increased 36% from 1996.

         Marine transportation services revenue increased 52% to $78.4 million for 1997 from $51.7, primarily due to the August 1996 acquisition of the OMI Chemical Carriers and the remaining 50% interest in OSTC, offset slightly by the reduced charter rate on the Seabulk Challenger.

         Revenue from offshore and harbor towing operations increased 46% to $20.4 million for 1997 from $14.0 million for 1996, primarily as a result of acquisitions and the redeployment of certain vessels in the offshore towing sector.

         Operating Expenses. Operating expenses increased 73% to $110.3 million for 1997 from $63.8 million for 1996, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from acquisitions and increased business activity. As a percentage of revenue, operating expenses decreased to 52% for 1997 from 58% for 1996, mainly due to significant increases in day rates resulting from increased offshore exploration and production activities.

         Overhead Expenses. Overhead expenses increased 66% to $24.8 million for 1997 from $15.0 million for 1996, primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses decreased to 12% for 1997 from 14% for 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 102% to $19.9 million for 1997 as compared with $9.8 million for 1996 as a result of fleet growth due to acquisitions.

         Income from Operations. Income from operations increased 166% to $55.3 million, or 26% of revenue, for 1997 from $20.8 million, or 19% of revenue, for 1996, as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 40% to $7.0 million, or 3% of revenue, for 1997 from $11.6 million, or 11% of revenue, for 1996, primarily as a result of debt retirement.

         Other Income (Expense). Other expenses were $3.7 million for 1997 as compared to other income of $0.4 million for 1996, primarily due to dividend payments relating to the Trust Convertible Preferred Securities.

         Net Income (Loss). The Company had net income of $25.5 million for 1997 as compared to a net loss of $2.1 million for 1996, primarily as a result of the factors noted above.

Seasonality

         The Company has experienced some slight seasonality in its operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support activity and petroleum product transportation during the months of February, March, and April.

Liquidity and Capital Resources

         Background. The Company's capital requirements have historically arisen primarily from its working capital needs, acquisitions of and improvements to vessels, and debt service requirements. The Company's principal sources of cash have been bank borrowings, cash provided by operations, and proceeds from public offerings of securities, consisting of the initial public offering of Class A
Common Stock in August 1996, a second offering of Class A Common Stock in February 1997, an offering of 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") in 1997, and an offering of 8-3/8% Senior Notes (the "Senior Notes") in February 1998. The offering of the Senior Notes yielded net proceeds of $292.5 million, of which $268.0 million was used to repay certain indebtedness and $24.5 million was used for general corporate purposes. In addition, the Company has financed various vessel acquisitions through U.S. government-guaranteed Title XI ship financing bonds and capital lease obligations.

         During 1998, the Company generated $64.5 million in cash flows from operations, primarily reflecting net income adjusted by normal recurring non-cash items and changes in working capital. Cash used in investing activities was approximately $498.8 million, primarily reflecting the acquisition and construction of and capital improvements to vessels. Cash provided by financing activities was approximately $428.5 million, consisting of proceeds from the offering of the Senior Notes and borrowings under bank credit facilities, offset in part by principal payments on debt and capital lease obligations.

         Recent Expenditures and Future Cash Requirements. During 1998 and through February 1999, 61 vessels were delivered to or acquired by the Company, at a total cost of $405.4 million. These vessels included more than 45 offshore energy support vessels and two petroleum product tankers. During the remainder of 1999 and 2000, the Company is scheduled to take delivery of eight new vessels, costing a total of approximately $54.5 million, of which $23.5 million has previously been paid, $25.9 million is due in 1999 and $5.1 million in 2000.

         In addition to vessel acquisitions and deliveries, the Company's capital needs relate primarily to debt service and maintenance and improvements of its fleet. The Company's principal and interest payment obligations for 1999 are estimated to be approximately $87.4 million, and operating lease obligations for 1999 are estimated to be approximately $6.1 million. Capital requirements for fleet maintenance and improvements were approximately $72.8 million for 1998 and are currently expected to aggregate $27.7 million during 1999; the anticipated reduction for 1999 reflects the substantial amounts expended in 1998, which resulted primarily from planned refurbishments of vessels acquired in 1997 and early 1998. However, the Company intends to defer certain scheduled drydockings and to reduce or defer other expenses. See "Recent Developments" below for additional information.

         The above amounts do not include capital and other expenditures relating to five 45,300 dwt double-hull product carriers in which the Company currently holds a 50.8% equity interest (see Note 4 to the consolidated financial statements). The Company paid $18.5 million in June 1998 to increase its equity interest in these carriers from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, a fourth was delivered in early 1999, and the fifth and final carrier is expected to be delivered in mid-1999. The aggregate cost of the five carriers is estimated to be $270.0 million, a substantial portion of which is being financed with the proceeds of U.S. government-guaranteed Title XI ship financing bonds. At the time of the increase in its equity interest, the Company intended, and it still intends, to reduce its equity interest to less than 50%. Accordingly, the Company accounts for this temporary investment under the equity method. No assurance can be given as to whether or when the Company will consummate such disposition or as to the terms of such disposition. However, the Company has exclusive options, exercisable through 2000, to purchase all or a portion of the remaining 49.2% equity interest in the carriers at an estimated cost of $16.5 million. The Company has not yet determined whether or to what extent it will exercise the options.

         During 1999, an estimated $19.3 million of principal and interest payments are due on the Title XI ship financing bonds referred to above. In the event that the operations of the carriers do not generate sufficient cash to fund those payments, the Company has the right to require the current holder of the other 49.2% interest to fund up to $6.0 million of the operating shortfall for a period of up to 18 months.

         In view of 1998 declines in average day rates and utilization rates, particularly in the U.S. Gulf of Mexico, and the possibility that rates will remain at low levels or will deteriorate further, the Company has previously curtailed or deferred certain capital and other expenditures and is taking the additional actions discussed below under "Recent Developments".

         Bank and Other Borrowings. In addition to the securities offerings described in "Background" above, the Company has established various bank credit facilities from time to time. The Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Agreement") with a group of banks in February 1998. The Agreement provided for (i) a $175.0 million revolving credit facility maturing in 2003, and (ii) a $150.0 million term loan maturing in 2005, payable in equal quarterly installments beginning in June 1998. The Agreement required the Company to maintain specified ratios relating to leverage, debt service and indebtedness; limited the Company's ability to create or incur certain liens; limited the incurrence of certain indebtedness; restricted the Company's ability to make certain investments; and restricted certain payments, including dividends on the Company's capital stock.

         As a result of the declines in rates and utilization discussed above, the Company entered into an amendment of the Agreement (the Agreement, as so amended, the "Amendment"), effective September 30, 1998. In the absence of the Amendment, the Company would not have been in compliance with the covenant in the Agreement that it maintain a maximum "Leverage Ratio" (as defined in the Agreement) of 4.0:1.00. The Amendment modified that and other covenants in the
Agreement,   generally   imposing
restraints on future capital and other expenditures.  In addition, the Amendment
(i) reduced the revolving credit facility to $150.0 million, increasing to $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a sale and leaseback transaction, and then increasing to $175.0 million, subject to compliance with a specified leverage ratio; (ii) provided that borrowings thereunder be secured by Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Company; and (iii) increased the rate of interest on borrowings and fees payable under the Agreement.

         The Company's outstanding indebtedness under the Amendment was $253.0 million at December 31, 1998 and $265.9 million at March 15, 1999.

         The Company has also engaged in other financing arrangements from time to time, including mortgage and lease financing of various vessels.

         Recent Developments. The Company's financial results for January and February 1999, and its expectations as to results for March 1999, indicate that the Company's offshore energy support business continues to be adversely affected by low average day rates and utilization rates in the United States. Further, although 1998 rates in foreign markets remained steady or declined only slightly as compared to those in the U.S. markets, foreign rates continued to decline in January and February 1999, rebounding only slightly in early March 1999 in response to the startup of the 1999 drilling season. As a result of these declines, the Company does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in the Amendment. Such noncompliance would result in a default under the Amendment, which would entitle the bank lenders to accelerate the payment of all borrowings under the Amendment. The acceleration of payment would result in a default under the Senior Notes under their cross-default provisions. (There are no comparable cross-default provisions with respect to the Title XI ship financing bonds or the Preferred Securities. However, acceleration of the borrowings under the Amendment would require the Company, under the terms of the Title XI ship financing bonds, to obtain consents for certain transactions and other matters). In the event that, following such defaults, the holders of the Senior Notes exercise their rights to accelerate payment, all borrowings under the Amendment and the principal amount of the Senior Notes, as well as all interest accrued on such borrowings and the Senior Notes, will become immediately due and payable. In order to avoid these defaults, the Company will be required either to enter into a further amendment of the Agreement or to obtain a waiver with respect to such noncompliance.

         The Company has developed a plan to improve liquidity. The plan contemplates the following actions:

Asset Dispositions. The Company is developing a detailed plan to dispose of certain assets in order to raise significant amounts of cash.

New and Amended Financing Arrangements. The Company is in discussion with its bank lenders, as well as the holders of certain other debt obligations, seeking to amend or obtain waivers of the covenants contained in and other terms of its existing borrowing arrangements. In addition, the Company is seeking alternative means of financing.

Reductions in Capital Expenditures. The Company is curtailing or deferring certain capital expenditures. In particular, the Company intends to defer certain scheduled drydockings of vessels, consistent with safety and operational considerations.

Reductions in Operating and Overhead Expenses. The Company has reduced operating and overhead expenses throughout its operations, and additional reductions are expected to be implemented in the future. These reductions have been and are expected to be effected through salary reductions, a freeze on the hiring of additional employees, and headcount reductions through selected layoffs at certain locations, as well as through attrition. Reductions in operating expenses are also expected to be achieved by reducing crew costs and deferring other expenses, consistent with safety and operational considerations.

         In addition, in March 1999, the Company exercised its right to defer the April 1, 1999 payment of interest on the 6 1/2% Convertible Subordinated Debentures (the "Debentures") issued by HMI to Hvide Capital Trust (the "Trust") in 1997. Under its governing instruments, the Trust is required to use interest payments on the Debentures to pay dividends on the Preferred Securities. Therefore, the deferral of the interest payment on the Debentures will also result in the deferral of the payment of the April 1, 1999 dividend on the Preferred Securities. The Company has the right to defer such interest payments and, indirectly, such dividend payments, for periods of up to five years.

Improvements in Working Capital Management. The Company plans to improve its working capital position by, among other things, strengthening its efforts to collect receivables.

         There can be no assurance as to whether or the extent to which the Company will be able to achieve any or all of the above objectives or as to the terms on which any or all of the above objectives might be achieved. The achievement of many of the above objectives is subject to factors beyond the Company's control, including general economic conditions and conditions in the industries the Company serves. Further, the achievement of certain of the above objectives will require the agreement or cooperation of third parties.

Effects of Inflation

          The Company does not consider inflation a significant business risk in the current and foreseeable future, although the Company has experienced some cost increases, some of which have been offset by charter hire escalation clauses.

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

         The Company has implemented a program designed to assess the likely impact of the Year 2000 Issue on the Company and to develop and implement measures designed to minimize its impact. The program covers not only the Company's computer equipment and software systems, but also other systems containing so-called "embedded" technology, such as alarm systems, elevators and fax machines.

         The Company's Year 2000 program has focused on the two major components of the Company's operations - land-based systems and vessel-based systems - with separate teams for computer operations/information systems, facilities management, and vessel operations. Each team is implementing the program in the following four phases:

o Assessment, including taking physical inventories of all computer-based equipment and software, as well as digital and analog control systems; establishing testing procedures for checking Year 2000 readiness; and carrying out those testing procedures. This phase has been substantially completed for both land-based and vessel-based systems, except to the extent that the Company is seeking to determine, based on communications with third-party suppliers and customers, whether and to what extent the Company may face disruptions in supplies or services (such as ports and utilities) provided by suppliers or cessation of operations by customers. The Company estimates that such determination has been made with respect to approximately 70% of such third-party suppliers and customers and that such determination should be completed by April 1999.

o Remediation of all land-based and vessel-based issues identified in the assessment phase. Except as discussed above with respect to third parties, land-based remediation activities have been completed and vessel-based remediation efforts have been approximately 70% completed and are expected to be completed during the first half of 1999. Based on the information obtained to date from third-party suppliers and customers, the Company does not anticipate any material obstacles to completing any remaining remediation activities during the third quarter of 1999.

o        Compliance   certification,   including   re-testing   to  assure  that
         remediation efforts have been successful compliance certification is expected to be completed shortly after the completion of remediation efforts in the 1999 third quarter.

o Maintenance, including ongoing testing and remediation. This phase is expected to commence at the end of the first half of 1999 and is expected to continue until early 2000.

         The Company expects each of the above phases to be completed or substantially completed by the times indicated above. However, the Company cannot predict whether or to what extent the completion of these phases may be delayed for various reasons. In particular, as indicated above, the Company continues to contact third-party suppliers and customers with regard to the Year 2000 Issue. As indicated above, based on the information obtained to date from third-party suppliers and customers, the Company does not anticipate any material obstacles to completing any remaining land-based and vessel-based remediation activities during the third quarter of 1999. However, it is not possible to predict whether or to what extent the information obtained from suppliers and customers may require additional assessment, remediation and/or other activities. Further, the completion of the Company's Year 2000 program could be adversely affected by the unavailability of replacement components and equipment.

         The Company estimates that its total cost for new systems and equipment and related services will approximate $6.5 million, of which approximately $5.6 million had been expended through 1998. However, these amounts include the costs of new systems and equipment that, while "Year 2000 compliant," were not acquired in connection with or as a result of the Year 2000 Issue. Further, these amounts do not include the Company's internal costs in connection with the Year 2000 Issue (consisting primarily of payroll costs for employees working on the Company's Year 2000 program), as the Company does not separately track such costs. Consequently, it is not possible to determine the precise amount expended by the Company directly in connection with the Year 2000 Issue. These expenditures are not expected to affect other expenditures by the Company relating to information technology and systems.

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

         The above discussion of the Year 2000 Issue is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. However, such Act does not protect the Company against proceedings under the federal securities laws, including enforcement proceedings by the Securities and Exchange Commission arising out of material misstatements in and omissions from the above discussion.

 Euro Conversion Issues

         On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the "Euro." For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation; after January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects numerous financial systems and business applications.

          While the Company does business in many countries around the world, substantially all of such business is U.S. dollar-denominated. Thus, while the Company is reviewing the impact of the introduction of the Euro on various aspects of its business (including information systems, currency exchange rate risk, taxation, contracts, competitive position and pricing), such introduction is not expected to have a material impact on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The company is exposed to market risk from changes in interest rates which may adversely affect its results of operations and financial condition. The Company's policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. The Company manages market risk by restricting the use of derivative financial instruments to infrequent purchases of forward contracts for the purchase of fuel oil for its carrier fleet. The Company does nto have any open contracts at December 31, 1998. A discussion of the Company's credit risk and the fair value of financial instruments is included in Notes 15 and 17 of the Company's consolidated financial statements.

         Exposure To Short-Term Interest Rates. Short-term variable rate debt, primarily borrowings under the Amendment, comprised approximately $252.9 million, or 34% of the Company's total debt and Preferred Securities at December 31, 1998. The Company's variable rate debt had an interest rate of approximately 7.4% during 1998 and a hypothetical 2% increase in the rates under the Amendment during 1998 would have increased the Company's interest expense and decreased income before taxes by $3.9 million. Since a significant portion of the Company's borrowing are based on short-term interest rates, the Company's borrowing costs could increase due to fluctuations in short-term interest rates as well as the interest rate spread charged by the Company's lenders.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                             Part III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by Item 10 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4a of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.

          The information required by Item 11 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by Item 12 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The information required by Item 13 is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1) List of Financial Statements. The following is a list of the financial statements included at the end of this Report of Form 10-K beginning on page F-1:

         Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the Years Ended
              December 31, 1996, 1997 and 1998
         Consolidated Statements of Stockholders' Equity for the
              Years Ended December 31, 1996, 1997 and 1998
         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1996, 1997 and 1998
         Notes to Consolidated Financial Statements

         (2) List of Financial Statement Schedules. All schedules have been omitted because they are not applicable or not required, or the required information is provided in the consolidated financial statements or notes thereto.

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report on Form 10-K.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage.

Exhibit
Number                                                 Exhibit

3.1        Amended  and  Restated  Articles  of  Incorporation.(1)
3.2        Bylaws of the Company, as amended.(1)
4.1        Form of Class A Common Stock Certificate (Domestic).(1)
4.2        Form of Class A Common Stock  Certificate (Foreign).(1)
4.3        Certificate of Trust of Hvide Capital Trust.(2)

4.4 Amended and Restated Declaration of Trust, dated as of June 27, 1997, among Hvide Marine Incorporated as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware
           Trustee, and J. Erik Hvide, John H. Blankley and Gene Douglas as Administrative Trustees.(2)
4.5 Indenture for the 6 2% Convertible Subordinated Debentures, dated as of June 27, 1997, among Hvide Marine Incorporated and The Bank of New York, as Indenture Trustee.(2)
4.6        Form of 6 2% Preferred Securities.(2)
4.7        Form of 6 2% Convertible Debentures.(2)
4.8 Preferred Securities Guarantee Agreement, dated as of June 27, 1997, between Hvide Marine Incorporated, as Guarantor, and The Bank of New York, as Guarantee Trustee.(2)
4.9 Indenture, dated February 19, 1998, among Hvide Marine Incorporated, the Subsidiary Guarantors named therein and the Bank of New York as Trustee.(3)
4.10 Registration Rights Agreement, dated as of February 19, 1998, among Hvide Marine Incorporated, the Subsidiary Guarantors named therein and Donaldson, Lufkin & Jenrette Securities Corporation and the other Initial Purchasers.(3)
10.1 Non-Compete Agreement, between the Company and Hans J. Hvide, dated September 28, 1994.(4)
10.2       Equity Ownership Plan.(5)
10.3       Stock Option Plan for Directors.(5)
10.4.1     1996 Employee Stock Purchase Plan.(5)
10.4.2     Retirement Plan and Trust. (6)
10.5 Security Agreement, dated December 14, 1973, relating to United States Government Ship Financing Bonds, between The Provident Bank and The United States of America, with respect to Seabulk Challenger/ S.T.L. 3901.(7)
10.6* Bareboat Charter, dated as of December 14, 1973, by and between The Provident Bank and Seabulk Tankers, Ltd., with respect to Seabulk Challenger/S.T.L. 3901.(7)
10.7* Time Charter Party, dated as of December 20, 1989, between Seabulk Tankers, Ltd., and Shell Oil Company with respect to Seabulk Challenger/S.T.L. 3901, as amended.(7)
10.8 Security Agreement, dated August 20, 1975, by and among Port Everglades Towing, Inc., Central National Bank of Cleveland and The United States of America, with respect to the Seabulk Magnachem/S.C.C. 3902, as amended.(7)
10.9* Bareboat Charter, dated February 24, 1977, by and between Central National Bank of Cleveland and Seabulk Chemical Carriers, Inc., with respect to Seabulk Magnachem/S.C.C. 3902, as amended.(7)
10.10 Sub-Bareboat Charter, dated January 16, 1988, between Seabulk Chemical Carriers, Inc., and Hvide Shipping, Incorporated, with respect to Seabulk Magnachem/S.C.C. 3902, as amended.(7)
10.12* Tanker Time Charter Party, dated December 15, 1989, between Seabulk Ocean Systems Corporation and Ocean Specialty Tankers Corporation, with respect with to Seabulk Magnachem/S.C.C. 3902, as amended.(7)

10.13* Tanker Time Charter Party, dated December 15, 1989, between Seabulk Transmarine Partnership, Ltd., and Ocean Specialty Tankers Corporation, with respect to Seabulk America.(7)
10.14 Franchise Agreement, dated as of January 8, 1975, by and between Canaveral Port Authority and Port Everglades Towing, Inc.(7)
10.15      Non-Exclusive Franchise Agreement,  dated as of March 7, 1991, by and
           between   Port    Everglades    Authority    and   Hvide    Shipping,
           Incorporated.(7)
10.16* Contract for Fuel Transportation, dated as of February 18, 1993, by and between Florida Power & Light Company and Sun State Marine, Incorporated.(7)
10.17 Post-Retirement Benefits Agreement between the Company and Hans J. Hvide, dated September 28, 1994.(4) 10.18 Letter of Credit Agreement, dated as of September 29, 1994, between Hvide Shipping, Inc. and Bank of Boston.(4)
10.19 Amended and Restated Credit Agreement dated as of June 21, 1996, by and among Hvide Marine Incorporated, Citibank, N.A., The First National Bank of Boston, BNY Financial Corporation, Hibernia National Bank, and Amsouth Bank of Florida.(1)
10.20      Amended and Restated Credit Agreement dated as of February 3,
           1997.(8)
10.21      Amendment No. 2 to Charter of Seabulk Magnachem.(4)
10.22 Form of Recapitalization Agreement among Hvide Corp., Hvide Marine Incorporated, the Junior Subordinated Noteholders, the Senior Subordinated Noteholders, J. Erik Hvide, and certain trusts.(1)
10.23      Form  of  Registration   Rights   Agreement  by  and  between  Hvide
           Marine   Incorporated   and  certain shareholders.(1)
10.24      Form of Agreement Among Shareholders among certain shareholders.(1)
10.25 Form of Amended and Restated Contingent Share Issuance Agreement among Hvide Marine Incorporated and certain purchasers.(1)
10.26      Registration  Rights  Agreement,  dated June 27, 1997,  between Hvide
           Capital   Trust  and   Donaldson,   Lufkin  &   Jenrette   Securities
           Corporation, Howard, Weil, Labouisse, Friedrichs Incorporated and Raymond James & Associates, Inc., as Purchasers.(2)
10.27 Asset Sale Agreement between Hvide Marine Incorporated and Wellington Capital Limited.(9)
10.28 Revolving Credit Agreement dated September 30, 1997 by and among Hvide Marine Incorporated, Citibank, N.A., as Administrative Agent, BankBoston, N.A., as Syndicate Agent, with Citicorp Securities, Inc. and BankBoston Securities, Inc., having acted as Arrangers.(10)

10.29 Purchase Agreement between Hvide Marine Incorporated and Care Offshore, Inc.(11)
10.30 Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1998 among Hvide Marine Incorporated, as Borrower, the Subsidiary Guarantors named therein, the lending institutions
           which  are  or  may  become  parties  thereto,   CitiBank,  N.A.,  as
           Administrative Agent, BankBoston, N.A., as Documentation Agent and BancBoston Securities, Inc., as Syndication Agent.(3)
10.31      Hvide Marine Incorporated Amended and Restated Equity Ownership
           Plan.(12)
10.32 Amendment No. 1, dated as of September 30, 1998, to the Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1998, by and among Hvide Marine Incorporated, the Guarantors party thereto, Citibank, N.A., BankBoston, N.A. and the lending institutions named therein.(13)
10.33 Indemnification Agreement, dated as of October 22, 1998, between Hvide Marine Incorporated and J. Erik Hvide.(13)
10.34 Indemnification Agreement, dated as of October 30, 1998, between Hvide Marine Incorporated and Hans J. Hvide.(13)
10.35 Consulting Agreement between Gene Fitzgerald and Hvide Marine Incorporated, dated January 15, 1999.
21         List of Subsidiaries.
23.1       Consent of Ernst & Young LLP.
27         Financial Data Schedule.

  * Confidential treatment requested. The materials omitted from these documents have been marked with an asterisk (*). The materials omitted have been separately filed with the Commission pursuant to the confidential treatment request.

(1) Incorporated herein by reference to Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on August 5, 1996.

(2) Incorporated herein by reference to Form S-3 (Registration No. 333-34941) filed with the Commission on September 4, 1997.

(3) Incorporated herein by reference to Form S-4 (Registration No. 333-42039) filed with the Commission on March 18, 1998.

(4) Incorporated herein by reference to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on May 3, 1996.

(5) Incorporated herein by reference to Form S-8 (Registration No. 333-17621) filed with the Commission on December 11, 1996.

(6) Incorporated herein by reference to Form S-8 (Registration No. 333-19543) filed with the Commission on January 10, 1997.

(7) Incorporated herein by reference to Registration Statement on Form S-1 (Registration No. 33-78166) filed with the Commission on April 26, 1994.

(8) Incorporated herein by reference to Form 10-K filed with the Commission on March 31, 1997.

(9) Incorporated herein by reference to Form 8-K filed with the Commission on June 9, 1997.

(10) Incorporated herein by reference to Form 10-Q filed with the Commission on November 7, 1997.

(11) Incorporated herein by reference to Form 8-K filed with the Commission on February 25, 1998.

(12) Incorporated herein by reference to Form S-8 (Registration No. 333-58119) filed with the Commission on June 30, 1998.

(13) Incorporated herein by reference to Form 10-Q filed with the Commission on November 16, 1998.

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

              Signature                              Title                                 Date
          /s/ J. ERIK HVIDE              Chairman of the Board,                       March 30, 1999
--------------------------------------
            J. Erik Hvide                 President, Chief Executive
                                         Officer and Director
                                         (principal executive officer)

        /s/ JOHN H. BLANKLEY             Executive Vice President,                    March 30, 1999
--------------------------------------
          John H. Blankley               Chief Financial Officer
                                         and Director
                                         (principal financial officer)

        /s/ EUGENE F. SWEENEY            Executive Vice President,                    March 31, 1999
--------------------------------------
          Eugene F. Sweeney              Chief Operating Officer,
                                         and Director

       /s/ JOHN J. KRUMENACKER           Controller (principal accounting             March 31, 1999
--------------------------------------
         John J. Krumenacker             officer)

     /s/ ROBERT B. CALHOUN, JR.          Director                                     March 31, 1999
---------------------------------------
       Robert B. Calhoun, Jr.

          /s/ GERALD FARMER              Director                                     March 31, 1999
---------------------------------------
            Gerald Farmer

         /s/ JEAN FITZGERALD             Director                                     March 31, 1999
---------------------------------------
           Jean Fitzgerald

         /s/ JOHN J. LEE                 Director                                     March 31, 1999
--------------------------------------
             John J. Lee

        /s/ JOSIAH O. LOW III            Director                                     March 31, 1999
--------------------------------------
          Josiah O. Low III

         /s/ WALTER C. MINK              Director                                     March 31, 1999
--------------------------------------
           Walter C. Mink

           /s/ ROBERT RICE               Director                                     March 31, 1999
---------------------------------------
             Robert Rice


         /s/RAYMOND B. VICKERS           Director                                     March 30, 1999
--------------------------------------
         Raymond B. Vickers


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Hvide Marine Incorporated

         We have audited the accompanying consolidated balance sheets of Hvide Marine Incorporated and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hvide Marine Incorporated and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Hvide Marine Incorporated will continue as a going concern. As more fully described in Note 2, the Company has experienced a reduction in revenues and believes that it will not be in compliance with certain covenants of a loan agreement as of March 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                /s/ ERNST & YOUNG LLP



Miami, Florida
  February 5, 1999, except for
  Note 21, as to which the
  date is March 17, 1999, and
  Note 2, as to which the date
  is March 31, 1999

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                               1997       1998
                                                                                            (in thousands, except
                                                                                                 share amounts)
                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................   $ 14,952   $  9,177
   Accounts receivable:
     Trade, net of allowances for doubtful accounts of $1,093 and $2,169..................     36,903     67,961
     Insurance claims and other...........................................................      2,456     11,915
   Inventory, spare parts and supplies....................................................      8,162     17,455
   Prepaid expenses.......................................................................      3,085      4,342
   Deferred costs, net....................................................................      4,516     10,482
                                                                                             --------   --------
     Total current assets.................................................................     70,074    121,332
Property:
   Construction in progress...............................................................     42,010     39,455
   Vessels and improvements...............................................................    492,070    889,903
     Less accumulated depreciation........................................................   (45,463)   (91,309)
   Furniture and equipment................................................................      7,366     17,297
     Less accumulated depreciation........................................................    (1,625)    (3,540)
                                                                                             -------    --------
     Net property.........................................................................    494,358    851,806
Other assets:
   Deferred costs, net....................................................................      9,580     20,978
   Investment in affiliates...............................................................      1,627     23,421
   Goodwill, net..........................................................................     25,361     86,955
   Other..................................................................................      2,783      4,333
                                                                                             --------   --------
     Total other assets...................................................................     39,351    135,687
                                                                                             --------   --------
     Total................................................................................   $603,783  $1,108,825
                                                                                             ========  ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................................   $  17,187  $  25,822
   Current maturities of long-term debt...................................................       7,534      9,011
   Current obligations under capital leases...............................................       1,714      2,991
   Debt subject to acceleration...........................................................          --    252,954
   Accrued interest.......................................................................       1,007      9,864
   Charter hire and other liabilities.....................................................      16,842     25,716
                                                                                             ---------  ---------
     Total current liabilities............................................................      44,284    326,358
Long-term liabilities:
   Long-term debt.........................................................................     177,573     33,564
   Obligations under capital leases.......................................................      10,726     36,983
   Senior Notes...........................................................................          --    300,000
   Deferred income taxes..................................................................      25,649     32,721
   Other..................................................................................       3,269      5,551
                                                                                             ---------  ---------
     Total long-term liabilities..........................................................     217,217    408,819
                                                                                             ---------  ---------
     Total liabilities....................................................................     261,501    735,177
Company-obligated mandatorily redeemable preferred securities of a subsidiary trust
   holding solely debentures issued by the Company........................................     115,000    115,000
Minority partners' equity in subsidiaries.................................................       2,295     10,613
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $1.00 par value--authorized 10,000,000 shares;
     issued and outstanding, none.........................................................          --         --
   Class A Common Stock--$.001 par value, authorized 100,000,000
     shares; issued and outstanding, 12,382,435 and 12,872,629............................          12         13
   Class B Common Stock--$.001 par value, authorized 5,000,000 shares;
     issued and outstanding, 2,906,465 and 2,547,064......................................           3          2
   Additional paid-in capital.............................................................     195,522    196,822
   Retained earnings......................................................................      29,450     51,198
                                                                                             ---------  ---------
       Total stockholders' equity.........................................................     224,987    248,035
                                                                                             ---------  ---------
       Total minority partners' equity in subsidiaries and stockholders' equity...........     227,282    258,648
                                                                                             ---------  ---------
       Total..............................................................................   $ 603,783 $1,108,825
                                                                                             ========= ==========


                   See notes to consolidated financial statements

                        HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                                  1996        1997        1998
                                                                                ---------  ----------  ----------
                                                                                        (In thousands, except
                                                                                           per share data)

Revenues.....................................................................   $ 109,356   $210,257   $ 401,906
Operating expenses:
   Crew payroll and benefits.................................................      29,756     48,732      91,357
   Charter hire and bond guarantee fee.......................................       4,667     10,548      19,679
   Repairs and maintenance...................................................       8,984     15,512      31,129
   Insurance.................................................................       7,633      8,867      12,668
   Consumables...............................................................       6,643     13,654      39,222
   Other.....................................................................       6,094     12,970      28,834
                                                                                ---------   --------   ---------
     Total operating expenses................................................      63,777    110,283     222,889
Selling, general and administrative expenses:
   Salaries and benefits.....................................................       7,936     12,052      21,062
   Office expenses...........................................................       1,394      2,248       5,804
   Professional fees.........................................................       2,947      4,683       6,259
   Other.....................................................................       2,702      5,808       9,180
                                                                                ---------   --------   ---------
     Total overhead expenses.................................................      14,979     24,791      42,305
Depreciation and amortization................................................       9,830     19,850      51,757
                                                                                ---------   --------   ---------
Income from operations.......................................................      20,770     55,333      84,955
Interest:
   Interest expense..........................................................      11,908      8,341      43,077
   Interest income...........................................................       (277)    (1,317)       (635)
                                                                                --------    -------    ---------
     Net interest............................................................      11,631      7,024      42,442
Other income (expense):
   Minority interest and equity in earnings of subsidiaries..................         894    (3,527)     (6,698)
   Other.....................................................................       (457)      (177)         156
                                                                                --------    -------    ---------
     Total other income (expense)............................................         437    (3,704)     (6,542)
Income before provision for income
   taxes and extraordinary item..............................................       9,576     44,605      35,971
Provision for income taxes...................................................       3,543     16,950      13,489
                                                                                ---------   --------   ---------
Income before extraordinary item.............................................       6,033     27,655      22,482
Loss on early extinguishment of debt, net of applicable
   income taxes of $1,474, $1,252 and $413 in 1996, 1997 and 1998............       8,108      2,132         734
                                                                                ---------   --------   ---------
     Net income (loss).......................................................   $ (2,075)   $ 25,523   $  21,748
                                                                                ========    ========   =========

Earnings per common share:
  Income before extraordinary item...........................................   $    1.05   $   1.87   $    1.47
  Loss on early extinguishment of debt.......................................      (1.41)     (0.14)      (0.05)
                                                                                --------    -------    ---------
     Net income (loss) per common share......................................   $  (0.36)   $   1.73   $    1.42
                                                                                ========    ========   =========

Earnings per common share--assuming dilution:
  Income before extraordinary item...........................................   $    0.99   $   1.75   $    1.39
  Loss on early extinguishment of debt........................................      (1.23)     (0.12)      (0.04)
                                                                                --------    -------    ---------
     Net income (loss) per common share--assuming dilution....................  $  (0.24)   $   1.63   $    1.35
                                                                                ========    ========   =========

Weighted average common shares outstanding...................................       5,763     14,785      15,324
                                                                                =========   ========   =========

Weighted average common and common equivalent
   shares outstanding--assuming dilution......................................      6,590     17,120      19,451
                                                                                =========   ========   =========





                   See notes to consolidated financial statements

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Class A                Class B       Class C
                                           Common Stock           Common Stock   Common Stock    Additional
                                                                                                   Paid-In    Retained
                                         Shares    Amount    Shares    Amount   Shares    Amount   Capital    Earnings     Total
                                                             (In thousands, except share amounts)
Balance at December 31,
  1995 ..............................         --     $--    1,558,210    $ 1     976,630    $ 1    $  6,341   $  6,002    $  12,345
Common Stock
  issued, net
  of issuance
  costs .............................    7,647,791     8    1,861,367      2    (976,630)    (1)     90,812       --         90,821
Net loss ............................         --      --         --       --        --       --        --       (2,075)      (2,075)
                                        ----------   ---   ----------    ---    --------    ---    --------   --------    ---------
Balance at
 December 31,
  1996 ..............................    7,647,791     8    3,419,577      3        --       --      97,153      3,927      101,091
Common Stock
 issued (retired)
 in public
 offering, net of
 issuance costs .....................    4,000,000     4         --       --        --       --      93,516       --         93,520
Conversion of Class B
 Common Stock to Class
  A Common Stock ....................      513,112    --     (513,112)    --        --       --        --         --           --
Common Stock issued in
  connection with
  acquisition .......................      141,760    --         --       --        --       --       3,650       --          3,650
Common Stock issued
  upon exercise of
  stock options .....................       53,425    --         --       --        --       --         641       --            641
Common Stock issued
  pursuant to employee
  stock purchase plan ...............       21,639    --         --       --        --       --         467       --            467
Common Stock issued to
  directors .........................        4,708    --         --       --        --       --          95       --             95
Net income ..........................         --      --         --       --        --       --        --       25,523       25,523
                                        ----------   ---   ----------    ---    --------    ---    --------   --------    ---------
Balance at December 31,
  1997 ..............................   12,382,435    12    2,906,465      3        --       --     195,522     29,450      224,987
Conversion of Common
  Stock .............................      359,401     1     (359,401)    (1)       --       --        --         --           --
Common Stock
 issued upon
 exercise of
 stock options ......................          100    --         --       --        --       --           1       --              1
Common Stock issued
  pursuant to employee
  stock purchase plan ...............      112,319    --         --       --        --       --         889       --
                                                                                                                                889
Common Stock issued to
  directors .........................       18,374    --         --       --        --       --         216       --            216
Stock Compensation
 pursuant to key employee
 stock plan .........................         --      --         --       --        --       --         194       --            194
Net income ..........................         --      --         --       --        --       --        --       21,748       21,748
                                        ----------   ---   ----------    ---    --------    ---    --------   --------    ---------
Balance at
December 31,
   1998                                 12,872,629   $13    2,547,064    $ 2        --      $--    $196,822   $ 51,198    $ 248,035
                                        ==========  ====   ==========    ===    =======    ====    ========   ========   ==========




          See notes to consolidated financial statements.

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               1996       1997       1998
                                                                                            ---------   --------   --------
                                                                                                     (In thousands)
Operating activities:
               Net income (loss).........................................................   $(2,075)   $ 25,523   $  21,748
               Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                 Loss on early extinguishment of debt, net...............................      8,108      2,132         734
                 Depreciation and amortization of property...............................      8,291     19,093      48,487
                 Amortization of drydocking costs........................................      3,057      5,350      11,354
                 Amortization of intangible assets.......................................        505        757       3,270
                 Amortization of discount on long-term debt and financing costs..........      1,196        680       1,274
                 Provision for bad debts.................................................        125      1,029       1,087
                 Loss (gain) on disposals of property....................................       (13)        524        (26)
                 Provision for deferred taxes............................................      3,543     13,147      10,189
                 Minority partners' equity in (losses) income of subsidiaries, net.......      (756)      (183)         311
                 Undistributed earnings of affiliates, net...............................      (132)      (110)     (1,103)
                 Other non-cash items....................................................         36         95         217
                 Changes in operating assets and  liabilities,  net of effect of acquisitions:
                    Accounts receivable..................................................    (1,928)   (20,640)    (40,628)
                    Other assets.........................................................    (1,978)    (9,500)    (21,008)
                    Accounts payable and other liabilities...............................      4,605      2,145      28,630
                                                                                            --------   --------   ---------
             Net cash provided by operating activities...................................     22,584     40,042      64,536

             Investing activities:
               Purchase of property......................................................    (8,759)   (67,117)   (103,569)
               Deposits for the purchase of property.....................................    (6,349)      (910)          --
               Proceeds from disposals of property.......................................          8      1,633          --
               Investments in non-consolidated affiliates................................      (736)      (226)    (21,702)
               Acquisitions, net of cash acquired of $1,722 in
                1996 and net of escrow deposits
                utilized of $6,349 and cash acquired of $3,525 in 1997...................   (68,518)   (194,723)  (373,535)
                                                                                            -------    --------   ---------
             Net cash used in investing activities.......................................   (84,354)   (261,343)  (498,806)

             Financing activities:
               Proceeds (repayments) of short-term borrowings, net.......................      1,994   (16,242)          --
               Proceeds from long-term debt..............................................     36,964    177,210     464,321
               Proceeds from issuance of senior notes, net of offering costs.............         --         --     292,500
               Proceeds from issuance of common stock, net...............................     76,595     94,628         800
               Proceeds from issuance of redeemable preferred securities, net............         --    111,109          --
               Principal payments of long-term debt......................................   (45,189)   (135,877)  (321,278)
               Payment of financing costs................................................      (838)    (2,724)     (2,760)
               Payment of obligations under capital leases...............................    (1,189)    (1,468)     (5,088)
                                                                                            -------    -------    ---------
             Net cash provided by financing activities...................................     68,337    226,636     428,495
                                                                                            --------   --------   ---------
             Increase (decrease) in cash and cash equivalents............................      6,567      5,335     (5,775)
             Cash and cash equivalents at beginning of period............................      3,050      9,617      14,952
                                                                                            --------   --------   ---------
             Cash and cash equivalents at end of period..................................   $  9,617   $ 14,952   $   9,177
                                                                                            ========   ========   =========

             Supplemental   schedule   of  noncash   investing   and   financing
                    activities:
             Notes payable issued for the acquisition of vessels.........................   $    675   $  6,000   $      --
                                                                                            ========   ========   =========
             Capital lease obligations for the acquisition of vessels and
               equipment.................................................................   $  6,098   $  4,972   $  32,621
                                                                                            ========   ========   =========
             Title XI debt assumed for the acquisition of vessels........................   $ 34,650   $ 15,057   $      --
                                                                                            ========   ========   =========
             Short-term debt assumed in connection with acquisition of business..........   $     --   $  5,595   $      --
                                                                                            ========   ========   =========
             Common stock issued for the redemption of notes payable.....................   $    307   $     --   $      --
                                                                                            ========   ========   =========
             Common stock issued for the repayment of debt...............................   $ 13,883   $     --   $      --
                                                                                            ========   ========   =========
             Common stock issued for the acquisition of vessels..........................   $     --   $  3,650   $      --
                                                                                            ========   ========   =========

                  See notes to consolidated financial statements

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1.  Description of Business and Significant Accounting and Reporting Policies

         Description of Business. Hvide Marine Incorporated and subsidiaries (collectively, the "Company") is a provider of marine support and transportation services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

         Organization and Basis of Consolidation. The accompanying consolidated financial statements include the accounts of Hvide Marine Incorporated ("HMI" or the "Parent") and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

         Inventory, Spare Parts and Supplies. Inventories consist of vessel spare parts, fuel and supplies that are recorded at cost and charged to vessel expenses as consumed.

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

         Property. Vessels, improvements and furniture and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized, and replacements, maintenance and repairs that do not improve or extend the lives of the assets are expensed. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of vessels, other than tankers, range from 12 to 40 years and the estimated useful lives of furniture and equipment range from 3 to 10 years. Tankers and related improvements are depreciated over estimated useful lives ranging from 1 to 17 years, as determined by the Oil Pollution Act of 1990 and other factors.

         Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives. Included in vessels and improvements at December 31, 1997 and 1998 are vessels under capital leases of approximately $17.6 million and $47.1 million, net of accumulated amortization of approximately $1.0 million and $1.7 million, respectively.

         Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Drydocking costs are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Deferred financing costs are amortized over the term of the related borrowings. At December 31, 1997 and 1998, deferred costs include unamortized drydocking costs of approximately $7.0 million and $16.0 million, respectively, and net financing costs of $7.1 million and $14.8 million, respectively.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over periods ranging from 20 to 35 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization periods, the carrying value will be adjusted accordingly. At December 31, 1997 and 1998, accumulated amortization of goodwill was approximately $2.8 million and $6.0 million, respectively.

         Investments. Investments in companies in which the Company's ownership interest ranges from 20 to 50% and the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

         Income Taxes. HMI files a consolidated tax return with substantially all corporate subsidiaries; the others file separate income tax returns. Each partnership and trust subsidiary files a separate tax return.

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

         Foreign Currency Translation. In accordance with SFAS No. 52, "Foreign Currency Translation", assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective years. The Company's foreign subsidiaries use the U.S. dollar as their functional currency and substantially all external transactions are denominated in U.S. dollars. Gains and losses resulting from changes in exchange rates from year to year are insignificant for all years presented.

         Recent Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and the display of comprehensive income, which is defined as the change in equity arising from non-owner sources. It includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a material effect on the Company's consolidated financial statements.

         In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements for interim periods. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 had no impact on the Company's financial condition, results of operation or cash flows and increased the Company's financial statement disclosures (see Note 16).

     Reclassifications.   Certain  amounts  from  prior  periods'   consolidated
financial statements have been reclassified to conform with the current period's presentation.

2.      Basis of Financial Statement Presentation and Issues Affecting Liquidity

         As a result of a decline in revenues, the Company does not expect to be in compliance, as of March 31, 1999, with one or more covenants contained in its Restated and Revolving Credit and Term Loan Agreement, as amended ("Credit Facility"). Management and the Credit Facility lenders are engaged in discussions to resolve this matter. In the event the parties are unable to reach an agreement, the lenders are entitled, at their discretion, to exercise certain remedies including acceleration or repayment of the $253.0 million balance ($266.0 million at March 31, 1999), plus accrued interest, outstanding under the Credit Facility. There can be no assurance that the Credit Facility lenders will provide the Company with an amendment or waiver of the defaults. In addition, the Company's Senior Notes contain provisions under which repayment of the outstanding principal amount of $300.0 million, plus accrued interest, could be accelerated in the event that repayment of the Credit Facility is accelerated.

         In the event that the Credit Facility lenders elect to exercise their right to accelerate repayment, such acceleration would have a material adverse effect on the Company, its operations and its financial condition. Furthermore, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to these matters, the obligations with respect to the Credit Facility are shown as current liabilities on the Company's consolidated balance sheet at December 31, 1998 and the Company has a deficit in working capital of approximated $205.0 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition to continuing to negotiate with the Credit Facility lenders to obtain waivers or amendments, the Company has various plans to increase liquidity, including: (i) workforce and wage reductions and a hiring freeze aimed at reducing the Company's overall expense levels; (ii) identification of assets for disposition in order to increase available cash; (iii) reduction of capital expenditures; (iv) reductions in operating and overhead expenses; and (v) deferral of interest payments on the debentures (see Note 21).

         The financial statements do not include any further adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3.  Change in Estimates

         In 1998, the Company changed the estimated useful lives of its offshore energy support vessels and the amortization period for certain intangible assets. Management believes these changes more accurately reflect the economic lives of the Company's assets. For 1998, the change had the effect of reducing depreciation expense by $4.0 million which increased earnings per diluted share by $0.21, for both income before extraordinary item and net income.

4.  Equity Investment in Affiliate

         In June 1998, the Company paid $18.5 million to increase its equity interest in five 45,300 dead weight ton double-hull carriers (collectively the "Lightship Tankers") from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, a fourth was delivered in early 1999, and the fifth and final carrier is expected to be delivered in mid-1999. At the time of the increase in its equity interest, the Company intended, and it still intends, to reduce its equity interest to less than 50%. Accordingly, the Company accounts for this temporary investment under the equity method.

         The Company has exclusive options to purchase the remaining 49.2% equity interest in the carriers at an estimated cost of $16.5 million. These options expire at year-end 2000, after which time the Company will retain a right of first refusal to purchase a 24.2% interest for $9.0 million plus interest. The Company has not yet determined whether or to what extent it will exercise the options or the right of first refusal.

         Summary financial information for the Lightship Tankers as of and for the period ended December 31, 1998 is as follows (in thousands):

                                                                1998
                                                            -------------
         Current assets................................     $      10,652
         Vessels and other assets......................           254,220
         Current liabilities...........................             6,579
         Long term debt................................           221,373

         Revenues......................................             3,185
         Loss from operations..........................              (37)
         Net loss......................................             (130)

5.  Senior Notes and Other Debt

 Senior Notes

         In February 1998, the Company completed an offering of $300.0 million of 8.375% senior notes (the "Senior Notes"). The net proceeds to the Company were approximately $292.5 million, after deducting underwriting commissions and other offering expenses, which are included in deferred costs and amortized over the term to maturity. Of such proceeds, approximately $268.0 million was used to repay certain indebtedness and approximately $24.5 million was used for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15. The Senior Notes mature on February 15, 2008 and are redeemable, in whole or in part, at the option of the Company on or after February 15, 2003. The Senior Notes are guaranteed by certain of the Company's subsidiaries (see Note 19).

         Covenants under the Senior Notes, among other things, (i) limit the creation or incurrence of certain liens; (ii) limit the incurrence of additional indebtedness; (iii) restrict certain payments and asset sales; and (iv) contain certain cross-default provisions under which holders of the Senior Notes could accelerate repayment of principal and accrued interest in the event of certain defaults on other indebtedness.

 Other Debt

         Long-term debt consisted of the following (in thousands):

                                                        December 31,
                                                   1997            1998
                                               -------------  -------------
         Lines of Credit.....................  $     135,000  $     135,000
         Term Loan...........................             --        117,954
         Title XI Debt.......................         42,162         36,701
         Notes Payable.......................          7,945          5,874
                                               -------------  -------------
                                                     185,107        295,529
         Less:  Current maturities...........        (7,534)        261,965
                                               ------------   -------------
                                               $     177,573  $      33,564
                                               =============  =============

         In September 1997, the Company entered into a $175.0 million revolving line of credit through September 1999. In November 1997, the Company entered into a Term Loan Agreement that provided for $300.0 million of term loans. In February 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement which merged the Credit Agreement and the Term Loan Agreement and resulted in their individual termination.

        Effective September 30, 1998, the Company entered into Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement (the
"Credit Facility"). Pursuant to the Credit Facility, borrowings under the revolving line of credit may not initially exceed $150.0 million, inclusive of a letter of credit sub-limit of $20.0 million, increasing to (1) $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a specified sale and leaseback transaction or (2) $175.0 million, based upon the Company's compliance with a specified leverage ratio. The Credit Facility provides that borrowings thereunder will be secured by Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Company and its subsidiaries. Interest on borrowings is based on one of two rates, at the Company's election, plus a margin based on the Company's compliance with certain financial ratios. Interest on amounts outstanding at December 31, 1998 ranged from 7.2% to 7.6%. In addition, the revolving line of credit is subject to a commitment fee of 0.4% on the unused portion. The revolving line of credit and term loan mature on February 12, 2003 and March 31, 2005, respectively. At December 31, 1998, the Company's outstanding indebtedness under the revolving line of credit was approximately $135.0 million with $14.5 million available and $0.5 million of outstanding stand-by letter of credits and approximately $118.0 million was outstanding under the term loan.

         Covenants under the Credit Facility, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible net worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) prohibit the Company from making certain investments; (v) restrict certain payments, including dividends with respect to shares of any class of capital stock; and (vi) restrict modification of the terms of the Preferred Securities (see Note 6), and in certain circumstances the repayment, redemption, or repurchase of the Preferred Securities.

         Based upon current circumstances the Company does not believe it will be in compliance, at March 31, 1999, with certain of the covenants contained in the Credit Facility (See Note 2).

         The Company has approximately $36.7 million of Title XI debt which is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 1, 2021. Under the terms of the Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants.

         The Company has outstanding notes payable that bear interest at rates ranging from 7.92% to 10% and mature at various dates through November 2011. The notes payable are collateralized by certain vessels.

         At December 31, 1998, the Company also had letters of credit outstanding in the amount of approximately $2.3 million which expire on various dates through December 2002. These letters of credit are not secured by any collateral.

         The aggregate annual future payments due (prior to classification of certain amounts subject to acceleration) on the Senior Notes and other debt as of December 31, 1998 are as follows (in thousands):

         1999.................................................  $    30,440
         2000.................................................       27,123
         2001.................................................       25,874
         2002.................................................       24,322
         2003.................................................      159,330
         Thereafter...........................................      328,440
                                                                -----------
                                                                $   595,529
                                                                ===========

         The Company made interest payments of approximately $19.2 million, $9.2 million and $33.0 million in 1996, 1997 and 1998, respectively, and capitalized interest of approximately $0.9 million and $1.4 million in 1997 and 1998, respectively. No interest was capitalized in 1996.

6.  Capital Leases

         The Company has entered into sale-leaseback transactions for seven vessels. The obligations pursuant to the transactions are classified as capital lease obligations.

         The Company owns certain other vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments as of December 31, 1998 (in thousands):

         1999......................................................... $   5,284
         2000.........................................................     5,650
         2001.........................................................     5,377
         2002.........................................................     4,546
         2003.........................................................     4,408
         Thereafter...................................................    33,045
                                                                       ---------
         Total minimum lease payments.................................    58,310
         Less amount representing interest............................  (18,336)
                                                                       --------
         Present value of minimum lease payments (including current portion of $2,991)........................................ $  39,974
                                                                       =========

7.  Company Obligated Mandatorily Redeemable Preferred Securities

            In June 1997, a private offering of 2,300,000 of 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") was completed by Hvide Capital Trust (the "Trust"), a 100%-owned subsidiary of the Company. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds from their issuance in 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures") issued by the Company. The net proceeds to the Company were approximately $111.1 million.

         Holders of the Preferred Securities are entitled to receive preferential cumulative cash distributions from the Trust at an annual rate of 6.5% of the liquidation preference of $50 per Preferred Security accruing from the date of the original issuance of the Preferred Securities and payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. The distribution rate and the distribution and other payment dates for the Preferred Securities correspond to the interest rate and interest and other payment dates for the Debentures, which are the sole assets of the Trust. The Company provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities. These instruments also provide, among other things, that payments of interest on the Debentures, and of dividends on the Preferred Securities, may be deferred at the Company's election for periods of up to five years. On March 17, 1999, the Company elected to defer the bonds 1999 payments of interest on the debentures (see Note 21).

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

8.  Commitments and Contingencies

         The Company leases its office facilities under operating lease agreements which expire at various dates through 2013. Rent expense under such leases was $0.7 million, $0.9 million, and $2.0 million for 1996, 1997 and 1998, respectively.

         A portion of the Company's operations consists of charters of ocean-going vessels. Two tankers are bareboat chartered for periods extending through 1999 and 2002. Charter hire expense on these tankers was approximately $3.2 million for 1996 and 1997 and $3.3 million for 1998.

         Aggregate annual future payments due under non-cancelable operating leases and charter agreements are as follows (in thousands):

         1999...........................................   $      6,109
         2000...........................................          4,777
         2001...........................................          4,795
         2002...........................................          3,800
         2003...........................................          2,813
                                                           ------------
                                                           $     22,294

         In 1990, the Company withheld approximately $2.4 million from a shipyard relating to delays and other problems encountered in the construction of a vessel. In 1993, the shipyard filed a claim to recover approximately $6.1 million for additional construction costs allegedly due the shipyard. The proceeding was settled in the fourth quarter of 1998. Under the terms of the settlement, all claims were dismissed with prejudice in consideration of the Company's agreement to pay the shipyard $4.75 million in installments from December 1998 to May 1999. As part of the settlement, a $5.6 million bond previously provided by the Company was released and a related letter of credit was terminated. Included in charter hire and other liabilities on the accompanying December 31, 1998 balance sheet is $3.75 million due the shipyard in 1999, representing the Company's remaining payments under the settlement agreement.

         At December 31, 1998, the Company had contracted for the construction of 10 vessels under various agreements at an aggregate cost of approximately $72.0 million. The vessels are to be delivered on various dates from January 1999 to April 2000. At December 31, 1998, the Company had incurred approximately $29.1 million of construction costs under such agreements. Capital requirements under the agreements for 1999 and 2000 are estimated to be approximately $38.0 million and $4.9 million, respectively.

9.  Acquisitions

         In February 1998, the Company acquired a fleet of 37 offshore energy support vessels, operating primarily offshore West Africa and Southeast Asia, which now operate as Seabulk Offshore Operators, Inc. ("SOOP"), for a cash purchase price of approximately $291.7 million. The acquisition was accounted for under the purchase method and resulted in costs in excess of net assets acquired of approximately $61.4 million, which is being amortized on a straight-line basis over 30 years.

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

         The Company's unaudited pro-forma condensed consolidated income statements, assuming that the acquisition of SOOP, SOII and Bay had occurred on January 1, 1997, are summarized as follows (in thousands, except per share amounts):

                                                                                   Year Ended December 31,
                                                                                     1997          1998
                                                                                  -----------  -------------
         Revenues............................................................    $    292,248  $     409,494
         Income before extraordinary item....................................          21,032         22,549
         Net income..........................................................          18,900         21,815
         Diluted earnings per common share, before
           extraordinary item................................................            1.37           1.40
         Diluted earnings per common share...................................            1.24           1.36

         This pro-forma information does not purport to be indicative of the results which might have been obtained had the acquisitions been consummated at the dates assumed.

         In March 1998, the Company acquired seven harbor tugs, two petroleum product carriers, and a topside repair facility from Kirby Corporation for a cash purchase price of $31.9 million. The fair value of net assets acquired approximated the purchase price paid by the Company.

         In 1998, the Company also acquired 3 vessels under various asset purchase agreements for an aggregate cash consideration of approximately $8.9 million and completed the construction of 10 vessels at a total cost of $56.0 million.

         In 1997, the Company also acquired 64 vessels under various asset purchase agreements for an aggregate consideration of approximately $115.2 million and acquired one vessel under a capital lease obligation.

         The operations of the acquired vessels and businesses are included in the accompanying consolidated statements of operations for periods subsequent to their acquisition dates.

10.  Stock Option Plans

         The Equity Ownership Plan (the "EOP") provides for the issuance of a maximum of 2,000,000 shares of Class A Common Stock. Under the terms of the EOP, the Company is authorized to grant incentive stock options, nonqualified stock options, stock appreciation rights, stock awards and cash awards. Options and other awards are issuable at the discretion of a committee appointed by the Board of Directors and generally vest ratably over a four-year period. Pursuant to the EOP, options may be granted to employees at exercise prices not less than the fair market value of the underlying common stock at date of grant and, to employees who own more than 10% of the Company's combined voting power, at exercise prices not less than 110% of the fair market value at the date of grant. Option terms range from 5 to 10 years.

         The Stock Option Plan for Directors provides for the issuance of a maximum of 70,000 shares of Class A Common Stock to directors of the Company. Each director receives options to purchase 5,000 shares of Common Stock upon the date of his or her initial election, and options to purchase 2,000 shares of Common Stock each year following the grant of the initial options. The exercise price for all options is equal to the fair market value of the underlying Common Stock at the date of grant and options become 100% vested and exercisable on the first anniversary of the date of grant. The term of these options is 10 years.

         Information for all stock option plans for 1996, 1997 and 1998 is as follows.


                                                          1996                  1997                  1998
                                                 ----------------------  --------------------  --------------------
                                                              Weighted              Weighted              Weighted
                                                    Number     average    Number     average    Number     average
                                                      of      exercise      of      exercise      of      exercise
                                                    options     price     options     price     options     price
   Options outstanding at beginning of year.....          --  $      --    806,000  $   12.00    894,025  $   14.83
     Granted....................................     806,000      12.00    150,950      28.96    221,350      13.61
     Exercised..................................          --         --   (53,425)      12.00      (100)      12.00
     Canceled...................................          --         --    (9,500)      14.73  (127,600)      29.35
                                                  ----------             --------              ---------
   Options outstanding at end of year...........     806,000      12.00    894,025      14.83    987,675      12.60
                                                  ==========             =========             =========

   Options exercisable at end of year...........      35,000      12.00     99,325      12.00    228,325      12.73
   Options available for future grants at end
     of year....................................     264,000         --    113,050         --    891,700         --
   Weighted average fair value of options
     granted during the year....................          --       7.78         --      18.38         --       7.98

                                          Options Outstanding at December 31, 1998
                                                                     Weighted average
                                                                   remaining contractual
                      Exercise Price        Outstanding                 life (in years)         Exercisable
                       $ 6.00                    50,950                  10                           --
                        12.00 - 17.13           921,225              7 - 10                      216,575
                        23.00 - 28.00            15,500               8 - 9                      11,750

         The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company continues to follow the measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based incentive plans because the fair market value of the underlying common stock equals or exceeds the exercise price of the options at their grant date. Had compensation cost for these plans been determined based on the fair value at the grant dates of awards under those plans, pursuant with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share amounts):

                                                                            1996          1997         1998
                                                                         -----------  -----------  -----------
         Net income (loss):
           As reported.................................................  $   (2,075)  $    25,523  $    21,748
           Pro-forma...................................................      (2,498)       24,334       20,261

         Earnings (loss) per share--assuming dilution:
           As reported.................................................       (0.24)         1.63         1.35
           Pro-forma...................................................       (0.30)         1.56         1.27

         The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 1996, 1997 and 1998:


                                                                            1996          1997         1998
                                                                         -----------  -----------  -----------
         Dividend yield................................................         0.0%         0.0%         0.0%
         Expected volatility factor....................................        0.72         0.62         0.68
         Approximate risk-free interest rate...........................         7.0%         6.5%         4.5%
         Expected life (in years)......................................          5            6            6

         Because the determination of the fair value of all options is based on the assumptions described above and because additional option grants are expected to be made each year, the above pro-forma disclosures are not representative of the pro-forma effects on reported net income or loss in future years.

11.  Employee Benefit and Stock Plans

         The  Company   sponsors  a  retirement  plan  and  trust  (the  "Plan")
established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. For 1996, 1997 and 1998, the Company contributed approximately $1.3 million, $1.5 million and $2.7 million, respectively, to the Plan.

         The 1996 Stock Purchase Plan (the "1996 Plan") provides for the sale of a maximum of 500,000 shares of Class A Common Stock to employees of the Company at a price equal to 85% of the market value of the Common Stock at the beginning or end of each purchase period, whichever is lower. Participants under the 1996 Plan received 0, 21,639 and 112,319 shares of Common Stock for 1996, 1997 and 1998, respectively.

         The Key Employee Stock Compensation Plan was approved by the Board of Directors in 1997 and provides for the issuance of a maximum of 65,000 shares of Class A Common Stock to key employees. Key employees are determined annually by a committee appointed by the Board of Directors. Pursuant to the plan, key employees may elect to receive up to 50% of their annual incentive compensation denominated in shares of Common Stock at the fair value of the shares at the date of issuance. Under the terms of the plan, such shares of stock vest 100% on the third anniversary of the election to receive such shares. During 1998, key employees elected to receive approximately $194,000 of incentive compensation under the plan and 13,752 shares have been reserved for issuance at the end of the vesting period. No shares of Common Stock were issued under the Key Employee Stock Compensation Plan in 1997 or 1998.

         The Board of Directors Stock Compensation Plan was approved in 1997 and provides for the issuance of a maximum of 30,000 shares of Common Stock to non-employee directors. Each eligible director may elect to convert all or a portion of his or her fees for attendance at Board and committee meetings into shares of the Company's Common Stock at a 20% discount from the fair value of the shares at the date of issuance. The Company issued 1,208 and 14,374 shares of Common Stock under the Board of Directors Stock Compensation Plan in 1997 and 1998, respectively.


12.  Income Taxes

         The United States and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

                                     1996           1997            1998
                                 -----------     -----------    -----------

United States  .............      $    9,576     $    39,013    $    (3,393)
Foreign......................             --           5,592         39,364
                                 -----------     -----------    -----------
    Total....................    $     9,576     $    44,605    $    35,971
                                 ===========     ===========    ===========


         The components of the provision for income taxes are as follows (in thousands):


                                           1996          1997           1998
                                       -----------    -----------   -----------
Current:
    Federal........................    $        --    $     3,803   $        --
    Foreign........................             --             --         4,603
                                       -----------    -----------   -----------
       Total Current ..............             --          3,803         4,603

Deferred...........................          3,543         13,147         8,886
                                       -----------    -----------   -----------
    Total income tax expense.......    $     3,543    $    16,950   $    13,489
                                       ===========    ===========   ===========

     Income taxes paid were approximately $3.5 million in 1997. No income taxes were paid in 1996 or 1998.

         A reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                      1996           1997            1998
                                                                  -----------     -----------    -----------
Income tax expense computed at the federal statutory
    rate......................................................            34%             35%            35%
State income taxes............................................              2               3              1
Capital construction funds....................................              1              --             --
Other.........................................................             --              --              1
                                                                  -----------     -----------    -----------
                                                                          37%             38%            37%
                                                                  -----------     -----------    -----------


         The significant components of the Company's deferred income taxes are approximately as follows (in thousands):


                                                                        December 31,
                                                                      1997           1998
                                                                  -----------     -----------
Deferred income tax assets:
   Net operating loss carryforwards                               $    13,480     $    26,903
   Alternative minimum tax credit carryforward................          5,322           6,141
   Foreign tax credit carryforward............................             --           4,683
   Accrued compensation.......................................            755           1,118
   Other......................................................            730             773
                                                                  -----------     -----------
     Total deferred income tax assets.........................         20,287          39,618
Deferred income tax liabilities:
   Fixed asset differences....................................         45,109          70,450
   Deferred drydocking costs..................................            827           1,172
                                                                  -----------     -----------
     Total deferred income tax liabilities....................         45,936          71,622
                                                                  -----------     -----------

Net deferred income tax liability.............................    $    25,649     $    32,004
                                                                  ===========     ===========

         At December 31, 1998, the Company had approximately $75.3 million in net operating loss carryforwards for U.S. federal income tax purposes, expiring in various amounts from 1999 to 2012 and in 2018. Due to a change of ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of approximately $23.8 million of net operating loss carryforwards are limited to approximately $3.3 million per year.

         The Company has available approximately $6.1 million in alternative minimum tax credit carryforwards which carry forward indefinitely and are available to offset future federal tax liabilities. The Company also has approximately $4.6 million in foreign tax credits, expiring in 2003 that are available to offset future federal tax liabilities.

13.  Common Stock

         Each share of the Company's Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to ten votes per share. The holders of Class B Common Stock are entitled to convert such shares, at the holder's election at any time, into shares of Class A Common Stock at the rate of one share of Class B Common Stock for one share of Class A Common Stock. In 1996, the Company's Class C Common Stock was retired.

         In February 1997, the Company completed an offering of 4,000,000 shares of Class A Common Stock at $24.875 per share. The net proceeds to the Company were $93.5 million, after deducting underwriting commissions and other offering expenses. Of such amount, approximately $36.2 million was used to repay certain indebtedness. The remaining $57.3 million was used to fund the acquisition and construction of certain vessels and for general corporate purposes.

         At December 31, 1998, 2,455,240 shares of Common Stock were reserved for issuance, primarily under the Company's benefit plans, and 4,035,120 additional shares of Common Stock were reserved for issuance upon conversion of the Preferred Securities.

14.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share before extraordinary item (in thousands, except per share amounts).

                                                                         1996            1997           1998
                                                                     -------------  -------------  --------------
Numerator:
  Income before extraordinary item................................   $      6,033   $      27,655  $      22,482
                                                                     ------------   -------------  -------------
  Numerator for basic earnings per share--income
    available to common shareholders..............................          6,033          27,655         22,482

Effect of dilutive securities:
  Payments on convertible preferred securities....................             --           2,369          4,635
  Interest on convertible junior note (a).........................            515              --             --
                                                                     ------------   -------------  -------------

Numerator for diluted earnings per share--income
  available to common shareholders after assumed
  conversions.....................................................   $      6,548   $      30,024  $      27,117
                                                                     ============   =============  =============

Denominator:
  Denominator for basic earnings per share--weighted
    average shares................................................          5,763          14,785         15,324

Effect of dilutive securities:
  Convertible preferred securities................................             --           2,067          4,035
  Convertible junior note (a).....................................            772              --             --
  Deferred compensation (b).......................................             --              --             14
  Stock options...................................................             55             268             78
                                                                     ------------   -------------  -------------
Dilutive potential common shares..................................            827           2,335          4,127
                                                                     ------------   -------------  -------------
Denominator for diluted earnings per share--adjusted
  weighted average shares and assumed conversions.................          6,590          17,120         19,451
                                                                     ============   =============  =============

Earnings per share before extraordinary item......................   $       1.05   $        1.87  $        1.47
                                                                     ============   =============  =============

Earnings per share before extraordinary
  item--assuming dilution..........................................  $       0.99   $        1.75  $        1.39
                                                                     ============   =============  =============

(a) Repaid in 1996.
(b) Includes shares contingently issuable pursuant to the Key Employee Stock Plan (see Note 11).

15.  Business Risks

         Risks and Uncertainties. The Company's operating results and financial condition may vary in the future depending on a number of factors. The following factors may impact the Company's business, results of operations and financial condition.

         Significant Customers. The Company derived revenues from one customer representing approximately 16% of total offshore and harbor towing revenues for the year ended December 31, 1998. The Company derived revenues from three customers, each representing 10-11% of total marine transportation services revenue for 1997. The Company also derived revenues from a long-term contract with one company representing approximately 18% of total marine transportation services revenues and one customer representing approximately 13% of total offshore energy support revenue for 1996.

         Dependence on Oil and Gas Industry. The Company's current business and operations are substantially dependent upon conditions in the oil and gas industry, particularly the expenditures by oil and gas companies for offshore exploration and production activities. To the extent that oil and natural gas prices decline or remain at present levels for an extended period of time, the Company's business could be adversely affected due to a reduction in expenditures for offshore exploration and production.

         International Operations. The Company derives substantial revenue from international operations, primarily under U.S. dollar-denominated contracts with major international oil companies. Risks associated with operating in international markets include vessel seizure, foreign exchange restrictions and currency fluctuations, foreign taxation, political instability, expropriation, nationalization, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets.

         Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and cash equivalents in banks, trade accounts receivable and insurance claims receivable. The credit risk associated with cash and cash equivalents in banks is considered low due to their credit quality. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance pools in which the Company participates.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Litigation. The Company is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage. The Company maintains insurance coverage against such claims to the extent deemed prudent by management and applicable deductible amounts are accrued at the time of the incident. The Company believes that there are no existing claims of a potentially material adverse nature for which it has not already provided appropriate accruals.

         Unions and Collective Bargaining Agreements. At December 31, 1998, approximately 10% of the Company's employees were members of national maritime labor unions , or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company's operating results.

16.  Segment and Geographic Data

         The Company organizes its business principally into three segments. The accounting policies of the reportable segments are the same as those described in Note 1. The Company does not have significant intersegment transactions.

         These segments and their respective operations are as follows:

         Offshore Energy Support - Offshore energy support includes vessels, operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas productions platforms.

         Offshore and Harbor Towing - Offshore and harbor towing services are provided by tugs to vessels utilizing the ports in which the tugs operate and to vessels at sea to the extent required by environmental regulations, casualty or other emergency.

         Marine Transportation Services - Marine transportation services includes oceangoing and inland-waterway vessels used to transport chemicals, fuel and other petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports and inland rivers.

         The company evaluates performance by operating segment. Also, within the offshore energy support segment, the Company performs additional performance evaluation of vessels marketed in U.S. and foreign locations. Resources are allocated based on segment profit or loss from operations, before interest and taxes.

         Revenues by segment and geographic area consist only of services provided to external customers, as reported in the Statement of Operations. Income from operations represents net revenues less applicable costs and expenses related to those revenues. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature. Identifiable assets represent those assets used in the operations of each segment or geographic area and unallocated assets include corporate assets and intercompany eliminations.

          The following schedule presents information about the Company's operations in these segments for the years shown and at December 31 of each year:




                                                      1996                  1997                  1998
                                                 ---------------       ---------------       ---------------
Revenues
    Offshore energy support.................     $        43,715       $       111,385       $       242,656
    Offshore and harbor towing..............              13,950                20,424                46,368
    Marine transportation services..........              51,691                78,448               112,882
                                                 ---------------       ---------------       ---------------
Consolidated revenue........................     $       109,356       $       210,257       $       401,906
                                                 ===============       ===============       ===============

Operating expenses
    Offshore energy support.................     $        22,525       $        45,322       $       120,207
    Offshore and harbor towing..............               7,480                12,296                22,556
    Marine transportation services..........              33,772                52,665                80,126
                                                 ---------------       ---------------       ---------------
Consolidated operating expenses.............     $        63,777       $       110,283       $       222,889
                                                 ===============       ===============       ===============

Selling, general and administrative
   expenses
    Offshore energy support.................     $         2,558       $         5,866       $        14,707
    Offshore and harbor towing..............               1,364                 2,361                 5,528
    Marine transportation services..........               3,494                 5,739                 7,395
    General corporate.......................               7,563                10,825                14,675
                                                 ---------------       ---------------       ---------------
Consolidated selling, general and
   administrative expenses..................     $        14,979       $        24,791       $        42,305
                                                 ===============       ===============       ===============

Depreciation and Amortization
    Offshore energy support.................     $         3,300       $         9,324       $        35,708
    Offshore and harbor towing..............                 408                 1,147                 3,752
    Marine transportation services..........               5,904                 8,954                11,226
    General corporate.......................                 218                   425                 1,071
                                                 ---------------       ---------------       ---------------
Consolidated depreciation and amortization..     $         9,830       $        19,850       $        51,757
                                                 ===============       ===============       ===============

Income from operations
    Offshore energy support.................     $        15,332       $        50,873       $        72,034
    Offshore and harbor towing..............               4,698                 4,620                14,532
    Marine transportation services..........               8,521                11,090                14,135
    General corporate.......................             (7,781)              (11,250)              (15,746)
                                                 ---------------       ---------------       ---------------
Consolidated income from operations.........     $        20,770       $        55,333       $        84,955
                                                 ===============       ===============       ===============

Identifiable assets
    Offshore energy support.................     $       110,056       $       237,131       $       653,687
    Offshore and harbor towing..............               4,750               101,547               116,381
    Marine transportation services..........             179,419               298,707               333,138
    Unallocated.............................            (20,752)              (33,602)                 5,619
                                                 ---------------       ---------------       ---------------
Total  .....................................     $       273,473       $       603,783       $     1,108,825
                                                 ===============       ===============       ===============

Capital expenditures
    Offshore energy support.................     $        51,382       $       207,207       $       304,387
    Offshore and harbor towing..............               2,440                47,003                27,525
    Marine transportation services..........              26,283                 7,513                23,240
    Unallocated.............................              36,028                37,404                50,057
                                                 ---------------       ---------------       ---------------
Total ......................................     $       116,133       $       299,127       $       405,209
                                                 ===============       ===============       ===============

         The Company is engaged in providing marine support and transportation services in the United States and foreign locations (see Note 15). The Company's foreign operations are primarily conducted in the Arabian Gulf, West Africa, Southeast Asia and Mexico. These operations are subject to risks inherent in operating in such locations.

         The following table presents selected financial information pertaining to the Company's geographic operations for 1997 and 1998 (in thousands):

                                                                           1997                  1998
                                                                       -------------         -------------
         Revenues
           Domestic...............................................     $     189,336         $     251,695
           Foreign................................................            20,921               150,211
                                                                       -------------         -------------
         Consolidated revenues....................................     $     210,257         $     401,906
                                                                       =============         =============

         Income from operations
           Domestic...............................................     $      57,782         $      57,370
           Foreign................................................             8,376                43,331
           Unallocated expenses...................................          (10,825)              (15,746)
                                                                       -------------         -------------
         Consolidated income from operations......................     $      55,333         $      84,955
                                                                       =============         =============

         Identifiable assets
           Domestic...............................................     $     454,688         $     590,473
           Foreign................................................           147,332               512,733
           Unallocated............................................             2,541                 5,619
                                                                       -------------         -------------
         Consolidated identifiable assets.........................     $     604,561         $   1,108,825
                                                                       =============         =============

17.  Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Cash and Cash Equivalents and Accounts Receivable. The carrying amounts reported in the balance sheets approximate fair value due to the current maturity of such instruments.

         Senior Notes. The Senior Notes are publicly traded. The fair value of the Senior Notes is approximately $237.0 million at December 31, 1998, based upon quoted market rates.

         Revolving Credit and Term Loan Agreement. Amounts outstanding under the Credit Facility bear interest at variable rates that periodically adjust to reflect changes in overall market rates and approximate fair value.

         Notes Payable and Title XI Debt. The carrying amount reported in the balance sheets approximates fair value using a discounted cash flow analysis at estimated market rates.

         Preferred Securities. The Preferred Stock is publicly traded. The fair value of the Preferred Securities is approximately $39.0 million at December 31, 1998, based upon quoted market rates.

18.  Extraordinary Items

         In 1996, the Company paid cash of $26.3 million, issued 55,500 shares of Class A Common Stock and 1,188,502 shares of Class B Common Stock to repay $25.0 million and $15.2 million of junior and senior notes, respectively. Accordingly, the Company recorded a loss on extinguishment of $8.1 million net of a tax benefit of $1.5 million.

         In 1997, the Company repaid $126.7 million of its outstanding debt and amended its then existing credit facility. As a result, the Company recorded a loss on extinguishment of $2.1 million, net of an income tax benefit of $1.2 million.

         In February 1998, the Company repaid $268.0 million of its  outstanding
debt.  As  a  result,   the  Company  recorded  a  loss  on   extinguishment  of
approximately $0.7 million, net of an income tax benefit of $0.4 million.

19.  Supplemental Condensed Consolidating Financial Information

     The Senior Notes described in Note 5 are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries, each of which is wholly owned by the Company. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes.

         The  following  is   summarized   condensed   consolidating   financial
information for the Company, segregating the Parent, the combined wholly owned guarantor subsidiaries, the combined foreign subsidiary guarantors, the combined mostly owned guarantors, the combined non-guarantor subsidiaries and eliminations. Two of the guarantor subsidiaries, Seabulk America Partnership, Ltd. and Seabulk Transmarine Partnership, Ltd., are only 81.59%-owned and 67.33%-owned by the Company and have been presented separately from the wholly owned guarantors. The foreign guarantor subsidiaries are also presented separately from the wholly owned guarantors. Separate financial statements of the wholly owned guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors in the Senior Notes. Separate audited financial statements of the non-wholly owned guarantor subsidiaries have been filed with the Securities and Exchange Commission.

                    Condensed Consolidating Balance Sheet
                             (in thousands)

                                                                          December 31, 1997
                                              Wholly Owned        Foreign  Mostly Owned
                                                Guarantor        Guarantor  Guarantor    Non-guarantor                Consolidated
                                    Parent    Subsidiaries    Subsidiaries Subsidiaries  Subsidiaries   Eliminations      Total
Assets
Current assets
  Cash and cash equivalents....  $     2,510  $      8,238   $      4,104  $        17  $          83  $          --  $     14,952
  Accounts receivable:
    Trade, net.................        3,460        25,224          8,872           --             --          (653)        36,903
    Insurance claims and other.          471         1,218            753           14             --             --         2,456
  Inventory, spare parts and
    supplies ..................        2,498         2,433          1,918        1,320             --            (7)         8,162
  Prepaid expenses.............          819         1,762            402           97              5             --         3,085
  Deferred costs, net..........        2,300         1,669            332          215             --             --         4,516
                                 -----------  ------------   ------------  -----------  -------------  -------------  ------------
    Total current assets.......       12,058        40,544         16,381        1,663             88          (660)        70,074
Property, net..................       89,925       240,630        128,409       33,996          3,611        (2,213)       494,358
Other assets:
  Deferred costs, net..........        2,903         1,718            775          426          3,758             --         9,580
  Due from affiliates..........      161,385         1,174      (130,062)     (31,797)          (414)             --           286
  Investments in affiliates....      278,908       552,088             --        2,723         32,333      (864,425)         1,627
  Goodwill, net................           --        25,361             --           --             --             --        25,361
  Other........................        1,304           184            909           --        118,657(1)   (118,557)         2,497
                                 -----------  ------------   ------------  -----------  -------------  ------------   ------------
    Total other assets.........      444,500       580,525      (128,378)     (28,648)        154,334      (982,982)        39,351
                                 -----------  ------------   ------------  -----------  -------------  ------------   ------------
      Total....................  $   546,483  $    861,699   $     16,412  $     7,011  $     158,033  $   (985,855)  $    603,783
                                 ===========  ============   ============  ===========  =============  ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                 $     3,046  $    10,812    $      3,329  $        --  $         --   $         --   $     17,187
  Current maturities of long-term
    debt.......................        6,693          841             --            --            --             --          7,534
  Current obligations
    under capital
    leases.....................          356        1,358             --            --            --             --          1,714
  Other .......................        7,063        7,072          3,678            741              3          (708)        17,849
                                 -----------  -----------   ------------  -------------  -------------  ------------   ------------
    Total current liabilities..       17,158       20,083          7,007            741              3          (708)        44,284
Long-term liabilities:
  Long-term debt...............      279,507       16,623             --             --             --      (118,557)       177,573
  Obligations under
    capital leases.............        4,986        5,740             --             --             --            --         10,726
  Deferred income taxes........       18,577        7,072             --             --             --             --        25,649
  Other long term obligations..        1,268        1,645            247            109             --             --         3,269
                                 -----------  -----------   ------------  -------------  -------------  -------------  ------------
    Total long-term liabilities      304,338       31,080            247            109             --      (118,557)       217,217
                                 -----------  -----------   ------------  -------------  -------------  -------------  ------------
Total liabilities..............      321,496       51,163          7,254            850              3      (119,265)       261,501
Company-obligated mandatorily
  redeemable preferred securities
  issued by a subsidiary trust
  holding solely debentures issued
  by the Company...............           --           --             --             --        115,000             --       115,000
Minority partners' equity in sub-
  sidiaries....................           --           --             --             --             --          2,295         2,295
Stockholders' equity                 224,987      810,536          9,158          6,161         43,030      (868,885)       224,987
                                 -----------  -----------   ------------  -------------  -------------  ------------   ------------
    Total......................  $   546,483  $   861,699   $     16,412  $       7,011  $     158,033  $   (985,855)  $    603,783
                                 ===========  ===========   ============  =============  =============  ============   ============


(1) Represents receivable for debentures of the Company held by the Trust.

           Condensed Consolidating Balance Sheet (in thousands)

                                                                        December 31, 1998
                                                Wholly Owned   Foreign    Mostly Owned
                                                  Guarantor   Guarantor    Guarantor    Non-guarantor                Consolidated
                                    Parent      Subsidiaries Subsidiaries Subsidiaries  Subsidiaries    Eliminations     Total
Assets
Current assets
  Cash and cash equivalents....  $      1,401  $    2,118   $     3,460  $          31  $       2,167  $          --  $      9,177
  Accounts receivable:
    Trade, net.................         5,337      26,769        33,954             --          2,573          (672)        67,961
    Insurance claims and other.         4,874       3,698         3,282           (33)             94             --        11,915
  Inventory, spare parts and
    supplies ..................         2,707       3,093         9,726          1,320            886          (277)        17,455
  Prepaid expenses.............         1,373       1,463         1,050             63            393             --         4,342
  Deferred costs, net..........         3,881       4,255         1,865            241            414          (174)        10,482
                                 ------------  ----------   -----------  -------------  -------------  -------------  ------------
    Total current assets.......        19,573      41,396        53,337          1,622          6,527        (1,123)       121,332
Property, net..................       113,688     285,974       366,885         37,319         50,785        (2,845)       851,806
Other assets:
  Deferred costs, net..........        11,761       3,556         1,639            160          3,974          (112)        20,978
  Due from affiliates..........       167,216     (2,443)     (128,038)       (30,681)        (5,629)             --           425
  Investments in affiliates....       695,479     582,135            --          3,143         40,840    (1,298,176)        23,421
  Goodwill, net................           114      24,505        62,257             --             79             --        86,955
  Other........................         1,526         362         2,006             --        118,571(1)   (118,557)         3,908
                                 ------------  ----------   -----------  -------------  -------------  ------------   ------------
    Total other assets.........       876,096     608,115      (62,136)       (27,378)        157,835    (1,416,845)       135,687
                                 ------------  ----------   -----------  -------------  -------------  ------------   ------------
                                 $  1,009,357  $  935,485   $   358,086  $      11,563  $     215,147  $ (1,420,813)  $  1,108,825
                                 ============  ==========   ===========  =============  =============  ============   ============

Liabilities and Stockholders'
 Equity Current liabilities:
  Accounts payable.............  $      6,190  $    9,635   $     9,525  $          19  $         453  $          --  $     25,822
  Current maturities of long-term
    debt.......................         8,152         859            --             --             --             --         9,011
  Current obligations under capital
    leases.....................           630       2,361            --             --             --             --         2,991
  Debt subject to acceleration        252,954          __            __             __             __             __       252,954
  Other .......................        14,854       6,521         9,712          3,844          1,371          (722)        35,580
                                 ------------  ----------   -----------  -------------  -------------  ------------   ------------
    Total current liabilities..       282,780      19,376        19,237          3,863          1,824          (722)       326,358
Long-term liabilities:
  Long-term debt...............       436,355      15,766            --             --             --      (118,557)       333,564
  Obligations under capital leases     14,186      22,797            --             --             --            --         36,983
  Deferred income taxes........        25,649       7,072            --             --             --             --        32,721
  Other long term obligations..         2,352       1,200         1,885            114             --             --         5,551
                                 ------------  ----------   -----------  -------------  -------------  -------------  ------------
    Total long-term liabilities       478,542      46,835         1,885            114             --      (118,557)       408,819
                                 ------------  ----------   -----------  -------------  -------------  -------------  ------------
Total liabilities..............       761,322      66,211        21,122          3,977          1,824      (119,279)       735,177
Company-obligated mandatorily
  redeemable preferred securities
  issued by a subsidiary trust
  holding solely debentures issued
  by the Company...............            --          --            --             --        115,000             --       115,000
Minority partners' equity in sub-
  sidiaries....................            --          --            --             --             --         10,613        10,613
Stockholders' equity                  248,035     869,274       336,964          7,586         98,323    (1,312,147)       248,035
                                 ------------  ----------   -----------  -------------  -------------  ------------   ------------
                                 $  1,009,357  $  935,485   $   358,086  $      11,563  $     215,147  $ (1,420,813)  $  1,108,825
                                 ============  ==========   ===========  =============  =============  ============   ============

 (1) Represents  receivable for debentures of the Company held by the Trust.

                      Condensed Consolidating Statement of Operations
                                   (in thousands)

                                                                          December 31, 1996
                                                 Wholly Owned     Foreign     Mostly Owned
                                                   Guarantor     Guarantor     Guarantor  Non-guarantor              Consolidated
                                     Parent      Subsidiaries  Subsidiaries  Subsidiaries Subsidiaries  Eliminations     Total
Revenues.......................  $       46,910  $    77,778   $       --  $      10,193  $        --  $    (25,525)  $    109,356
Operating expenses:
  Crew payroll and benefits....          13,969       13,026           --          2,761           --             --        29,756
  Charter hire and bond guarantee
    fee........................           3,191       27,223           --             --           --       (25,747)         4,667
  Repairs and maintenance .....           4,429        3,800                         755           --             --         8,984
  Insurance....................           3,308        3,610           --            715           --             --         7,633
  Consumables..................           2,061        4,279           --            303           --             --         6,643
  Other........................           1,948        3,915           --            241           --           (10)         6,094
                                 --------------  -----------   ----------  -------------  -----------  -------------  ------------
    Total operating expenses...          28,906       55,853           --          4,775           --       (25,757)        63,777
Selling, general and administrative
  expenses.....................           4,935        7,548           --          2,485            1             10        14,979
Depreciation and amortization..           4,107        4,323           --          1,400           --             --         9,830
                                 --------------  -----------   ----------  -------------  -----------  -------------  ------------
Income from operations.........           8,962       10,054           --          1,533          (1)            222        20,770
Net interest...................           3,598        3,882           --          4,151           --             --        11,631
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries...           4,375       12,751           --          (964)           --       (15,268)           894
  Other........................           (163)        (376)           --            304           --          (222)         (457)
                                 --------------  -----------   ----------  -------------  -----------  -------------  ------------
    Total other income (expense)          4,212       12,375           --           (660)          --        (15,490)         437
Income (loss) before provision for
  (benefit from) income taxes and
  extraordinary item...........           9,576       18,547           --        (3,278)          (1)       (15,268)         9,576
Provision for income taxes.....           3,543           --           --             --           --             --         3,543
                                 --------------  -----------   ----------  -------------  -----------  -------------  ------------
Income (loss) before extraordinary
  item.........................           6,033       18,547           --        (3,278)          (1)       (15,268)         6,033
Loss on early extinguishment
  item.........................           8,108           --           --             --           --             --         8,108
                                 --------------  -----------   ----------  -------------  -----------  -------------  ------------
Net income (loss)..............  $      (2,075)  $    18,547   $       --  $     (3,278)  $       (1)  $    (15,268)  $    (2,075)
                                 ==============  ===========   ==========  =============  ===========  =============  ============

                  Condensed Consolidating Statement of Operations
                                 (in thousands)


                                                                          December 31, 1997
                                                  Wholly Owned      Foreign   Mostly Owned
                                                   Guarantor       Guarantor    Guarantor  Non-guarantor               Consolidated
                                      Parent      Subsidiaries   Subsidiaries Subsidiaries  Subsidiaries Eliminations     Total
Revenues.......................  $       52,280  $    187,817   $     31,879  $    10,329  $        39  $    (72,087)  $    210,257
Operating expenses:
  Crew payroll and benefits....          15,866        26,909          4,194        2,741           --          (978)        48,732
  Charter hire and bond guarantee
    fee........................           4,170        59,124             --           --           --       (52,746)        10,548
  Repairs and maintenance .....           5,476         7,579          1,772          685           --             --        15,512
  Insurance....................           2,230         5,345            821          471           --             --         8,867
  Consumables..................           2,796        13,445          2,305          254           --        (5,146)        13,654
  Other........................           2,636         8,576          1,332          448           --           (22)        12,970
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
    Total operating expenses...          33,174       120,978         10,424        4,599           --       (58,892)       110,283
Selling, general and administrative
  expenses.....................          13,166         6,436          4,037        3,166           69        (2,083)        24,791
Depreciation and amortization..           6,654         8,973          2,784        1,439           --             --        19,850
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
Income from operations.........           (714)        51,430         14,634        1,125         (30)       (11,112)        55,333
Net interest...................           7,928         1,146            149        1,650      (3,849)             --         7,024
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries...          53,147       118,102              1        (233)      (3,396)      (171,148)       (3,527)
  Other........................              99         (238)        (8,895)         (36)           --          8,893         (177)
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
    Total other income (expense)         53,246       117,864        (8,894)        (269)      (3,396)      (162,255)       (3,704)

Income (loss) before provision for
  (benefit from) income taxes and
  extraordinary item...........          44,604       168,148          5,591        (794)          423      (173,367)        44,605
Provision for income taxes.....          16,950            --             --           --           --             --        16,950
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
Income (loss) before extraordinary
  item.........................          27,654       168,148          5,591        (794)          423      (173,367)        27,655
Loss on early extinguishment
  item.........................           2,132            --             --           --           --             --         2,132
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
Net income (loss)..............  $       25,522  $    168,148   $      5,591  $     (794)  $       423  $   (173,367)  $     25,523
                                 ==============  ============   ============  ===========  ===========  =============  ============

                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                             December 31, 1998
                                                 Wholly Owned       Foreign    Mostly Owned
                                                  Guarantor        Guarantor    Guarantor   Non-guarantor             Consolidated
                                      Parent     Subsidiaries    Subsidiaries  Subsidiaries Subsidiaries Eliminations     Total
Revenues.......................  $       69,616  $    224,533   $    211,172  $    10,505  $    19,691  $   (133,611)  $    401,906
Operating expenses:
  Crew payroll and benefits....          21,507        36,313         29,107        2,725        3,324        (1,619)        91,357
  Charter hire and bond guarantee
    fee........................           3,633        68,392             77           --          644       (53,067)        19,679
  Repairs and maintenance .....           8,463        12,516          8,508          733          909             --        31,129
  Insurance....................           2,014         5,632          4,264          305          453             --        12,668
  Consumables..................           5,994        19,612         15,920          282        1,313        (3,899)        39,222
  Other........................           3,408        12,725         12,762           18        1,196        (1,275)        28,834
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
    Total operating expenses...          45,019       155,190         70,638        4,063        7,839       (59,860)       222,889
Selling, general and administrative
  expenses.....................          17,846        11,784         11,713        2,101        4,206        (5,345)        42,305
Depreciation and amortization..           9,115        17,412         23,053        1,448          729             --        51,757
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
Income from operations.........         (2,364)        40,147        105,768        2,893        6,917       (68,406)        84,955
Net interest...................          47,716             8             39        2,162      (7,483)             --        42,442
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries...          81,513        81,932          (747)          420      (6,039)      (163,777)       (6,698)
  Other........................           4,538         (839)       (67,324)          275      (3,707)         67,213           156
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
    Total other income (expense)         86,051        81,093       (68,071)          695      (9,746)       (96,564)       (6,542)

Income (loss) before provision for
  (benefit from) income taxes and
  extraordinary item...........          35,971       121,232         37,658        1,426        4,654      (164,970)        35,971
Provision for income taxes.....          13,489            --             --           --           --             --        13,489
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
Income (loss) before extraordinary
  item.........................          22,482       121,232         37,658        1,426        4,654      (164,970)        22,482
Loss on early extinguishment
  item.........................             734            --             --           --           --             --           734
                                 --------------  ------------   ------------  -----------  -----------  -------------  ------------
Net income (loss)..............  $       21,748  $    121,232   $     37,658  $     1,426  $     4,654  $   (164,970)  $     21,748
                                 ==============  ============   ============  ===========  ===========  =============  ============

                  Condensed Consolidating Statement of Cash Flows
                                    (in thousands)

                                                                             December 31, 1996
                                                  Wholly Owned        Foreign     Mostly Owned
                                                    Guarantor        Guarantor      Guarantor     Non-guarantor        Consolidated
                                               Parent      Subsidiaries Subsidiaries Subsidiaries Subsidiaries Eliminations  Total
Operating activities:
  Net income (loss) .......................   $ (2,075)   $  18,547    $       --     $(3,278)   $    (1)   $(15,268)   $ (2,075)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Loss on early extinguishment of debt,
    net ...................................      8,108         --              --        --         --          --         8,108
  Depreciation and amortization of
    property ..............................      3,417        3,474            --       1,400       --          --         8,291
  Amortization of drydocking costs ........      1,651        1,088            --         318       --          --         3,057
  Amortization of intangible assets .......       --            505            --        --         --          --           505
  Amortization of discount on long-term
    debt and financing costs ..............        446          345            --         639       --          (234)      1,196
  Provision for bad debts .................        100           25            --        --         --          --           125
  Gain on disposals of property ...........        (13)        --              --        --         --          --           (13)
  Provision for deferred taxes ............      3,543         --              --        --         --          --         3,543
  Minority partners' equity in losses of
    subsidiaries, net .....................       --           --              --        --         --          (756)       (756)
  Undistributed earnings (losses) of
    affiliates, net .......................     (4,375)     (12,750)           --         963       --        16,030        (132)
  Other non-cash items ....................         36         --              --        --         --          --            36
  Changes in operating assets
   and liabilities, net of effect
   of acquisitions:
  Accounts receivable .....................      6,176       (9,383)           --       1,262       --            17      (1,928)
  Other assets ............................    (30,896)      26,313            --       1,244          1       1,360      (1,978)
  Accounts payable and
   other liabilities ......................      3,827        1,743            --         178       --        (1,143)      4,605
Net cash provided by operating
  activities ..............................    (10,055)      29,907                      --        2,726           6      22,584
Investing activities:
  Purchase of property ....................     27,212      (35,775)           --        (196)      --          --        (8,759)
  Deposits for the purchase of
    property ..............................       --         (6,349)           --        --         --          --        (6,349)
Proceeds from disposals
   of property ............................          8         --              --        --         --          --             8
  Capital contribution to affiliates ......     (1,863)     (82,959)           --        --         --        84,086        (736)
  Acquisitions, net of cash
   acquired of
    $1,722 ................................    (61,384)      (7,134)           --        --         --          --       (68,518)
                                              --------    ---------    ------------   -------    -------    --------    --------
Net cash used
 in investing activities ..................    (36,027)    (132,217)           --        (196)      --        84,086     (84,354)
Financing activities:
  Proceeds (repayments) of short-term
    borrowings, net .......................        500        1,494            --        --         --          --         1,994
  Proceeds from long-term debt ............     13,259       23,705            --        --         --          --        36,964
  Proceeds from issuance of common
    stock, net ............................     76,595         --              --        --         --          --        76,595
  Principal payments of long-term debt ....    (38,836)      (3,832)                     --       (2,521)       --          --
                                                                                                                         (45,189)
  Payment of financing costs ..............       (838)        --              --        --         --          --          (838)
  Payment of obligations under capital
    leases ................................       (126)      (1,063)           --        --         --          --        (1,189)
Capital contributions from parent/
    partners ..............................       --         84,092            --        --         --       (84,092)       --
                                              --------    ---------    ------------   -------    -------    --------    --------
  Net cash provided by financing
    activities ............................     50,554      104,396            --      (2,521)      --       (84,092)     68,337
Increase in cash and
 cash equivalents .........................      4,472        2,086            --           9       --          --         6,567
Cash and cash equivalents at beginning
    of period .............................      2,765          275            --           9          1        --         3,050
                                              --------    ---------    ------------   -------    -------    --------    --------
  Cash and cash equivalents at end of
    period ................................   $  7,237    $   2,361    $       --     $    18    $     1    $   --      $  9,617
                                              ========    =========    ============   =======    =======    ========    ========

              Condensed Consolidating Statement of Cash Flows
                              (in thousands)

                                                                             December 31, 1997
                                                           Wholly Owned  Foreign    Mostly Owned
                                                            Guarantor   Guarantor    Guarantor  Non-guarantor          Consolidated
                                                 Parent   Subsidiaries Subsidiaries Subsidiaries Subsidiaries Eliminations  Total
Operating activities:
  Net income (loss) ........................   $  25,523    $ 168,148    $  5,591    $  (794)   $     423    $(173,368)   $  25,523
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Loss on early extinguishment of debt,
    net ....................................       2,132         --          --         --           --           --          2,132
  Depreciation and amortization of
    property ...............................       6,616        8,275       2,784      1,418         --           --         19,093
  Amortization of drydocking costs .........       3,096        1,858         104        292         --           --          5,350
  Amortization of intangible assets ........          38          698        --           21         --           --            757
  Amortization of discount on long-term
    debt and financing costs ...............         680         --          --          176         --           (176)         680
  Provision for bad debts ..................         217          812        --         --           --           --          1,029
  Loss on disposals of property ............         493           31        --         --           --           --            524
  Provision for deferred taxes .............      13,147         --          --         --           --         13,147
  Minority partners' equity in losses of
    subsidiaries, net ......................        --           --          --         --           --           (183)        (183)
  Undistributed earnings of affiliates,
    net ....................................     (53,147)    (117,993)       --          233         (425)     171,222         (110)
  Other non-cash items .....................          95         --          --         --           --           --             95
  Changes in operating assets
  and liabilities, net of effect
  of acquisitions:
  Accounts receivable ......................        (735)     (10,479)     (9,625)       182         --             17      (20,640)
  Other assets .............................     175,682      (72,486)      8,028       (139)    (118,112)      (2,473)      (9,500)
  Accounts payable and other
      liabilities ..........................      (2,372)      (3,306)      6,253        415            3        1,152        2,145
Net cash provided by operating
  activities ...............................     171,465      (24,442)     13,135      1,804     (118,111)      (3,809)      40,042
Investing activities:
  Purchase of property .....................     (15,061)     (43,840)     (8,039)      (359)      (2,031)       2,213      (67,117)
  Deposits for the purchase of
    property ...............................        --           --          (910)      --           --           --           (910)
  Proceeds from
     disposals of property .................        --          1,633        --         --           --           --          1,633
  Capital contribution
     to affiliates .........................    (113,210)    (286,152)       --         --           --        399,136         (226)
  Acquisitions, net of cash acquired of
    escrow deposits and cash ...............    (194,723)        --          --         --           --           --       (194,723)
                                               ---------    ---------    --------    -------    ---------    ---------    ---------
Net cash used in
  investing activities .....................    (322,994)    (328,359)     (8,949)      (359)      (2,031)     401,349     (261,343)
Financing activities:
  Proceeds (repayments) of short-term
    borrowings, net ........................      (8,000)      (8,242)       --         --           --           --        (16,242)
  Proceeds from long-term debt .............     177,210         --          --         --           --           --        177,210
  Proceeds from issuance of common
    stock, net .............................      94,628         --          --         --           --           --         94,628
  Proceeds from issuance of redeemable
    preferred securities, net ..............        --           --          --         --        111,109         --        111,109
  Principal payments of long-
      term debt ............................    (114,121)     (21,756)       --       (1,446)        --          1,446     (135,877)
  Payment of financing costs ...............      (2,724)        --          --         --           --           --         (2,724)
  Payment of obligations under capital
    leases .................................        (191)      (1,277)       --         --           --           --         (1,468)
Capital contributions from parent/
    partners ...............................        --        389,953         (82)      --          9,115     (398,986)        --
                                               ---------    ---------    --------    -------    ---------    ---------    ---------
  Net cash provided by financing
    activities .............................     146,802      358,678         (82)    (1,446)     120,224     (397,540)     226,636
Increase (decrease) in cash and cash
    equivalents ............................      (4,727)       5,877       4,104         (1)          82         --          5,335
Cash and cash equivalents at beginning
    of period ..............................       7,237        2,361        --           18            1         --          9,617
                                               ---------    ---------    --------    -------    ---------    ---------    ---------
  Cash and cash equivalents at end of
    period .................................   $   2,510    $   8,238    $  4,104    $    17    $      83    $    --      $  14,952
                                               =========    =========    ========    =======    =========    =========    =========

                Condensed Consolidating Statement of Cash Flows
                              (in thousands)

                                                                            December 31, 1998
                                                           Wholly Owned  Foreign    Mostly Owned
                                                            Guarantor   Guarantor     Guarantor  Non-guarantor          Consolidated
                                                   Parent  Subsidiaries Subsidiaries Subsidiaries Subsidiaries Eliminations  Total
Operating activities:
  Net income ................................   $  21,748    $ 121,232    $ 37,658    $ 1,426    $  4,654    $(164,970)   $  21,748
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Loss on early extinguishment of debt,
    net .....................................         734         --          --         --          --           --            734
  Depreciation and amortization of
    property ................................       9,088       16,291      20,964      1,448         696         --         48,487
  Amortization of drydocking costs ..........       4,575        3,309       2,755        240         475         --         11,354
  Amortization of intangible assets .........          27        1,121       2,142       --           (20)        --          3,270
  Amortization of discount on long-term
    debt and financing costs ................       1,274         --          --         --          --           --          1,274
  Provision for bad debts ...................         176          550         322       --            39         --          1,087
  Loss (gain) on disposals of property ......          --         --          --         --          --           --             --
  Provision for deferred taxes ..............      10,189         --          --         --          --           --         10,189
  Minority partners' equity in losses of
    subsidiaries, net .......................        --           --          --         --          --            311          311
  Undistributed earnings of affiliates,
    net .....................................     (81,513)     (81,511)       --         (420)     (1,436)     163,777       (1,103)
  Other non-cash items ......................         188          (17)       --         --          20           --            191
  Changes in operating assets
   and liabilities, net of
   effect of acquisitions:
  Accounts receivable .......................      (6,456)      (4,575)    (26,957)        47      (2,706)          19      (40,628)
  Other assets ..............................     (12,713)      (4,446)     (7,151)    (1,081)      3,828          555      (21,008)
  Accounts payable and
      other liabilities .....................       9,381        1,445      12,872      3,126       1,818          (12)      28,630
Net cash provided by operating
  activities ................................     (43,302)      53,399      42,605      4,786       7,368         (320)      64,536
Investing activities:
  Purchase of property ......................     (15,803)     (28,749)    (37,544)    (4,772)    (25,375)       8,674     (103,569)
  Capital contribution
      to affiliates .........................     (11,836)     (40,461)       --         --       (36,696)      67,291      (21,702)
  Acquisitions, net of cash acquired of
    escrow deposits and cash ................    (341,442)     (32,014)    (14,702)      --           (67)      14,690     (373,535)
                                                ---------    ---------    --------    -------    --------    ---------    ---------
Net cash used in investing
         activities .........................    (369,081)    (101,224)    (52,246)    (4,772)    (62,138)      90,655     (498,806)
Financing activities:
  Proceeds from long-term debt ..............     441,725       22,596        --         --          --           --        464,321
  Proceeds from issuance of senior
    notes, net of offering costs ............     292,500         --          --         --          --           --        292,500
  Proceeds from issuance of common
    stock, net ..............................         800         --          --         --          --           --            800
  Principal payments of
     long-term debt .........................    (320,439)        (839)       --         --          --           --       (321,278)
  Payment of financing costs ................      (2,760)        --          --         --          --           --         (2,760)
  Payment of obligations under capital
    leases ..................................        (552)      (4,536)       --         --          --           --         (5,088)
Capital contributions from parent/
    partners ................................        --         24,484       8,997       --        56,854      (90,335)        --
                                                ---------    ---------    --------    -------    --------    ---------    ---------
  Net cash provided by financing
    activities ..............................     411,274       41,705       8,997       --        56,854      (90,335)     428,495
Increase (decrease) in cash and cash
    equivalents .............................      (1,109)      (6,120)       (644)        14       2,084         --         (5,775)
Cash and cash equivalents at beginning
    of period ...............................       2,510        8,238       4,104         17          83         --         14,952
                                                ---------    ---------    --------    -------    --------    ---------    ---------
  Cash and cash equivalents at end of
    period ..................................   $   1,401    $   2,118    $  3,460    $    31    $  2,167    $    --      $   9,177
                                                =========    =========    ========    =======    ========    =========    =========

20.  Selected Quarterly Financial Information (unaudited)

         The following information is presented as supplementary financial information for 1997 and 1998 (in thousands, except per share information):


                                                             First       Second        Third        Fourth
             Year Ended December 31, 1998                   Quarter      Quarter      Quarter       Quarter
             ----------------------------                 -----------  -----------  -----------  -----------
     Revenues..........................................   $    86,485  $   109,332  $   100,149  $   105,940
     Income from operations............................        20,563       28,121       19,615       16,656
     Income before extraordinary item..................         7,184        9,472        3,904        1,922
     Loss on early extinguishment of debt (1)..........           734           --           --           --
     Net income........................................         6,450        9,472        3,904        1,922
     Earnings per share--basic:
       Income before extraordinary item................   $      0.47  $      0.62  $      0.25  $      0.13
       Net income......................................          0.42         0.62         0.25         0.13
     Earnings per share--assuming dilution(2):
       Income before extraordinary item................   $      0.43  $      0.55  $      0.25  $      0.12
       Net income......................................          0.39         0.55         0.25         0.12



                                                             First       Second        Third        Fourth
             Year Ended December 31, 1997                   Quarter      Quarter      Quarter       Quarter
             ----------------------------                 -----------  -----------  -----------  -----------
     Revenues..........................................   $    39,652  $    46,295  $    56,906  $    67,404
     Income from operations............................         9,737       10,989       14,404       20,203
     Income before extraordinary item..................         4,626        5,720        7,500        9,809
     Loss on early extinguishment of debt (1)..........         1,754          378           --           --
     Net income........................................         2,872        5,342        7,500        9,809
     Earnings per share--basic:
       Income before extraordinary item................   $      0.34  $      0.38  $      0.49  $      0.64
       Net income......................................          0.21         0.35         0.49         0.64
     Earnings per share--assuming dilution(2):
       Income before extraordinary item................   $      0.34  $      0.37  $      0.45  $      0.56
       Net income......................................          0.21         0.35         0.45         0.56

----------------
(1)  See Note.
(2) The sum of the four quarters' earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.

21.  Subsequent Events

         On March 17, 1999, the Company exercised its right to defer the April 1, 1999 payment of interest on the Debentures (see Note 7). Under its governing instruments, the Trust is required to use interest payments on the Debentures to pay dividends on the Preferred Securities. Therefore, the deferral of the interest payment on Debentures will also result in the deferral of payment of the April 1, 1999 dividend on the Preferred Securities.