Form 10-K/A
period 1998-12-31
HVIDE MARINE INC
filed 1999-04-30
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K/A-1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         This Amendment is being filed to provide the information called for by Items 10 through 13 of the Annual Report on Form 10-K of Hvide Marine Incorporated (the "Company") for the year ended December 31, 1998.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The Company's Articles of Incorporation and Bylaws provide for the division of the Board of Directors into three classes, designated Class I, Class II, and Class III, with staggered terms of three years. The terms of the Class I, Class II, and Class III Directors currently expire in 2000, 2001, and 1999, respectively, or until their respective successors are duly elected.

         The Board currently consists of 11 members: Class I, comprised of Raymond B. Vickers, Robert Rice and Josiah O. Low, III; Class II, comprised of Eugene F. Sweeney, Walter C. Mink, John H. Blankley and John J. Lee; and Class III, comprised of J. Erik Hvide, Jean Fitzgerald, Gerald Farmer and Robert B. Calhoun, Jr.

         Pursuant to a shareholders agreement (the "Shareholders Agreement") entered into in 1996 by the Company, J. Erik Hvide, Hvide Family Trust I and Hvide Family Trust II (the "Hvide Trusts"), and a group of investors (the "Investor Group"), J. Erik Hvide has agreed to vote his shares of Common Stock for certain individuals designated by the Investor Group, and the Investor Group has agreed to vote its shares of Common Stock for certain individuals designated by J. Erik Hvide and the Hvide Trusts. Messrs. Calhoun and Lee are the directors currently serving pursuant to the designation of the Investor Group, and Messrs. Hvide, Blankley, Sweeney, Farmer, Fitzgerald, Mink, Rice and Vickers are the directors currently serving pursuant to the designation of J. Erik Hvide and the Hvide Trusts. This description of the terms of the Shareholders Agreement is qualified by reference to the Shareholders Agreement, as amended, which has been filed with the Securities and Exchange Commission (the "Commission").

         The following are the current members of the Board of Directors:

     Name                               Age                           Current Positions
J. Erik Hvide.......................    50     Chairman of the Board, President, Chief Executive Officer and Director
John H. Blankley....................    51     Executive Vice President, Chief Financial Officer and Director
Eugene F. Sweeney...................    56     Executive Vice President, Chief Operating Officer and Director
Robert B. Calhoun, Jr...............    56     Director
Gerald Farmer.......................    53     Director
Jean Fitzgerald.....................    73     Director
John J. Lee.........................    62     Director
Josiah O. Low, III..................    59     Director
Walter C. Mink......................    72     Director
Robert Rice.........................    76     Director
Raymond B. Vickers..................    50     Director

         Mr. Hvide has been Chairman since 1994 and President and Chief Executive Officer since 1991. He has been a director of the Company since 1973. From 1981 until 1991, Mr. Hvide was President and Chief Operating Officer. He has been employed by the Company in various capacities since 1970 and became Vice President in 1973. He is a past director of the American Waterways Operators, a past Chairman of the Board of the American Institute of Merchant Shipping and a past appointee to the U.S. Coast Guard's Towing Safety Advisory Committee. In 1998, he was inducted into the International Maritime Hall of Fame. He is immediate past president of the Port Everglades Association and former director of the United Way of Broward County. Mr. Hvide is a director of Seal Holdings Corporation, a publicly traded company, and serves on the vestry of St. Paul's Church. He was formerly chairman of the Board of Trustees of Saint Andrew's School. Mr. Hvide is the son of Hans J. Hvide, the founder of the Company.

         Mr. Blankley has been a director of the Company since 1991 and Executive Vice President--Chief Financial Officer since 1995. He served as a director and Chief Financial Officer of Harris Chemical Group Inc., a chemical manufacturing company, from 1993 to 1994. He served as Executive Vice President--Finance and Chief Financial Officer of Stolt-Nielsen, Inc., a publicly traded international operator of specialty chemical tankers, from 1985 to 1991. From 1983 until 1985, Mr. Blankley was a director, Senior Vice President and Chief Financial Officer of BP North America Inc. Mr. Blankley is also a director of MC Shipping, a publicly traded operator of petroleum product and gas carriers and multi-purpose container feeder vessels.

         Mr. Sweeney has been Chief Operating Officer since April 1998, Executive Vice President since 1994 and a director since 1984. He was Senior Vice President--Operations of the Company from 1991 to 1994. He joined the Company in 1981 as Vice President--Ship Management. Prior to joining the Company, Mr. Sweeney was employed for 17 years by Texaco, Inc., where he served in seagoing and shore management positions, including operations manager of Texaco's U.S. tanker fleet

         Mr. Calhoun has been a director of the Company since 1994. Mr. Calhoun has been a Managing Director of Monitor Clipper Partners, L.P., a private investment firm, since 1997. Mr. Calhoun has been President of Clipper Asset Management Corporation, the sole general partner of The Clipper Group, L.P., a private investment firm, since 1991. From 1975 to 1991, Mr. Calhoun was a Managing Director of CS First Boston Corporation, an investment banking firm. Mr. Calhoun serves as a director of Avondale Mills, Inc., a textile company, Interstate Bakeries Corporation, a national distributor of baked goods, and several privately held companies.

         Mr. Farmer has served as a director of the Company since 1975. He was Executive Vice President--Chief Financial Officer and Treasurer of the Company from 1994 until September 1995, when he retired as Chief Financial Officer and Treasurer; he continued to serve as an Executive Vice President through December 15, 1995. He was Senior Vice President--Finance and Administration from 1991 to 1994, having joined the Company in 1973 as Vice President--Finance. From 1967 to 1973, Mr. Farmer was a Certified Public Accountant with Haskins & Sells, an international auditing firm. He is President of JLF Investments, Inc., an investment management and financial advisory firm, and is a past member of both the American Institute and Florida Institute of Certified Public Accountants.

         Mr. Fitzgerald has been a director of the Company since 1994. Since 1992, he has served as the Chairman of Florida Alliance, Inc., a consortium of maritime interests. From 1990 to 1992, he was Executive Vice President of NDE Testing & Equipment, Inc., a nationwide storage-tank testing company.

From 1988 to 1990, he was with Frederic R. Harris, Inc., an international consulting engineering firm. Mr. Fitzgerald was a co-founder and the President of American Tank Testing Service, Inc., a firm that was subsequently acquired by NDE Environmental Corporation, from 1986 to 1987. In 1982 and 1983, he served as the Company's Vice President for Governmental Affairs. His other business experience includes service as President of Tracor Marine, Inc. from 1976 to 1979 and Director of Engineering of Tracor's Systems Technology Division from 1974 to 1976. Mr. Fitzgerald retired from the U.S. Navy in 1974 in the rank of Captain. During his naval career he commanded major fleet units at sea and served in the offices of the Chief of Naval Operations and the Secretary of Defense. He is a past Commissioner and Chairman of the Port Everglades Authority.

         Mr. Lee has been a director of the Company since 1994 and is Chairman and Chief Executive Officer of Hexcel Corporation, an advanced materials manufacturer. Mr. Lee joined the Board of Hexcel Corporation in May 1993 as an independent director. In August 1993, Mr. Lee was asked to become the Chairman and Co-Chief Executive Officer of Hexcel Corporation, which was experiencing financial difficulties, in order to effect a consensual reorganization. In December 1993, having concluded that a consensual reorganization could not be accomplished, Hexcel Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Code and appointed Mr. Lee sole Chief Executive Officer to effect a Plan of Reorganization. The reorganization was completed in February 1995, when Hexcel emerged from Chapter 11. Mr. Lee has been Chairman, President and Chief Executive Officer of Lee Development Corporation, a corporation providing investment and merchant banking services, since 1987. He was a director of XTRA Corporation, a Massachusetts-based transportation and equipment leasing company, from 1990 to 1996 and a director of Aviva Petroleum, Inc. from 1993 to 1998. Mr. Lee also served as Chairman and Chief Executive Officer of Seminole Corporation, a fertilizer manufacturer, from 1989 to April 1993 and director of Tosco Corporation, a refiner, from 1988 to 1993 and was President and Chief Operating Officer of Tosco Corporation from 1990 to 1993. Mr. Lee is an advisor to The Clipper Group, L.P. and is a trustee of Yale University.

         Mr. Low has been a director of the Company since March 1998. Since 1985, he has been an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation, where he is currently a Managing Director. Mr. Low serves as a director of Musicland Stores Corporation, Centex Development Corporation and St. Laurent Paperboard, Inc.

         Mr. Mink has been a director of the Company since 1990. He is President of Walter C. Mink & Associates, a maritime advisory and consulting firm in Las Vegas, Nevada. From 1978 to 1986, Mr. Mink was President of Mobil Shipping and Transportation Company. Previously, he was President of Seabrokers, Inc., a marine brokerage firm, and was earlier employed by Lago Oil, Esso Tankers, and Mobil Oil Transport. Mr. Mink is a director of First Olsen Tankers, Ltd. He served on the Board of Managers of the American Bureau of Shipping and is a member of the Society of Naval Architects and Marine Engineers.

         Mr. Rice has been a director of the Company since 1992. A financial consultant, he was Senior Vice President of Citibank, N.A. from 1954 to his retirement in 1983. Mr. Rice is a director of ATCO Ltd., First Olsen Tankers Ltd., and Pride Refining Inc.

         Dr. Vickers has been a director of the Company since 1994. An attorney in private practice in Florida, he has represented more than a hundred financial institutions. He is the author of Panic in Paradise: Florida's Banking Crash of 1926 and an adjunct professor of U.S. economic and business history at Florida State University. From 1975 to 1979, he served as Assistant Comptroller of the State of Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Commission. The Company believes that each such person complied with such filing requirements during and with respect to 1998, except for the following persons: J. Fitzgerald, who failed to timely file a Form 4 for August 1998 to report one transaction; J. Krumenacker,
W. Ludt, J. O'Connell and S. Willrich, who each failed to timely file a Form 4 for December 1998 to report one transaction; L. Carey, A. Denning, and C. Strong, who each failed to timely file a Form 4 for December 1998 to report two transactions; and J. Kimbrell, who failed to timely file a Form 5 for 1998.

Item 11.  Executive Compensation

         The following table sets forth the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers whose individual remuneration exceeded $100,000 for 1996, 1997 and 1998 (the "Named Executives").

                           Summary Compensation Table

                                                                              Long-Term Compensation
                                                                                Awards                Payouts
                                                                          Restricted     Securities
                                                                                                                     All
Name and                        Annual Compensation    Other Annual         Stock        Underlying     LTIP        Other
                             -----------------------
Principal Position   Year      Salary     Bonus(1)    Compensation(2)       Awards        Options      Payouts  Compensation(3)
------------------   ----    ----------  -----------  ----------------      --------      ---------    -------   ------------
J. Erik Hvide..      1998    $  485,000  $   221,000  $     --               --            38,600         --       $  14,512
  Chief Executive    1997       450,000      422,500        --               --               --          --          14,469
  Officer            1996       469,513      160,000        --               --           100,000         --          11,648

John H. Blankley     1998       250,000       65,000        --               --            11,400         --          12,352
  Executive Vice     1997       210,000      111,100        --               --               --          --          12,352
  President --       1996       203,788       50,000        --               --           100,000         --          10,848
  Chief Financial
  Officer

Eugene F. Sweeney    1998       250,000       65,000        --               --            11,400         --          13,000
  Executive Vice     1997       200,000      107,000        --               --               --          --          12,352
  President --       1996       185,288       50,000        --               --           100,000         --          11,040
  Operations

Walter S. Zorkers(4) 1998       215,385       39,000        --               --             6,800         --          34,514
  Senior Vice        1997       122,051       59,800        --               --            25,000         --             864
  President --
  Corporate
  Development

Andrew W. Brauninger 1998       180,000       39,000        --               --             6,200         --          10,864
  Senior Vice        1997       138,333       55,000        --               --             5,000         --          12,064
  President --       1996       115,000       32,000        --               --            25,000         --           9,738
  Offshore Division

(1) Under the Company's Key Employee Stock Compensation Plan (the "Key Employee Plan"), an employee designated by the Compensation Committee can elect to receive up to 50% of his or her bonus in the form of units, each representing a share of Class A Common Stock, that are credited to an account. The account has two components. The first or "basic" component consists of units representing Class A Common Stock equal in value to the portion of the bonus that has been deferred. This component is immediately vested in full; however, shares represented by this component are not delivered to the individual until the first day of the year in which the third anniversary of the crediting occurs (subject to earlier delivery in the case of death or disability or in certain other circumstances). The second or "premium" component consists of units representing Class A Common Stock equal in value to 25% of the portion of the bonus that has been deferred. This component does not vest until the first day of the year in which the third anniversary of the crediting occurs, subject to earlier vesting in the circumstances referred to above. The amounts deferred with respect to bonuses for 1998 were: Mr. Hvide - $33,152; Messrs. Blankley and Sweeney - $16,250; and Mr. Brauninger - $18,900. The amounts deferred with respect to bonuses for 1997 were: Mr. Hvide - $61,500; Mr. Blankley - $21,250; Mr. Sweeney - $20,500; Mr. Zorkers - $14,950; and Mr. Brauninger - $27,500. The Key Employee Plan was not effective for bonuses with respect to 1996.

(2) None of the named executives received perquisites or other personal benefits in an amount sufficient to require reporting in this column, nor did any of them receive any other compensation required to be reported in this column.

(3) For 1998, consists of Company 401(k) contributions of $11,200 for each of Messrs. Hvide, Blankley, Sweeney and Zorkers and $10,000 for Mr. Brauninger and life insurance premium payments of $3,312, $1,152, $1,800, and $864 for Messrs. Hvide, Blankley, Sweeney and Brauninger, respectively.

(4) Mr. Zorkers became an executive officer of the Company effective May 1, 1997.

         The following table contains information concerning stock options granted to each of the Named Executives in 1998. All options were granted pursuant to the Hvide Marine Incorporated Equity Ownership Plan.


                                                                                        Potential Realizable
                                                Percent                                    Value at Assumed
                                     Total      Shares                                      Annual Rates
                                    Shares    Underlying                                    of Stock
                                  Underlying   Options    Per Share                       Appreciation for
                                    Options     Granted     Exercise  Expiration            Option Term(2)
     Name                         Granted(1) to Employees   Price       Date               5%           10%
     ----                         ---------- ------------ --------   -----------      -----------  -----------
J. Erik Hvide..................     38,600       19.1%    $ 14.375        6/2/08      $   348,958  $   884,328
John H. Blankley...............     11,400        5.6%      14.375        6/2/08          103,060      261,175
Eugene F. Sweeney..............     11,400        5.6%      14.375        6/2/08          103,060      261,175
Walter S. Zorkers..............      6,800        3.4%      14.375        6/2/08           61,474      155,788
Andrew Brauninger..............      6,200        3.1%      14.375        6/2/08           56,050      142,042

(1) Options vest 25% annually over four years, and all unvested options vest upon retirement.

(2) The dollar amounts are the result of calculations at specified rates of appreciation and are not intended to forecast possible future appreciation.

         The following table contains information concerning stock option exercises during 1998 and the year-end value of unexercised options:


                         Number of                       Number of Shares               Value of Unexercised
                          Shares                      Underlying Unexercised                In-the-Money
                         Acquired                           Options at                       Options at
                            on          Value            December 31, 1998              December 31, 1998(1)
                                                   ---------------------------     -----------------------------
Name                     Exercise     Realized     Exercisable    Unexercisable        Exercisable        Unexercisable
----                  -------------  -----------   ------------  --------------      ---------------  --------------------
J. Erik Hvide.........      --       $       --         50,000          90,600       $          --    $           --
John H. Blankley......      --               --         50,000          61,400                  --                --
Eugene F. Sweeney.....      --               --         50,000          61,400                  --                --
Walter S. Zorkers.....      --               --          6,250          25,550                  --                --
Andrew Brauninger.....      --               --         13,750          22,450                  --                --


(1) Based upon the last reported sale price of the Class A Common Stock of $5.00 per share on December 31, 1998, as reported on the Nasdaq National Market.

Compensation of Directors

         Directors not employed by the Company are paid $2,000 for each Board and committee meeting attended ($1,000 for telephonic attendance) and are reimbursed by the Company for reasonable out-of-pocket expenses incurred for attendance at such meetings. All committee chairmen not employed by the Company are also paid an annual retainer of $5,000. The Company granted each nonemployee director 500 shares of Class A Common Stock following its 1998 Annual Meeting of Shareholders. The Company intends to grant each director 500 shares of Class A Common Stock each year.

         Under the Company's stock option plan for nonemployee directors (the "Directors Plan"), all directors not employed by the Company are annually granted an option to purchase 2,000 shares of Class A Common Stock at an exercise price equal to the fair market value of the Class A Common Stock on the date of grant (the first business day following the annual meeting of shareholders). Directors elected to the

Board in the future are each to be granted an option to purchase 5,000 shares at an exercise price equal to the fair market value of the Class A Common Stock as of the first business day following the shareholder meeting at which the director is elected to the Board. All stock options under the Directors Plan vest at the earliest of death, disability, change in control of the Company, voluntary retirement from the Board at or after age 62, completion of ten years' service on the Board, or one year after the date of grant.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Company's Board of Directors consists of Messrs. Farmer, Fitzgerald, Lee and Vickers.

         The Company has a verbal agreement with Mr. Farmer and a written consulting agreement with Mr. Fitzgerald to provide financial and technical consulting services, respectively, to the Company. During 1998 Mr. Fitzgerald received total compensation of $96,000 and Mr. Farmer received $0. Mr. Farmer's agreement may be terminated by either party without notice. Mr. Fitzgerald's agreement currently expires on December 31, 1999, but is subject to automatic one-year renewals unless written notice to the contrary is given by either party at least 60 calendar days prior to the expiration of the term then in effect. The Company also provides a portion of the funding for Florida Alliance, Inc., a consortium of maritime interests of which Mr. Fitzgerald is Chairman.

         Mr. Vickers is the principal of Raymond B. Vickers P.A., which has represented the Company in certain litigation and other matters. During 1998 the Company paid $256,089 to Raymond B. Vickers P.A in connection therewith. Raymond
B. Vickers P.A. also performs legal services for Florida Alliance, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners And Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company,
(iii) each Named Executive, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                           Class A Common Stock          Class B Common Stock
                                                          Percent                       Percent        Percent
                                           Number        of Class        Number        of Class       of Total
     Name and Address of                 Beneficially  Beneficially   Beneficially    Beneficially     Voting
     Beneficial Owner(1)                    Owned         Owned          Owned          Owned          Power
Hvide Trust Limited, L.P...............           --          *         1,496,466        58.8%         39.2%
Hvide Holdings Corp.(2)................           --          *         1,496,466        58.8%         39.2%
J. Erik Hvide(2).......................       64,000          *         1,496,466        58.8%         39.2%
Clipper/Park HMI, L.P.(3)..............      214,059       1.7%           649,979        25.5%         17.5%
Clipper/Merban, L.P.(3)................      305,475       2.5%           111,960         4.4%          3.7%
Clipper/Merchant HMI, L.P.(3)..........       85,625          *           259,990        10.2%          7.0%
Clipper Capital Associates, L.P.(3)(4).      614,924       4.8%         1,050,598        41.2%         29.0%
Metropolitan Life Insurance Company(3).       71,820          *                --           --             *
Olympus Growth Fund II, L.P.(3)........      510,384       4.0%                --           --             *
John H. Blankley.......................        1,894          *                --           --             *
Eugene F. Sweeney......................       15,886          *                --           --             *
Andrew Brauninger......................       12,812          *                --           --             *
Robert B. Calhoun, Jr.(4)..............      659,029       5.1%         1,050,598        41.2%         29.1%
Gerald Farmer..........................       15,416          *                --           --             *
Jean Fitzgerald........................        6,956          *                --           --             *
John J. Lee (5)........................        5,292          *                --           --             *
Josiah O. Low, III.....................        2,862          *                --           --             *
Walter C. Mink.........................        3,583          *                --           --             *
Robert Rice............................        3,500          *                --           --             *
Raymond B. Vickers.....................       13,500          *                --           --             *
Ryback Management Corporation(6)(7)....    1,052,640      7.64%                --           --             *
Wellington Management Company, LLP(8)..    1,215,900     10.44%                --           --             *
Pilgrim Baxter & Associates, Ltd.(9)...    1,094,100      9.04%                --           --             *
PBHG Growth Fund(9)....................      744,600      6.15%                --           --             *
Loomis, Sayles & Company, L.P.(10).....    1,685,004     11.62%                --           --             *
The Equitable Companies Incorporated(11)     818,400       6.0%                --           --             *
All executive officers and directors
  as a group (21 persons)..............      819,150       6.4%         2,547,064       100.0%         68.6%

*   Less than one percent

(1) Unless otherwise indicated, the address of each person whose name appears in the table above is c/o Hvide Marine Incorporated, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.
(2) Includes shares directly held by Hvide Trust Limited, L.P. (AHvide Trust@). Hvide Holdings Corp. ("Hvide Holdings") is the sole general partner of Hvide Trust and J. Erik Hvide is the sole shareholder of Hvide Holdings, with sole power to act on its behalf. A substantial portion of the shares beneficially owned by Mr. Hvide (including the shares owned by Hvide Trust) are pledged to secure borrowings. In the event such shares were sold pursuant to such pledges (resulting in the conversion of the shares of Class B Common Stock into Class A Common Stock), the shares of Class B Common Stock beneficially owned by Clipper Capital Associates, L.P. would represent in the aggregate 71.4% of the outstanding shares of such Class and 36.5% of the voting power of all of the Company's Common Stock. Mr. Hvide has advised the Company that some or all of the shares currently subject to such pledges are expected to be released therefrom during 1999; however, no assurance can be given as to whether or when such release will be effected or the number of shares as to which pledges will be released.
(3) Member of the Investor Group, defined as the "Investor Shareholders" in the Company's Articles of Incorporation. The Investor Group owns an aggregate of 614,924 shares of Class A Common Stock and 1,050,598 shares of Class B Common Stock. The address of Clipper Capital Associates, L.P. ("Clipper Capital"), Clipper/Merban, L.P., Clipper/Merchant HMI, L.P., Clipper/ Park HMI, L.P. is c/o Clipper Capital Associates, L.P., 650 Madison Avenue, 9th Floor, New York, New York 10022. The address of Metropolitan Life Insurance Company is 334 Madison Avenue, P.O. Box 633, Convent Station, New Jersey 07961-0633. The address of Olympus Growth Fund II, L.P. is c/o Olympus Partners, Metro Center, One Station Place, Stamford, Connecticut 06902.
(4) Includes 9,442 shares owned by Clipper Capital and an aggregate of 614,601 shares held by Clipper/Merban, L.P., Clipper/Merchant, L.P. and Clipper/Park, L.P. (collectively, the "Clipper Limited Partnerships"). Clipper Capital is the general partner of the Clipper Limited Partnerships, and Mr. Calhoun is an officer, director and stockholder of the corporate general partner of Clipper Capital; thus, Clipper Capital and Mr. Calhoun may each be deemed to be the beneficial owner of the shares held by the Clipper Limited Partnerships.
(5) Excludes 17,985 shares in which John J. Lee has a pecuniary interest as an investor in the Clipper Limited Partnerships.
(6) Based upon a Schedule 13G filed with the Commission on February 10, 1999. The address of Ryback Management Corporation is 7711 Carondelet Avenue, Box 16900, St. Louis, Missouri 63105.
(7) Represents shares of Class A Common Stock issuable upon conversion of convertible securities of Hvide Capital Trust.
(8) Based upon a Schedule 13G filed with the Commission on August 8, 1997. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.
(9) Based upon a Schedule 13G filed with the Commission on February 18, 1998. The address of Pilgrim Baxter & Associates, Ltd. and PBHG Growth Fund is 825 Duportail Road, Wayne, Pennsylvania 19087.

(10)Based upon a Schedule 13G/A filed with the Commission on February 10, 1999. The address of Loomis, Sayles & Company, L.P. is One Financial Center, Boston, Massachusetts 02111.
(11)Based upon a Schedule 13G filed with the Commission on February 10, 1999. The address of the Equitable Companies Incorporated is 1290 Avenue of the Americas, New York, New York 10104.

Item 13.  Certain Relationships and Related Transactions

         The following are descriptions of certain relationships and transactions between the Company, its directors, executive officers and certain other persons. Information regarding transactions with certain directors appears under "Compensation Committee Interlocks and Insider Participation" in Item 11 above.

         The Company has a non-compete agreement with Hans J. Hvide, the founder of the Company and father of its current Chairman, pursuant to which Mr. Hvide receives a fee of $185,000 each year (subject to annual adjustment based on the Consumer Price Index) in exchange for an agreement not to provide any services to any person in competition with the Company. The agreement expires upon the earlier of September 30, 2014 or the death of Mr. Hvide. The agreement can be terminated by the Company only if Mr. Hvide materially breaches the agreement, and by Mr. Hvide only if the Company fails to pay the specified fee.

         The Company also has a post-retirement benefits agreement with Mr. Hvide pursuant to which he receives the use of an automobile, major medical health insurance for himself and for his spouse, the use of an office and secretarial assistance, and a payment of $2,000 each month in lieu of other expenses. The term of the agreement is for the life of Mr. Hvide, except that
(1) major medical health insurance is to be provided for the life of Mr. Hvide's spouse, and (2) in the event the Company terminates the non-compete agreement, the post-retirement benefits agreement terminates automatically.

         Maritime Transport Development Corp. ("Maritime Transport"), a company wholly owned by Hans J. Hvide, is the successor in interest to the entity that developed and engineered and provides marketing services for the CATUG(R) vessel design. Maritime Transport receives a commission equal to 1.25% of charter hire received by the Company for two such vessels as payment for development and engineering services relating to the vessels. Commissions earned for 1998 were approximately $203,000.

         At December 31, 1998, Maritime Transport was indebted to the Company for approximately $163,000 for accounts receivable, which accounts are currently accruing interest at a rate of 7.5%.

         The Company has entered into agreements to indemnify J. Erik Hvide and Hans J. Hvide in connection with certain matters, subject to and in accordance with Florida law. These agreements also provide that the Company will advance expenses (including legal fees) incurred by both individuals, subject to their undertaking to reimburse the Company for such expenses if it is determined that they are not entitled to indemnification under Florida law.

         In August 1996, the Company, the Investor Group, J. Erik Hvide, the Hvide Trusts entered into a recapitalization agreement (the "Recapitalization
Agreement") in connection with the initial public offering of the Company's Class A Common Stock. Under the Recapitalization Agreement, the Company agreed to pay an annual advisory fee of $100,000 to the Investor Group, such amount to be reduced by the compensation received by Messrs. Calhoun and Lee in their capacities as directors of the Company. In 1998, $40,612 was paid to the Investor Group pursuant to the Recapitalization Agreement.

         The investment banking firm of Donaldson, Lufkin & Jenrette Securities Corporation, of which Mr. Low is a Managing Director, provided the Company with investment banking services during 1998.

         During the 1998 first quarter, J. Erik Hvide received advances aggregating $80,000 against his 1997 annual bonus, which was paid in March 1998. No interest was paid by Mr. Hvide on these advances.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HVIDE MARINE INCORPORATED



                             By:  /s/ JOHN H. BLANKLEY
                                            John H. Blankley
                             Executive Vice President & Chief Financial Officer