Form 10-Q
period 1999-03-31
HVIDE MARINE INC
filed 1999-05-17
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                 Yes          X                   No



There were 12,940,251 and 2,547,064 shares of Class A Common Stock, per value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at May 1, 1999.

HVIDE MARINE INCORPORATED

Quarter ended March 31, 1999

Index

                                                                            Page


Part I.  Financial Information

 Item 1.  Financial Statements................................................1

    Condensed Consolidated Balance Sheets at
    December 31, 1998 and March 31, 1999 (Unaudited)......................... 2

    Condensed Consolidated Statements of Operations for the
    three months ended March 31, 1998 and 1999 (Unaudited)................... 4

    Condensed Consolidated Statements of Cash Flows for the
    three months ended March 31, 1998 and 1999 (Unaudited)................... 5

    Notes to Condensed Consolidated Financial Statements..................... 6

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................19

Part II.  Other Information

 Item 3.  Defaults Upon Senior Securities.....................................28

 Item 6.  Exhibits and Reports on Form 8-K....................................28

 Signature....................................................................28






As used in this Report, the term "Parent" means Hvide Marine Incorporated, and the term "Company" means the Parent and/or one or more of its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                Hvide Marine Incorporated and Subsidiaries
                  Condensed Consolidated Balance Sheets
                              (In thousands)

                                                                                   December 31,      March 31,
                                                                                       1998            1999
                                                                                  --------------   -----------
                                                                                                   (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents..................................................... $       9,177  $      11,215
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $2,169
       and $2,164, respectively..................................................        67,961         62,579
     Insurance claims and other..................................................        11,915         11,514
   Inventory, spare parts and supplies...........................................        17,455         17,668
   Prepaid expenses..............................................................         4,342          3,395
   Deferred costs, net...........................................................        10,482          9,741
                                                                                  -------------  -------------
          Total current assets...................................................       121,332        116,112

 Property:
   Construction in progress......................................................        39,455         44,970
   Vessels and improvements......................................................       889,903        903,586
       Less accumulated depreciation.............................................       (91,309)      (105,396)
   Furniture and equipment.......................................................        17,297         17,818
       Less accumulated depreciation.............................................        (3,540)        (4,133)
                                                                                  -------------- --------------
          Net property...........................................................       851,806        856,845

 Other assets:
   Deferred costs, net...........................................................        20,978         19,689
   Investment in affiliates......................................................        23,421         22,622
   Goodwill, net.................................................................        86,955         86,151
   Other ........................................................................         4,333          5,964
                                                                                  -------------  -------------
          Total other assets.....................................................       135,687        134,426
                                                                                  -------------  -------------
             Total assets........................................................ $   1,108,825  $   1,107,383
                                                                                  =============  =============


See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)

                                                                                  December 31,     March 31,
                                                                                       1998            1999
                                                                                  --------------   -----------
                                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS= EQUITY Current liabilities:
   Accounts payable.............................................................  $      25,822   $     13,841
   Current maturities of long-term debt.........................................          9,011         30,904
   Current obligations under capital leases.....................................          2,991          2,965
   Debt subject to acceleration.................................................        252,954        248,176
   Accrued interest.............................................................          9,864          4,298
   Other........................................................................         25,716         24,594
                                                                                  -------------    -----------
       Total current liabilities................................................        326,358        324,778

Long-term liabilities:
   Long-term debt...............................................................         33,564         45,417
Obligations under capital leases................................................         36,983         36,647
   Senior Notes.................................................................        300,000        300,000
   Deferred income taxes........................................................         32,721         26,184
   Other........................................................................          5,551          4,656
                                                                                  -------------    -----------
       Total long-term liabilities..............................................        408,819        412,904
                                                                                  -------------    -----------
          Total liabilities.....................................................        735,177        737,682

Company obligated manditorily redeemable preferred securities of a
   subsidiary trust holding solely debentures issued by the Company.............        115,000        115,000
Minority partners= equity in subsidiaries.......................................         10,613         15,471

 Commitments and contingencies

Stockholders= equity:
   Preferred Stock, $1.00 par value, authorized 10,000,000 shares,
       issued and outstanding, none.............................................             --             --
   Class A Common Stock--$.001 par value, authorized 100,000,000
       shares, issued and outstanding, 12,872,629 and 12,940,251................             13             13
   Class B Common Stock--$.001 par value, authorized 5,000,000
       shares, issued and outstanding, 2,547,064................................              2              2
   Additional paid-in capital...................................................        196,822        197,085
   Retained earnings............................................................         51,198         42,130
                                                                                  -------------    -----------
       Total stockholders= equity...............................................        248,035        239,230
                                                                                  -------------    -----------
       Total minority partners= equity in subsidiaries and
          stockholders= equity..................................................        258,648        254,701
                                                                                  -------------    -----------
             Total..............................................................  $   1,108,825   $  1,107,383
                                                                                  =============   ============

See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                            1998         1999
                                                                                               (Unaudited)
Revenues............................................................................    $    86,485   $   82,213

Operating Expenses:
   Crew payroll and benefits........................................................         19,087        22,449
   Charter hire.....................................................................          3,629         3,561
   Repairs and maintenance..........................................................          6,645         9,380
   Insurance........................................................................          2,890         3,269
   Consumables......................................................................          6,729         8,189
   Other............................................................................          6,243         6,678
                                                                                        -----------   -----------
     Total operating expenses.......................................................         45,223        53,526
Selling, general and administrative
   expenses.........................................................................          9,074        10,714
Depreciation and amortization.......................................................         11,625        15,759
                                                                                        -----------   -----------
   Income from operations...........................................................         20,563         2,214
Interest, net.......................................................................          7,292        14,000
Other income (expense):
   Minority interest and equity in earnings of subsidiaries.........................        (1,747)        (3,044)
   Other............................................................................            63            181
                                                                                        ----------    -----------
     Total other expense............................................................        (1,684)        (2,863)
                                                                                        ----------    -----------
Income (loss) before provision for (benefit from)
  income taxes and extraordinary item...............................................         11,587       (14,649)
Provision for (benefit from) income taxes...........................................          4,403        (5,581)
                                                                                        -----------   ------------
Income (loss) before extraordinary item.............................................          7,184        (9,068)
Loss on early extinguishment of debt, net of applicable income taxes of $413........            734            --
                                                                                        -----------   -----------
     Net income (loss)..............................................................    $     6,450   $    (9,068)
                                                                                        ===========   ===========
Earnings (loss) per common share:
    Income (loss) before extraordinary item.........................................    $     0.47    $     (0.59)
    Loss on early extinguishment of debt............................................         (0.05)            --
                                                                                        ----------    -----------
     Net income (loss) per common share.............................................    $      0.42   $     (0.59)
                                                                                        ===========   ===========

Earnings (loss) per common share-assuming dilution:
   Income (loss) before extraordinary item..........................................    $     0.43    $     (0.59)
   Loss on early extinguishment of debt.............................................         (0.04)            --
                                                                                        ----------    -----------
   Net income (loss) per common share-assuming dilution.............................    $      0.39   $     (0.59)
                                                                                        ===========   ===========

Weighted average common shares outstanding..........................................         15,290       15,424
                                                                                        ===========   ==========

Weighted average common and common equivalent shares
   outstanding-assuming dilution....................................................         19,520       15,444
                                                                                        ===========   ==========

See accompanying notes.

                    Hvide Marine Incorporated and Subsidiaries
                  Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                        Three Months Ended
                                                                                               March 31,
                                                                                           1998        1999
                                                                                              (Unaudited)
Operating Activities:
 Net income (loss)...................................................................   $   6,450   $  (9,068)

Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
     Loss on early extinguishment of debt, net.......................................         734          --
     Depreciation and amortization...................................................      11,625      15,759
     Amortization of drydocking costs................................................       2,205       3,125
     Amortization of financing costs.................................................         245         401
     Provision for bad debts.........................................................         257         300
     Provision for deferred taxes....................................................       3,403      (5,581)
     Minority partners= equity in earnings of subsidiaries, net......................          27         146
     Undistributed losses (income) of affiliates, net................................        (149)      1,029
     Other non-cash items............................................................          42          46
 Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable...............................................................     (18,656)      5,483
   Current and other assets..........................................................      (6,108)     (3,004)
   Accounts payable and other liabilities............................................       3,738     (17,449)
                                                                                        ---------   ----------
      Net cash provided by operating activities......................................       3,813      (8,813)

Investing Activities:
 Purchase of property................................................................     (25,078)    (12,653)
 Capital contribution to affiliates..................................................         (37)       (165)
 Acquisitions and completed vessel construction......................................    (303,935)     (5,102)
                                                                                        ---------   ---------
      Net cash used in investing activities..........................................    (329,050)    (17,920)

Financing Activities:
 Proceeds of short-term borrowings...................................................          --       5,000
 Proceeds of long-term debt..........................................................     311,700      45,479
 Proceeds from issuance of senior notes, net of offering costs.......................     292,500          --
 Repayments of short-term borrowings.................................................          --      (5,000)
 Repayments of long-term debt........................................................    (278,462)    (16,240)
 Payment of debt and other financing costs...........................................        (150)        (50)
 Payment of obligations under capital leases.........................................        (396)       (631)
 Proceeds from issuance of common stock..............................................         201         213
                                                                                        ---------   ---------
      Net cash provided by financing activities......................................     325,393      28,771
                                                                                        ---------   ---------

Increase in cash and cash equivalents................................................         156       2,038
Cash and cash equivalents at beginning of period.....................................      14,952       9,177
                                                                                        ---------   ---------
Cash and cash equivalents at end of period...........................................   $  15,108   $  11,215
                                                                                        =========   =========

Supplemental Cash Flow Disclosure:
   Interest paid.....................................................................   $  (4,643)  $ (19,237)
                                                                                        =========   =========

See accompanying notes.

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1999
                                    (Unaudited)

1.  Basis of Presentation

         The interim consolidated financial statements in this Report are unaudited. In accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"), certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Parent's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). The interim consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three-month interim period ended March 31, 1999 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1999.

2.  Senior Notes and Other Debt

         The Company had $300.0 million of 8.375% senior notes (the "Senior Notes") outstanding at March 31, 1999. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15, and they mature on February 15, 2008. The Senior Notes are guaranteed by certain of the Company's subsidiaries (see Note 7).

         Other long-term debt consisted of the following (in thousands):

                                                                                  December 31,      March 31,
                                                                                     1998             1999
                                                                                ---------------  --------------
         Lines of Credit...................................................     $       135,000  $      157,008
         Term Loan.........................................................             117,954         112,596
         Title XI Debt.....................................................              36,701          35,438
         Notes Payable.....................................................               5,874          19,455
                                                                                  -------------  --------------
                                                                                        295,529         324,497
         Less:  Current maturities.........................................             261,965         279,080
                                                                                ---------------  --------------
                                                                                $        33,564  $       45,417
                                                                                ===============  ==============

        Current maturities of long-term debt include $252.9 million at December 31, 1998 and $269.6 million at March 31, 1999 of borrowings under the Company's Amended and Restated Revolving Credit and Term Loan Agreement with a group of banks (such Agreement, as amended, the "Credit Facility"). At March 31, 1999, the Company's outstanding indebtedness under the revolving credit portion of the Credit Facility was approximately $157.0 million and approximately $112.6 million was outstanding under the term loan portion of the Credit Facility. Interest rates on borrowings under the Credit Facility ranged from 6.9% to 7.6% at March 31, 1999.

        The Company entered into Amendment No. 2 to the Credit Facility ("Amendment No. 2") as of March 31, 1999. Amendment No. 2 permitted the Company to borrow certain additional funds under the revolving credit portion of the Credit Facility. In addition, it provided for (1) increased commitment fees and the payment of certain other fees; (2) an increase in the rate of interest on borrowings to the "Base Rate" plus 3% per annum; and (3) the establishment of cash concentration accounts for the Company. The Company also entered into an Amendment and Interim Waiver of the Credit Facility ("Amendment No. 3"), in which the Company's bank lenders agreed to waive, until May 17, 1999, the Company's noncompliance, as of March 31, 1999, with certain covenants in the Credit Facility. Amendment No. 3 also provided for an increase in the rate of interest on borrowings to the "Base Rate" plus 5% per annum and for certain cash management arrangements and procedures; in addition, it requires the Company to obtain the consent of the bank lenders for the disposition of any assets securing borrowings under the Credit Facility. The bank lenders have advised the Company of terms on which they propose to extend this waiver to June 30, 1999. The Company intends to enter into negotiations with the bank lenders regarding these terms and to enter into a definitive agreement providing for such an extension. However, no assurance can presently be given that the Company and the bank lenders will reach agreement concerning such an extension or as to the terms of such an extension. The Company has made, in a timely manner, all payments required under the Credit Facility and remains in compliance with its payment obligations thereunder.

         At March 31, 1999, the Company had approximately $35.4 million of Title XI debt that is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 1, 2021. Under the terms of the Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants.

         The Company has outstanding notes payable that bear interest at rates ranging from 7.92% to 10% and mature at various dates through November 2011. The notes payable are collateralized by certain vessels.

         At March 31, 1999, the Company also had letters of credit outstanding in the amount of approximately $3.3 million which expire on various dates through December 2002. These letters of credit are not secured by any collateral.

3.       Redeemable Preferred Securities

         At March 31, 1999, Hvide Capital Trust, a wholly owned consolidated subsidiary of the Company (the "Trust"), had outstanding 2,300,000 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") with a principal amount of $115.0 million and 71,134 6 1/2% Trust Convertible Common Securities with a principal amount of $3.6 million. The proceeds of the issuance of these securities in June 1997 were invested by the Trust in $118.6 aggregate principal amount of the Company's 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures"). The Debentures represent the sole assets of the Trust.

4.  Income Taxes

         For the three months ended March 31, 1998 and 1999, the provision (benefit from) for income taxes was computed using an estimated annual effective tax rate of 38%, adjusted principally for depreciation on vessels built with capital construction funds.

5.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share before extraordinary item (in thousands, except per share amounts):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1998         1999
Numerator:
   Income (loss) before extraordinary item......................................   $     7,184  $    (9,068)
                                                                                   -----------  -----------
   Numerator for basic earnings per shareCincome
     available to common shareholders...........................................         7,184       (9,068)

Effect of dilutive securities:
   Payments on convertible preferred securities.................................         1,159          -- (1)
                                                                                   -----------  -----------

Numerator for diluted earnings per shareCincome
   available to common shareholders after assumed
   conversion...................................................................   $     8,343  $    (9,068)
                                                                                   ===========  ===========

Denominator:
   Denominator for basic earnings per shareCweighted
     average shares.............................................................        15,290       15,424

Effect of dilutive securities:
   Convertible preferred securities.............................................         4,035           --(1)
   Deferred compensation........................................................            --           20
   Stock options................................................................           195           --(2)
                                                                                   -----------  -----------
Dilutive potential common shares................................................         4,230           20
Denominator for diluted earnings per shareCadjusted.............................
                                                                                   -----------  -----------
   weighted average shares and assumed conversions..............................        19,520       15,444
                                                                                   ===========  ===========

Earnings per share before extraordinary item....................................   $      0.47  $     (0.59)
                                                                                   ===========  ===========

Earnings per share before extraordinary
   itemCassuming dilution.......................................................   $      0.43  $     (0.59)
                                                                                   ===========  ===========

(1) Excludes the assumed conversion of the Preferred Securities as the effect is anti-dilutive for the period.

(2)  Excludes  the  assumed   exercise  of  stock   options  as  the  effect  is
anti-dilutive for the period.

6.  Segment and Geographic Data

         The Company organizes its business principally into three segments. The Company does not have significant intersegment transactions.

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

          The following schedule presents information about the Company's operations in its three business segments (in thousands):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                            1998                  1999
                                                                       ---------------       ---------------
Revenues
    Offshore energy support.......................................     $        56,376       $        45,738
    Offshore and harbor towing....................................               9,467                11,354
    Marine transportation services................................              20,642                25,121
                                                                       ---------------       ---------------
Consolidated revenue..............................................     $        86,485       $        82,213
                                                                       ===============       ===============

Operating expenses
    Offshore energy support.......................................     $        25,543       $        29,689
    Offshore and harbor towing....................................               4,665                 5,766
    Marine transportation services................................              15,015                18,071
                                                                       ---------------       ---------------
Consolidated operating expenses...................................     $        45,223       $        53,526
                                                                       ===============       ===============

Selling, general and administrative expenses
    Offshore energy support.......................................     $         3,074       $         4,280
    Offshore and harbor towing....................................               1,158                 1,401
    Marine transportation services................................               1,408                 1,572
    General corporate.............................................               3,434                 3,461
                                                                       ---------------       ---------------
Consolidated selling, general and administrative expenses.........     $         9,074       $        10,714
                                                                       ===============       ===============

Depreciation and Amortization
    Offshore energy support.......................................     $         8,370       $        10,891
    Offshore and harbor towing....................................                 934                 1,085
    Marine transportation services................................               2,214                 3,505
    General corporate.............................................                 107                   278
                                                                       ---------------       ---------------
Consolidated depreciation and amortization........................     $        11,625       $        15,759
                                                                       ===============       ===============

Income from operations
    Offshore energy support.......................................     $        19,389       $           878
    Offshore and harbor towing....................................               2,710                 3,102
    Marine transportation services................................               2,005                 1,973
    General corporate.............................................              (3,541)               (3,739)
                                                                       ---------------       ---------------
Consolidated income from operations...............................     $        20,563       $         2,214
                                                                       ===============       ===============


Income (loss) before provision for (benefit from) income taxes and extraordinary item
    Offshore energy support.......................................     $        19,491       $          (165)
    Offshore and harbor towing....................................               2,794                 3,118
    Marine transportation services................................               1,995                   898
    General corporate.............................................             (12,693)              (18,500)
                                                                       ---------------       ---------------
Consolidated income (loss) before provision for (benefit from)
    income taxes and extraordinary item...........................     $        11,587       $       (14,649)
                                                                       ===============       ===============



                                                                        December 31,            March 31,
                                                                            1998                  1999
                                                                       ---------------       ---------------
Identifiable assets
    Offshore energy support.......................................     $       653,687       $       667,251
    Offshore and harbor towing....................................             116,381               121,986
    Marine transportation services................................             333,138               331,326
    Unallocated...................................................               5,619               (23,180)
                                                                       ---------------       ---------------
                                                                       $     1,108,825       $     1,107,383
                                                                       ===============       ===============

Capital expenditures
    Offshore energy support.......................................     $       304,387       $        17,661
    Offshore and harbor towing....................................              27,525                    86
    Marine transportation services................................              23,240                   197
    Unallocated...................................................              50,057                 1,776
                                                                       ---------------       ---------------
                                                                       $       405,209       $        19,720
                                                                       ===============       ===============

         The Company is engaged in providing marine support and transportation services in the United States and foreign locations. The Company's foreign operations are primarily conducted in the Arabian Gulf, West Africa, Southeast Asia and Mexico. These operations are subject to risks inherent in operating in such locations.

         The following table presents selected financial information pertaining to the Company's geographic operations (in thousands):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           1998                  1999
                                                                       -------------         -------------
         Revenues
           Domestic...............................................     $      56,500         $      51,145
           Foreign................................................            29,985                31,068
                                                                       -------------         -------------
         Consolidated revenues....................................     $      86,485         $      82,213
                                                                       =============         =============

         Income from operations
           Domestic...............................................     $      18,110         $       5,335
           Foreign................................................             5,994                   618
           Unallocated expenses...................................            (3,541)               (3,739)
                                                                       -------------         -------------
         Consolidated income from operations......................     $      20,563         $       2,214
                                                                       =============         =============


                                                                         December 31,          March 31,
                                                                          1998                    1999
                                                                       -------------         -------------
         Identifiable assets
           Domestic...............................................     $     590,473         $     790,181
           Foreign................................................           512,733               340,382
           Unallocated............................................             5,619               (23,180)
                                                                       -------------         -------------
         Consolidated identifiable assets.........................     $   1,108,825         $   1,107,383
                                                                       =============         =============

7.  Supplemental Condensed Consolidating Financial Information

         The Senior Notes referred to in Note 2 are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes.

          The  following  is  summarized   condensed   consolidating   financial
information for the Company, segregating the Parent, the combined wholly owned guarantor subsidiaries, the combined foreign subsidiary guarantors, the combined mostly owned guarantors, the combined non-guarantor subsidiaries and eliminations. Two of the guarantor subsidiaries, Seabulk America Partnership, Ltd. and Seabulk Transmarine Partnership, Ltd. are 81.59%-owned and 67.33%-owned by the Company, and have been presented separately from the wholly owned guarantors. The foreign guarantor subsidiaries are also presented separately from the wholly owned guarantors. Separate financial statements of the wholly owned guarantor subsidiaries are not presented because management believes that these financial statements would not be material to holders of Senior Notes. Separate audited financial statements of the non-wholly owned guarantor subsidiaries for the year ended December 31, 1998 have been filed with the Commission.

           Condensed Consolidating Balance Sheet (in thousands)

                                                                        December 31, 1998
                                                Wholly Owned   Foreign    Mostly Owned
                                                  Guarantor   Guarantor    Guarantor    Non-guarantor                Consolidated
                                    Parent      Subsidiaries Subsidiaries Subsidiaries  Subsidiaries    Eliminations     Total
Assets
Current assets
  Cash and cash equivalents....  $      1,401  $    2,118   $     3,460  $          31  $       2,167  $          --  $      9,177
  Accounts receivable:
    Trade, net.................         5,337      26,769        33,954             --          2,573          (672)        67,961
    Insurance claims and other.         4,874       3,698         3,282           (33)             94             --        11,915
  Inventory, spare parts and
    supplies ..................         2,707       3,093         9,726          1,320            886          (277)        17,455
  Prepaid expenses.............         1,373       1,463         1,050             63            393             --         4,342
  Deferred costs, net..........         3,881       4,255         1,865            241            414          (174)        10,482
                                 ------------  ----------   -----------  -------------  -------------  -------------  ------------
    Total current assets.......        19,573      41,396        53,337          1,622          6,527        (1,123)       121,332
Property, net..................       113,688     285,974       366,885         37,319         50,785        (2,845)       851,806
Other assets:
  Deferred costs, net..........        11,761       3,556         1,639            160          3,974          (112)        20,978
  Due from affiliates..........       167,216     (2,443)     (128,038)       (30,681)        (5,629)             --           425
  Investments in affiliates....       695,479     582,135            --          3,143         40,840    (1,298,176)        23,421
  Goodwill, net................           114      24,505        62,257             --             79             --        86,955
  Other........................         1,526         362         2,006             --        118,571(1)   (118,557)         3,908
                                 ------------  ----------   -----------  -------------  -------------  ------------   ------------
    Total other assets.........       876,096     608,115      (62,136)       (27,378)        157,835    (1,416,845)       135,687
                                 ------------  ----------   -----------  -------------  -------------  ------------   ------------
      Total....................  $  1,009,357  $  935,485   $   358,086  $      11,563  $     215,147  $ (1,420,813)  $  1,108,825
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


 (1) Primarily represents receivable for debentures of the Company held by the Trust.

                      Condensed Consolidating Balance Sheet
                                  (in thousands)

                                                                           March 31, 1999
                                                Wholly Owned      Foreign    Mostly Owned
                                                  Guarantor      Guarantor    Guarantor     Non-guarantor              Consolidated
                                    Parent      Subsidiaries   Subsidiaries  Subsidiaries   Subsidiaries  Eliminations     Total
Assets
Current assets
  Cash and cash equivalents....  $        381  $      3,311   $        6,611  $       48  $         864  $          --  $     11,215
  Accounts receivable
    Trade, net.................         2,532        27,161           32,846          --            232          (192)        62,579
    Insurance claims and other.         5,335         2,223            3,943         (13)            26             --        11,514
  Inventory, spare parts and
    supplies ..................         2,747         3,496           10,455       1,320             --          (350)        17,668
  Prepaid expenses.............           556         1,058            1,573          35            173             --         3,395
  Deferred costs, net..........         2,969         4,612            2,094         240             --          (174)         9,741
                                 ------------  ------------   --------------  ----------  -------------  ------------   ------------
    Total current assets.......        14,520        41,861           57,522       1,630          1,295          (716)       116,112
Property, net..................       108,312       293,873          387,678      36,905         32,849        (2,772)       856,845
Other assets:
  Deferred costs, net..........        10,001         4,474            1,782         100          3,444          (112)        19,689
  Due from affiliates..........       160,818         4,137        (132,444)     (31,756)         1,267             --         2,022
  Investments in affiliates....       703,260       612,642              --        3,340         26,150    (1,322,770)        22,622
  Goodwill, net................           112        24,330           61,709          --             --             --        86,151
  Other........................         1,476            86            2,366          --        118,571(1)   (118,557)         3,942
                                 ------------  ------------   --------------  ----------  -------------  ------------   ------------
    Total other assets.........       875,667       645,669         (66,587)     (28,316)       149,432    (1,441,439)       134,426
                                 ------------  ------------   -------------   ----------- -------------  ------------   ------------
      Total....................  $    998,499  $    981,403   $      378,613  $   10,219  $     183,576  $ (1,444,927)  $  1,107,383
                                 ============  ============   ==============  ==========  =============  ============   ============

Liabilities and Stockholders'
Equity
Current liabilities:
Accounts payable                 $      1,718    $    4,796   $        7,015  $       --  $         312  $         --   $     13,841
  Current maturities of
    long-term debt.............       227,263         1,817               --          --             --             --       279,080
  Current obligations under
    capital leases.............           538         2,426               --          --             --             --         2,964
  Other .......................         9,035         5,880           10,508       1,842          1,870          (242)        28,893
                                 ------------  ------------   --------------  ----------  -------------  ------------   ------------
    Total current liabilities..       288,554        14,919           17,523       1,842          2,182          (242)       324,778
Long-term liabilities:
  Long-term debt...............       435,092        28,882               --          --             --      (118,557)       345,417
  Obligations under capital
   leases......................        14,076        22,571             --           --             --            --          36,647
  Deferred income taxes........        19,112         7,072               --          --             --             --        26,184
  Other .......................         2,470         1,208              856         122             --             --         4,656
                                 ------------  ------------   --------------  ----------  -------------  -------------  ------------
    Total long-term liabilities       470,750        59,733              856         122             --      (118,557)       412,904
                                 ------------  ------------   --------------  ----------  -------------  ------------   ------------
    Total liabilities..........       759,304        74,652           18,379       1,964          2,182      (118,799)       737,682
Company-obligated mandatorily
 redeemable preferred securities
 issued by a subsidiary trust
 holding solely debentures issued
 by the Company................            --            --               --          --        115,000             --       115,000
Minority partners' equity in sub-
  sidiaries....................            --            --               --          --             --         15,471        15,471
Stockholders' equity                  239,195       906,751          360,234       8,255         66,394    (1,341,599)       239,230
                                 ------------  ------------   --------------  ----------  -------------  ------------   ------------
    Total......................  $    998,499  $    981,403   $      378,613  $   10,219  $     183,576  $ (1,444,927)  $  1,107,383
                                 ============  ============   ==============  ==========  =============  ============   ============

(1) Primarily represents receivable for debentures of the Company held by the Trust.

               Condensed Consolidating Statement of Operations
                              (in thousands)


                                                                     Three Months Ended March 31, 1998
                                                       Wholly     Foreign     Mostly        Non-
                                                       Owned     Guarantor     Owned     gurantor
                                                     Guarantor     Sub-      Guarantor     Sub-                Consolidated
                                            Parent  Subsidiaries sidiaries Subsidiaries sidiaries Eliminations     Total
Revenues ..............................   $ 13,369    $ 53,465   $ 43,434    $  2,424   $    693  $   (26,900) $    86,485
Operating expenses:
  Crew payroll and benefits ...........      4,258       8,089      5,916         679        145        --        19,087
  Charter hire and bond
    guarantee fee .....................        960      14,689       --          --           54     (12,074)      3,629
  Repairs and maintenance .............      1,941       2,619      1,924         134         27        --         6,645
  Insurance ...........................        486       1,447        839         109          9        --         2,890
  Consumables .........................        733       2,553      3,367          64         55         (43)      6,729
  Other ...............................        493       2,941      2,688         108         20          (7)      6,243
                                          --------   --------    --------    --------    --------    --------    --------
    Total operating expenses ..........      8,871      32,338     14,734       1,094        310     (12,124)     45,223
Selling, general and
  administrative expenses .............      4,306       2,416      3,182         447         51      (1,328)      9,074
Depreciation and amortization .........      1,620       3,531      6,075         357         42        --        11,625
                                          --------   --------    --------    --------    --------    --------    --------
Income from operations ................     (1,428)     15,180     19,443         526        290     (13,448)     20,563
Net interest ..........................      8,702           9         (1)        443     (1,861)       --         7,292
Other income (expense):
  Minority interest and
    equity earnings
    of subsidiaries ...................     21,704      36,047       --            34     (1,869)    (57,663)     (1,747)
  Other ...............................         13          52    (13,444)       --         --        13,442          63
                                          --------   --------    --------    --------    --------    --------    --------
    Total other income
      (expense) .......................     21,717      36,099    (13,444)         34     (1,869)    (44,221)     (1,684)
                                          --------   --------    --------    --------    --------    --------    --------
Income (loss) before
  provision for
  (benefit from)
  income taxes and
  extraordinary item ..................     11,587      51,270      6,000         117        282     (57,669)     11,587
Provision for income taxes ............      4,403        --         --          --         --          --         4,403
                                          --------   --------    --------    --------    --------    --------    --------
Income (loss) before
  extraordinary item ..................      7,184      51,270      6,000         117        282     (57,669)      7,184
Loss on early extinguishment
  item ................................        734        --         --          --         --          --           734
                                          --------   --------    --------    --------    --------    --------    --------
Net income (loss) .....................   $  6,450    $ 51,270   $  6,000    $    117   $    282   $(57,669)    $  6,450
                                          ========   ========    ========    ========    ========    ========    ========

               Condensed Consolidating Statement of Operations
                            (in thousands)

                                                                     Three Months Ended March 31, 1999
                                             Wholly Owned     Foreign     Mostly Owned
                                              Guarantor      Guarantor     Guarantor   Non-guarantor                  Consolidated
                                   Parent    Subsidiaries   Subsidiaries Subsidiaries   Subsidiaries  Eliminations       Total
Revenues.......................  $    13,138  $    47,158   $      38,154  $     2,618  $       1,538  $    (20,393)  $     82,213
Operating expenses:
  Crew payroll and benefits....        4,635        8,392           8,766          664             --            (8)        22,449
  Charter hire and bond guarantee
    fee........................          471       16,504           (231)           --            450       (13,633)         3,561
  Repairs and maintenance .....        1,280        3,224           4,814           77             --           (15)         9,380
  Insurance....................          419        1,575           1,189           77              9            --          3,269
  Consumables..................        1,005        2,854           4,422           44             --          (136)         8,189
  Other........................          929        4,500           1,598           87             --          (436)         6,678
                                 -----------  -----------   -------------  -----------  -------------  -------------  ------------
    Total operating expenses...        8,739       37,049          20,558          949            459       (14,228)        53,526
Selling, general and administrative
  expenses.....................        3,950        3,453           3,597          200            994        (1,480)        10,714
Depreciation and amortization..        2,605        4,822           7,873          414             45            --         15,759
                                 -----------  -----------   -------------  -----------  -------------  ------------   ------------
Income from operations.........      (2,156)        1,834           6,126        1,055             40        (4,685)         2,214
Net interest...................       15,279           --               3          583         (1,865)           --         14,000
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries...        1,676          706         (1,371)          196         (1,526)       (2,725)       (3,044)
  Other........................        1,110           34         (5,632)           --            (16)        4,685            181
                                 -----------  -----------   ------------   -----------  -------------  ------------   ------------
    Total other income
      (expense)................        2,786          740         (7,003)          196         (1,542)        1,960        (2,863)
                                 -----------  -----------   ------------   -----------  -------------  ------------   ------------
Income (loss) before benefit from
  income taxes ................     (14,649)        2,574           (880)          668            363        (2,725)      (14,649)
Benefit from income taxes......      (5,581)           --              --           --             --            --        (5,581)
                                 ----------   -----------   -------------  -----------  -------------  ------------   -----------
Net income (loss)..............  $   (9,068)  $     2,574   $       (880)  $       668  $         363  $     (2,725)  $    (9,068)
                                 ==========   ===========   ============   ===========  =============  ============   ===========

                Condensed Consolidating Statement of Cash Flows
                              (in thousands)

                                                                     Three Months Ended March 31, 1998
                                                      Wholly         Foreign     Mostly
                                                      Owned        Guarantor      Owned
                                                    Guarantor        Sub-        Guarantor  Non-guarantor              Consolidated
                                          Parent   Subsidiaries    sidiaries   Subsidiaries Subsidiaries  Eliminations    Total
Operating activities:
  Net income .........................   $  6,450     $ 51,270     $  6,000     $    117     $    282     $(57,669)    $  6,450
  Adjustments to reconcile
    net income to net cash
    provided by
    operating activities:
  Loss on early extinguishment
   of debt, net ......................        734         --           --           --           --           --            734
  Depreciation and
    amortization of
    property .........................      1,619        3,120        5,311          357           43         --         10,450
  Amortization of
    drydocking costs .................        855          512          778           60         --           --          2,205
  Amortization of
    intangible assets ................          2          411          762         --           --           --          1,175
  Amortization of discount
    on long-term
    debt and financing costs .........        245         --           --           --           --           --            245
  Provision for bad debts ............         39          188           30         --           --           --            257
  Provision for deferred taxes .......      3,403         --           --           --           --           --          3,403
  Minority partners' equity
    in earnings of
    subsidiaries, net ................       --           --           --           --           --             27           27
  Undistributed (earnings) losses
    of affiliates,  net ..............    (21,704)     (36,047)        --            (34)        --         57,636         (149)
  Other non-cash items ...............         42         --           --           --           --           --             42
  Changes in operating
    assets and lia-
    bilities, net of effect
    of acquisitions:
  Accounts receivable ................     (1,499)         883      (16,978)          73         (688)        (467)     (18,656)
  Other assets .......................      3,597       (8,330)         983         (485)      (1,873)        --         (6,108)
  Accounts payable and
    other liabilities ................     21,240       (6,464)     (13,641)         (82)       2,154          531        3,738
                                         --------     --------     --------     --------     --------     --------     --------
Net cash provided by operating
  activities .........................     15,023        5,543      (16,755)           6          (62)          58        3,813
Investing activities:
  Purchase of property ...............     (5,745)     (13,204)      (3,074)        --         (5,799)       2,744      (25,078)
  Capital contribution to
    affiliates .......................    (23,108)        --           --           --         (4,522)      27,593          (37)
  Acquisitions .......................   (303,843)         (92)        --           --           --           --       (303,935)
                                         --------     --------     --------     --------     --------     --------     --------
Net cash used in investing
  activities .........................   (332,696)     (13,296)      (3,074)        --        (10,321)      30,337     (329,050)
Financing activities:
  Proceeds from long-term debt .......    311,700         --           --           --           --           --        311,700
  Proceeds from issuance of senior
    notes, net of offering costs .....    292,500         --           --           --           --           --        292,500
  Proceeds from issuance of common
    stock, net .......................        201         --           --           --           --           --            201
  Principal payments of
    long-term debt ...................   (278,417)         (45)        --           --           --           --       (278,462)
  Payment of financing costs .........       (150)        --           --           --           --           --           (150)
  Payment of obligations under capital
    leases ...........................        (95)        (301)        --           --           --           --           (396)
  Capital contributions from parent/
    partners .........................       --            179       19,940         --         10,276      (30,395)        --
                                         --------     --------     --------     --------     --------     --------     --------
  Net cash provided by financing
    activities .......................    325,739         (167)      19,940         --         10,276      (30,395)     325,393
Increase (decrease) in cash and cash
    equivalents ......................      8,066       (7,920)         111            6         (107)        --            156
Cash and cash equivalents at beginning
    of period ........................      2,510        8,238        4,104           17           83         --         14,952
                                         --------     --------     --------     --------     --------     --------     --------
  Cash and cash equivalents at end of
    period ...........................   $ 10,576     $    318     $  4,215     $     23     $    (24)    $   --       $ 15,108
                                         ========     ========     ========     ========     ========     ========     ========

                     Condensed Consolidating Statement of Cash Flows
                                    (in thousands)

                                                                     Three Months Ended March 31, 1999
                                                                Wholly     Foreign     Mostly        Non-
                                                                Owned     Guarantor    Owned       guarantor
                                                               Guarantor     Sub-    Guarantor       Sub-               Consolidated
                                                     Parent   Subsidiaries sidiaries Subsidiaries  sidiaries Eliminations   Total
Operating activities:
  Net income (loss) ............................   $ (9,068)   $  2,574    $   (880)   $    668    $    363    $ (2,725)   $ (9,068)
  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
  Depreciation and amortization of
    property ...................................      2,602       4,696       7,188         414          45        --        14,945
  Amortization of drydocking costs .............        810       1,195       1,060          60        --          --         3,125
  Amortization of intangible assets ............          4         262         548        --          --          --           814
  Amortization of financing costs ..............        336        --          --          --            65        --           401
  Provision for bad debts ......................          9         291        --          --          --          --           300
  Provision for deferred taxes .................     (5,581)       --          --          --          --          --        (5,581)
  Minority partners' equity in
    losses of subsidiaries,
    net ........................................       --          --          --          --          --           146         146
  Undistributed (earnings)
    losses of affiliates,
    net ........................................     (1,677)        308        --          (196)       (343)      2,937       1,029
  Other non-cash items .........................         46        --          --          --          --          --            46
  Changes in operating
    assets and liabilities:
  Accounts receivable ..........................      2,335       2,169       1,353         (20)        126        (480)      5,483
  Other assets .................................      8,791      (7,565)     (3,676)      1,103      (1,730)         73      (3,004)
  Accounts payable and
    other liabilities ..........................    (11,125)     (3,080)     (2,902)     (2,012)      1,190         480     (17,449)
Net cash provided by
   (used in) operat-
   ing activities ..............................    (12,518)        850       2,691          17        (284)        431      (8,813)
Investing activities:
  Purchase of property .........................      2,774       3,607     (13,385)       --       (10,224)      4,575     (12,653)
  Capital contribution
    to affiliates ..............................     (6,135)    (13,578)      2,317        --        (7,968)     25,199        (165)
  Acquisitions and completed
    construction ...............................       --        (4,502)        816        --        (1,416)       --        (5,102)
                                                   --------    --------    --------    --------    --------    --------    --------
Net cash used in
  investing activities .........................     (3,361)    (14,473)    (10,252)       --       (19,608)     29,774     (17,920)
Financing activities:
  Proceeds from long-term debt .................     31,008      14,471        --          --          --          --        45,479
  Proceeds from issuance
    of common stock, net .......................        213        --          --          --          --          --           213
  Principal payments of
    long-term debt .............................    (16,113)       (127)       --          --          --          --       (16,240)
  Payment of financing costs ...................        (50)       --          --          --          --          --           (50)
  Payment of obligations
    under capital leases .......................       (199)       (432)       --          --          --          --          (631)
  Capital contributions
    from parent/partners .......................       --           904      10,712        --        18,589     (30,205)       --
                                                   --------    --------    --------    --------    --------    --------    --------
  Net cash provided by
    (used in)financing
    activities .................................     14,859      14,816      10,712        --        18,589     (30,205)     28,771
Increase (decrease) in
    cash and cash
    equivalents ................................     (1,020)      1,193       3,151          17      (1,303)       --         2,038
Cash and cash equivalents
    at beginning of period .....................      1,401       2,118       3,460          31       2,167        --         9,177
                                                   --------    --------    --------    --------    --------    --------    --------
  Cash and cash equivalents
    at end of period ...........................   $    381    $  3,311    $  6,611    $     48    $    864    $   --      $ 11,215
                                                   ========    ========    ========    ========    ========    ========    ========

Item 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with
(1) the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and (2) the 1998 Form 10-K, including the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein.

         The MD&A contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 1998 Form 10-K.

Area of Operations Overview

         The financial information presented below represents historical results by major area of operations.

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        1998           1999
                                                                                     -----------   -----------
Revenues:
Marine support services:
   Offshore energy support.........................................................  $    56,376   $    45,738
   Offshore and harbor towing......................................................        9,467        11,354
                                                                                     -----------   -----------
                                                                                          65,843        57,092

Marine transportation services.....................................................       20,642        25,121
                                                                                     -----------   -----------
     Total revenues................................................................  $    86,485   $    82,213
                                                                                      ----------    ----------

Operating expenses:
Marine support services:
   Offshore energy support.........................................................  $    25,543   $    29,689
   Offshore and harbor towing......................................................        4,665         5,766
                                                                                     -----------   -----------
                                                                                          30,208        35,455

Marine transportation services.....................................................       15,015        18,071
                                                                                     -----------   -----------
     Total operating expenses......................................................  $    45,223   $    53,526
                                                                                      ----------    ----------

Direct overhead expenses:
Marine support services:
   Offshore energy support.........................................................  $     3,074   $     4,280
   Offshore and harbor towing......................................................        1,158         1,401
                                                                                     -----------   -----------
                                                                                           4,232         5,681

Marine transportation services.....................................................        1,270         1,434
                                                                                     -----------   -----------
     Total direct overhead expenses................................................        5,502         7,115
                                                                                     -----------   -----------

Fleet EBITDA (1):
Marine support services:
   Offshore energy support.........................................................  $    27,759   $    11,769
   Offshore and harbor towing......................................................        3,644         4,187
                                                                                     -----------   -----------
                                                                                     $    31,403   $    15,956

Marine transportation services.....................................................        4,357         5,616
                                                                                     -----------   -----------
   Total fleet EBITDA(1)...........................................................       35,760        21,574

Corporate overhead expenses........................................................        3,572         3,599
                                                                                     -----------   -----------
EBITDA (1).........................................................................       32,188        17,973
Depreciation and amortization expenses.............................................       11,625        15,759
                                                                                     -----------   -----------
Income from operations.............................................................  $    20,563   $     2,214
                                                                                     ===========   ===========

-------------------
(1) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. Fleet EBITDA is EBITDA before corporate overhead expenses. EBITDA and fleet EBITDA are not recognized by generally accepted accounting principles, should not be considered as alternatives to net income as indicators of the Company's operating performance, or as alternatives to cash flows from operations as a measure of liquidity, and do not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly named measures reported by other companies.

Revenue Overview

  Marine Support Services

         Revenue derived from vessels providing marine support services is attributable to the Company=s offshore energy support fleet and its offshore and harbor towing operations.

         Offshore Energy Support. Revenue derived from the Company=s offshore energy support services is primarily a function of the size of the Company=s fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore drilling, production, and construction activities, which are in turn heavily dependent upon the price of crude oil. Further, in many areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore service vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.

                                                                       1998                             1999
                                                     ------------------------------------------      ---------
                                                         Q1         Q2         Q3        Q4              Q1
                                                     ---------  ---------  ---------  ---------      ---------
Number of supply boats at end of period(1).........         28         29         27         24             21
Average supply boat day rates(2)...................  $   8,475  $   8,211  $   6,505  $   5,191      $   4,530
Average supply boat utilization(3).................        86%        80%        55%        72%            70%

Number of crew boats at end of period(4)...........         39         39         38         37             33
Average crew boat day rates(2)(4)..................  $   2,419  $   2,502  $   2,375  $   2,383      $   2,097
Average crew boat utilization(3)(4)................        89%        91%        77%        83%            69%

(1) The decline in the number of supply boats in the third and fourth quarters of 1998 and first quarter of 1999 primarily reflects bareboat chartering and the redeployment of boats to other global regions in response to declines in utilization and day rates in the U.S. Gulf of Mexico.
(2) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(3) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(4) Excludes utility boats. The decline in the number of crew boats in the third and fourth quarters of 1998 and first quarter of 1999 primarily reflects the redeployment of boats to other global regions in response to declines in utilization and day rates in the U.S. Gulf of Mexico.

         As indicated in the above table, average supply boat day rates began to decline in the second quarter of 1998 and continued to decline for the balance of the year and in 1999. Supply boat utilization declined sharply in the second and third quarters of 1998, improving in the fourth quarter due to the redeployment of idle vessels from the U.S. Gulf of Mexico to international markets. At May 10, 1999, supply boat day rates averaged approximately $4,000 per day. The current low level of supply boat day rates is expected to continue until energy exploration and production activities return to higher levels, which in turn is dependent upon a sustained improvement in energy prices.

         At May 10, 1999, crew boat day rates averaged approximately $1,950 per day. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until energy exploration and production activities return to higher levels.

         The following table shows rate and utilization information for foreign operations:

                                                                       1998                             1999
                                                      -----------------------------------------      ---------
                                                         Q1         Q2         Q3        Q4              Q1
                                                      --------  ---------  ---------  ---------      ---------
Number of anchor handling tug/supply boats.........         66         67         66         69             67
Average anchor/handling tug/supply
  boat day rates(1)................................   $  5,505   $  6,008   $  5,914   $  5,727      $   4,817
Average anchor handling tug/supply boat
  utilization(1)(2)................................        75%        77%        77%        77%            61%

Number of crew/utility boats.......................         32         33         31         36             38
Average crew/utility boat day rates(2).............  $   1,549  $   1,544  $   1,588  $   1,616      $   1,543
Average crew/utility boat utilization(3)...........        75%        76%        72%        67%            65%

--------------------
(1)  Includes anchor handling tug boats.
(2) Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.
(3) Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

         As indicated in the above table, foreign anchor handling tugs/supply boats experienced stable utilization rates during 1998, but moderate declines in day rates during the second half of the year. Foreign crew/utility boats experienced a slight increase in day rates over the full year, with declines in utilization rates during the second half. In general, both types of operations remained steady in 1998 as compared to declines in the comparable U.S. markets. However, foreign rates continued to decline in the first quarter of 1999. At May 10, 1999, day rates averaged approximately $5,400 per day for foreign anchor handling tugs/supply boats and approximately $1,500 for foreign crew/utility boats.

         Offshore and Harbor Towing. Revenue derived from the Company=s tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

Marine Transportation Services

         Generally, demand for industrial petrochemical transportation services coincides with overall economic activity.

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

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repairs, fuel, and insurance. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Area of Operations Overview -- Overview of Operating Expenses and Capital Expenditures" in the 1998 Form 10-K.

         Beginning in the first quarter of 1999, the Company implemented a plan to reduce operating and overhead expenses as well as capital expenditures (see "Liquidity and Capital Resources" below). These expense reductions are not fully reflected in the comparisons below since (1) such reductions were implemented during or subsequent to the 1999 first quarter and (2) expenses in the 1999 quarter increased over those of the 1998 quarter, reflecting the substantial increase in the size of the Company.

Results of Operations

   Three months ended March 31, 1999 compared with the three months ended March 31, 1998

         Revenue. Revenue decreased 5.0% to $82.2 million for the three months ended March 31, 1999 from $86.5 million for the three months ended March 31, 1998, primarily due to lower revenue from the Company's offshore energy support operations.

         Revenue from offshore energy operations fell 19.0% for the three months ended March 31, 1999 compared to the 1998 period, primarily due to lower utilization and day rates for supply boats and crew boats resulting from the decline in offshore exploration and production activity. During the 1999 period, domestic day rates for supply boats owned, operated, or managed by the Company declined 47% from the 1998 period, while domestic day rates for crew boats owned, operated, or managed by the Company fell 13% from the 1998 period. Internationally, day rates for anchor handling tugs/supply boats fell 16% to $4,817 from $5,727, while day rates for crew/utility boats declined 5% from $1,616 to $1,543.

         Offshore and harbor towing revenue increased 20% to $11.4 million for the three months ended March 31, 1999 from $9.5 million for the three months ended March 31, 1998, primarily due to the acquisition of seven harbor towing vessels in March 1998.

         Marine transportation revenue increased 22% to $25.1 million for the three months ended March 31, 1999 from $20.6 million for the three months ended March 31, 1998, primarily due to additional revenues earned by OSTC for marketing vessels owned by third parties and the acquisition of two product carriers in March 1998.

         Operating Expenses. Operating expenses increased 18.4% to $53.5 million for the three months ended March 31, 1999 from $45.2 million for the three months ended March 31, 1998, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting largely from acquisitions completed in 1998. As a percentage of revenue, operating expenses increased to 65% for the three months ended March 31, 1999 from 52% for three months ended March 31, 1998 due to the increase in fleet size and the decline in revenues from lower day rates in the offshore energy segment.

         Overhead Expenses. Overhead expenses increased 17.6% to $10.7 million for the three months ended March 31, 1999 from $9.1 million for the three months ended March 31, 1998, primarily due to increased staffing requirements due to acquisitions completed in 1998. As a percentage of revenue, overhead expenses increased to 13% for the three months ended March 31, 1999 from 10% for the three months ended March 31, 1998 due to the decline in revenues and increase in staffing costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 36% to $15.8 million for the three months ended March 31, 1999 compared with $11.6 million for the three months ended March 31, 1998 as a result of an increase in fleet size due to 1998 acquisitions and vessel construction.

         Income from Operations. Income from operations decreased 89% to $2.2 million, or 3% of revenue, for the three months ended March 31, 1999 from $20.6 million, or 24% of revenue, for the three months ended March 31, 1998 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 92% to $14.0 million, or 17% of revenue, for the three months ended March 31, 1999 from $7.3 million, or 8% of revenue, for the three months ended March 31, 1998, primarily as a result of debt incurred in connection with acquisitions.

         Other Income (Expense). Other expense increased to $2.9 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998, primarily due to equity losses in non-consolidated affiliates.

         Net Income. The Company had a net loss of $9.1 million for the three months ended March 31, 1999 compared to net income of $6.5 million for the three months ended March 31, 1998 primarily as a result of the factors noted above.

Liquidity and Capital Resources

         During the first quarter of 1999, the Company used $8.8 million of cash from operations, primarily reflecting the net loss for the quarter. Cash used in investing activities was approximately $17.9 million, primarily reflecting the construction of and capital improvements to vessels. Cash provided by financing activities was approximately $28.8 million, consisting of borrowings under the Credit Facility, offset in part by principal payments on debt and capital lease obligations.

         The Company's outstanding indebtedness under the Credit Facility was $269.6 million at March 31, 1999.

         As reported in the 1998 Form 10-K and elsewhere in this Report, the Company's offshore energy support business has been and continues to be adversely affected by low average day rates and utilization rates in the United States. Further, although 1998 rates in foreign markets remained steady or declined slightly as compared to those in the U.S. markets, foreign rates declined in the first quarter of 1999. As a result of these declines, the Company was not in compliance, as of March 31, 1999, with certain covenants contained in the Credit Facility. In Amendment No. 3 to the Credit Facility, the Company's bank lenders agreed to waive such noncompliance until May 17, 1999. The bank lenders have advised the Company of terms on which they propose to extend this waiver to June 30, 1999. The

Company intends to enter into negotiations with the bank lenders regarding these terms and to enter into a definitive agreement providing for such an extension. However, no assurance can presently be given that the Company and the bank lenders will reach agreement concerning such an extension or as to the terms of such an extension. The Company has made, in a timely manner, all payments required under the Credit Facility and remains in compliance with its payment obligations thereunder.

         The Company is continuing to implement a plan to improve liquidity, which contemplates the following principal actions:

o Asset Dispositions. The Company has agreed to sell certain vessels for estimated gross cash proceeds of $21.4 million. Although the completion of these transactions is subject to various conditions (including, one case involving the sale of a vessel for estimated gross cash proceeds of $15.6 million, the negotiation and execution of definitive agreements), the Company anticipates that all of these sales will be completed by the end of the 1999 second quarter. Under the terms of the Credit Facility, all or a substantial portion of the net cash proceeds of these sales will be used to permanently reduce borrowings under the Credit Facility.

     The Company has also identified certain other assets that it intends to sell and is considering the sale of additional assets in order to raise significant amounts of cash.

o New and Amended Financing Arrangements. As noted above, the Company is seeking to obtain longer-term waivers of the covenants contained in the Credit Facility. In addition, the Company is seeking alternative means of financing.

o Reductions in Capital Expenditures. The Company is curtailing or deferring certain capital expenditures. In particular, the Company is deferring certain scheduled drydockings of vessels, consistent with safety and operational considerations. The Company has also taken certain actions, and is considering other actions, to cancel the construction and/or to dispose of vessels currently under construction. Such actions could result in claims against the Company for the costs of construction and, possibly, other amounts; however, the Company has not yet determined whether or the extent to which it may be subject to such claims. The estimated furture cost of completing vessels currently under construction was $32.4 million at May 10, 1999; such amount does not reflect the actions being taken by the Company to cancel construction and/or dispose of vessels currently under construction or any claims that may result from those actions.

o Reductions in Operating and Overhead Expenses. The Company has reduced operating and overhead expenses throughout its operations, and additional reductions are expected to be implemented in the future. These reductions have been effected through salary reductions, a freeze on the hiring of additional employees, and headcount reductions through selected layoffs at certain locations, as well as through attrition. Reductions in operating expenses are also expected to be achieved by reducing crew costs and deferring other expenses, consistent with safety and operational considerations. These reductions are estimated to generate annual savings of $11.7 million.

o Improvements in Working Capital Management. The Company plans to improve its working capital position by, among other things, strengthening its efforts to collect receivables.

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

         The Company's Year 2000 program has focused on the two major components of the Company's operations - land-based systems and vessel-based systems - with separate teams for computer operations/information systems, facilities management, and vessel operations. Each team is implementing the program in the following four phases:

o Assessment, including taking physical inventories of all computer-based equipment and software, as well as digital and analog control systems; establishing testing procedures for checking Year 2000 readiness; and carrying out those testing procedures. This phase has been completed for both land-based and vessel-based systems, except to the extent that the Company is seeking to determine, based on communications with third-party suppliers and customers, whether and to what extent the Company may face disruptions in supplies or services (such as ports and utilities) provided by suppliers or cessation of operations by customers. The Company estimates that such determination has been made with respect to approximately 90% of such third-party suppliers and customers and that such determination should be completed by the end of May 1999.

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

         The above discussion of the Year 2000 Issue is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. However, such Act does not protect the Company against proceedings under the federal securities laws, including enforcement proceedings by the Commission arising out of material misstatements in and omissions from the above discussion.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

         As of March 31, 1999, the Company was not in compliance with certain covenants contained in the Credit Facility. The Company has entered into an Amendment and Interim Waiver, dated as of March 31, 1999, in which its bank lenders have agreed to waive such noncompliance until May 17, 1999. For additional information, see Note 2 to the financial statements in this Report; "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"; and Amendment No. 3, which is filed as an exhibit to this Report and incorporated by reference herein.

Item 6.   Exhibits and Reports on Form 8-K.

a.        Exhibits.

          10.1 - Amendment No. 2, dated as of March 31, 1999, of Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1998.

          10.2 - Amendment No. 3 and Interim Waiver, dated as of March 31, 1999, of Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 12, 1999.

          10.3 - Hvide Marine Incorporated Key Employee Stock Compensation Plan.

          27 - Financial Data Schedule

b. Reports on Form 8-K.

          Not applicable.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer

Date:  May 17, 1999