Form 10-Q
period 1999-06-30
HVIDE MARINE INC
filed 1999-08-16
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

                   Commission File Number: 0-28732



                      HVIDE MARINE INCORPORATED


State of Incorporation:  Florida                 I.R.S. Employer I.D. 65-0524593

                            2200 Eller Drive
                            P.O. Box 13038
                     Ft. Lauderdale, Florida  33316
                             (954) 523-2200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.

                             Yes          X                   No



There were 12,997,939 and 2,547,064 shares of Class A Common Stock, per value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at August 9, 1999.

HVIDE MARINE INCORPORATED

Quarter ended June 30, 1999

Index


                                                                         Page


Part I.  Financial Information

 Item 1.  Financial Statements............................................ 1

    Condensed Consolidated Balance Sheets at
    December 31, 1998 and June 30, 1999 (Unaudited)....................... 2

    Condensed Consolidated Statements of Operations for the
    three and six months ended June 30, 1998 and 1999 (Unaudited)......... 4

    Condensed Consolidated Statements of Cash Flows for the
    six months ended June 30, 1998 and 1999 (Unaudited).................... 5

    Notes to Condensed Consolidated Financial Statements................... 6

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................19

Part II.  Other Information

 Item 1.  Legal Proceedings................................................32

 Item 3.  Defaults Upon Senior Securities..................................33

 Item 5.  Other Information................................................33

 Item 6.  Exhibits and Reports on Form 8-K.................................33

 Signature.................................................................34






 As used in this Report, the term "Parent" means Hvide Marine Incorporated, and the term "Company" means the Parent and/or one or more of its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Hvide Marine Incorporated and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                                                                    December 31,        June 30,
                                                                                        1998              1999
                                                                                  ---------------   --------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents................................................      $        9,177    $       13,247
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $2,169
     and $2,416, respectively...............................................              67,961            55,864
     Insurance claims and other.............................................              11,915             7,997
   Escrow deposit and other.................................................                  --            31,799
   Inventory, spare parts and supplies......................................              17,455            18,993
   Prepaid expenses.........................................................               4,342             2,734
   Deferred costs, net......................................................              10,482             8,492
                                                                                  --------------    --------------
       Total current assets.................................................             121,332           139,126

Property:
   Construction in progress.................................................              39,455             6,575
   Vessels and improvements.................................................             889,903           880,819
     Less accumulated depreciation..........................................             (91,309)         (118,807)
   Furniture and equipment..................................................              17,297            22,254
     Less accumulated depreciation..........................................              (3,540)           (4,996)
                                                                                  --------------    --------------
       Net property.........................................................             851,806           785,845

Other assets:
   Deferred costs, net......................................................              20,978            19,939
   Investment in affiliates.................................................              23,421            25,515
   Goodwill, net............................................................              86,955            85,347
   Other....................................................................               4,333             4,030
                                                                                  --------------    --------------
     Total other assets.....................................................             135,687           134,831
                                                                                  --------------    --------------
       Total assets.........................................................      $    1,108,825    $    1,059,802
                                                                                  ==============    ==============


See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                   December 31,         June 30,
                                                                                        1998             1999
                                                                                  ---------------  -------------
                                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................      $       25,822   $      13,280
     Current maturities of long-term debt...................................               9,011          30,427
     Current obligations under capital leases...............................               2,991           3,218
     Debt subject to acceleration...........................................             252,954         244,901
     Accrued interest.......................................................               9,864          10,400
     Other..................................................................              25,716          25,232
                                                                                  --------------   -------------
       Total current liabilities............................................             326,358         327,458
Long-term liabilities:
     Long-term debt.........................................................              33,564          43,641
     Obligations under capital leases.......................................              36,983          35,635
     Senior Notes...........................................................             300,000         300,000
     Deferred income taxes..................................................              32,721          16,122
     Other..................................................................               5,551           4,758
                                                                                  --------------   -------------
       Total long-term liabilities..........................................             408,819         400,156
                                                                                  --------------   -------------
         Total liabilities..................................................             735,177         727,614

Company obligated manditorily redeemable preferred securities of a
  subsidiary trust holding solely debentures issued by the Company..........             115,000         115,000
Minority partners' equity in subsidiaries...................................              10,613           1,356

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $1.00 par value, authorized 10,000 shares issued and outstanding, none...........................................
   Class A Common Stock -- $.001 par value, authorized 100,000,000
     shares, issued and outstanding 12,872,629 and 12,985,815...............                  13              13
   Class B Common Stock -- $.001 par value, authorized 5,000,000
     shares, issued and outstanding, 2,547,064..............................                   2               2
   Additional paid-in capital...............................................             196,822         197,176
   Retained earnings........................................................              51,198          18,640
                                                                                  --------------   -------------
     Total stockholders' equity.............................................             248,035         215,832
     Total minority partners' equity in subsidiaries
       and stockholders' equity.............................................             258,648         217,188
                                                                                  --------------   -------------
       Total................................................................      $    1,108,825   $   1,059,802
                                                                                  ==============   =============


See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                              June 30,                          June 30,
                                                                  ------------------------------   -------------------------------
                                                                        1998            1999            1998              1999
                                                                  --------------    ------------   --------------    -------------
                                                                                (In thousands, except per share data)
Revenues.....................................................     $      109,332    $    78,316    $      195,817    $     160,529

Operating Expenses:
     Crew payroll and benefits...............................             23,461         20,525            42,548           42,975
     Charter hire and bond guarantee fee.....................              4,837          4,961             8,466            8,522
     Repairs and maintenance.................................              8,030         10,389            14,675           19,769
     Insurance...............................................              3,465          2,977             6,355            6,245
     Consumables.............................................              8,502          7,513            15,231           15,702
     Other...................................................              9,448          6,031            15,691           12,708
                                                                      ----------     ----------        ----------        ---------
       Total operating expenses..............................             57,743         52,396           102,966          105,921
Selling, general and administrative expenses.................             11,222         11,169            20,296           21,883
Depreciation and amortization................................             12,246         16,680            23,871           32,439
                                                                      ----------     ----------        ----------        ---------
     Income (loss) from operations...........................             28,121         (1,929)           48,684              286
Interest, net................................................             11,088         17,008            18,380           31,009
Other income (expense):
     Minority interest and equity in
       earnings of subsidiaries..............................             (1,678)        (2,111)           (3,425)          (5,156)
     Loss on disposal of assets..............................                (78)       (14,318)              (15)         (14,136)
                                                                      -----------    ----------        ----------        ---------
       Total other income (expense)..........................             (1,756)       (16,429)           (3,440)         (19,202)
                                                                      ----------     ----------        ----------        ---------
Income (loss) before provision for (benefit from)
     income taxes and extraordinary item.....................             15,277        (35,366)           26,864          (50,015)
Provision for (benefit from) income taxes....................              5,805        (11,649)           10,208          (17,230)
                                                                      ----------     ----------        ----------        ---------
Income (loss) before extraordinary item......................              9,472        (23,717)           16,656          (32,785)
Loss on early extinguishment of debt,
     net of income tax benefit of $413.......................                 --             --               734               --
                                                                      ----------     ----------        ----------        ---------
       Net income (loss).....................................         $    9,472     $  (23,717)       $   15,922        $ (32,785)
                                                                      ==========     ==========        ==========        =========
Earnings (loss) per common share - basic:
     Income (loss) before extraordinary item.................         $    0.62      $   (1.53)        $    1.09         $  (2.12)
     Loss on early extinguishment of debt....................                --             --             (0.05)              --
                                                                      ---------      ---------         ----------        --------
       Net income (loss) per common share - basic............         $    0.62      $   (1.53)        $    1.04         $  (2.12)
                                                                      =========      =========         =========         ========
Earnings (loss) per common share-assuming dilution:
     Income (loss) before extraordinary item.................         $    0.55      $   (1.53)        $    0.97         $  (2.12)
     Loss on early extinguishment of debt....................                --              --            (0.04)               --
                                                                      ---------      ----------        ---------         ---------
       Net income (loss) per common share -
         assuming dilution...................................         $    0.55      $   (1.53)        $    0.93         $  (2.12)
                                                                      =========      =========         =========         ========

Weighted average common shares outstanding - basic...........            15,308         15,497            15,299            15,461
                                                                      =========      =========         =========         =========

Weighted average common and common equivalent shares
     outstanding - assuming dilution.........................            19,475         15,497            19,503            15,461
                                                                      =========      =========         =========         =========

                                                    See accompanying notes.

                          Hvide Marine Incorporated and Subsidiaries
                       Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                           1998              1999
                                                                                      --------------    -------------
                                                                                               (In thousands)
Operating Activities:
   Net income (loss).............................................................     $      15,922     $      (32,785)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Loss on early extinguishment of debt, net.................................               734                --
       Depreciation and amortization.............................................            23,871            32,440
       Provision for bad debts...................................................               546               471
       Loss on disposal of property..............................................                --            14,130
       Amortization of drydocking costs..........................................             5,738             6,048
       Amortization of discount on long-term debt and financing costs............               555               892
       Provision for (benefit from) deferred taxes...............................             7,156           (17,230)
       Minority partners' equity in earnings of subsidiaries, net................                52               293
       Undistributed losses (earnings) of affiliates, net........................              (366)            1,124
       Other non-cash items......................................................                82               104
     Changes in operating assets and liabilities, net of effect of acquisition:
       Accounts receivable.......................................................           (33,713)           15,543
       Current and other assets..................................................           (10,720)           (3,436)
       Accounts payable and other liabilities....................................            16,089           (12,548)
                                                                                        -----------       -----------
         Net cash provided by operating activities...............................            25,946             5,046

Investing Activities:
     Purchase of property........................................................           (51,735)          (15,282)
     Payments on vessels under construction......................................                --            (5,102)
     Capital contribution to affiliates..........................................           (18,537)           (3,164)
     Cash paid for acquisitions..................................................          (337,635)               --
                                                                                        -----------       -----------
         Net cash used in investing activities...................................          (407,907)          (23,548)

Financing Activities:
     Proceeds from short-term borrowings.........................................                --             5,000
     Proceeds from long-term borrowings..........................................           383,700            45,479
     Proceeds from issuance of Senior Notes, net of offering costs...............           292,500                --
     Repayment of long-term borrowings...........................................          (285,801)          (21,768)
     Payment of debt and other financing costs...................................              (247)               --
     Payment of obligations under capital leases.................................              (880)           (1,391)
     Proceeds from issuance of common stock......................................               387               252
     Repayment of short-term debt................................................                --            (5,000)
                                                                                        -----------       -----------
       Net cash provided by (used in) financing activities.......................           389,659            22,572
                                                                                        -----------       -----------

Increase in cash and cash equivalents............................................             7,698             4,070
Cash and cash equivalents at beginning of period.................................            14,952             9,177
                                                                                        -----------       -----------
Cash and cash equivalents at end of period.......................................       $    22,650       $    13,247
                                                                                        ===========       ===========

Supplemental Cash Flow Disclosure:
     Interest paid...............................................................       $     9,564       $    29,681
                                                                                        ===========       ===========
     Capital leases assumed in the acquisition of vessels........................       $    10,025       $        --
                                                                                        ===========       ===========
       Proceeds from disposal of property placed in escrow.......................       $        --       $    31,799
                                                                                        ===========       ===========

                            See accompanying notes.

                  HVIDE MARINE INCORPORATED AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

1.   Basis of Presentation

         The interim consolidated financial statements in this Report are unaudited. In accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"), certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Parent's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). The interim consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three and six-month interim periods ended June 30, 1999 are not necessarily indicative of the results of operations for the fiscal year ending December 31, 1999.

2. Liquidity and Management's Plans


         The Company has experienced a severe downturn in offshore energy support vessel day rates and utilization, which has resulted in declines in revenue and operating cash flow. Due to the deterioration of its financial position, the Company was not in compliance with certain covenants under the Credit Facility as of March 31 and June 30, 1999. The Company's bank lenders have waived the Company's noncompliance through August 20, 1999 (see Note 3). There can be no assurance that the current waiver will be extended or as to the terms of any extension.

         In addition to negotiating with its bank lenders to obtain waivers or amendments of the Credit Facility, the Company has taken various actions to increase liquidity, including (i) reducing operating and overhead expenses; (ii) disposing of assets to increase available cash; (iii) reducing and deferring capital expenditures, consistent with safety and operational needs; and (iv) deferring dividend payments on the Trust Convertible Preferred Securities.

         The Company has no additional borrowing capacity. While the Company is in active discussions with representatives of certain major creditors concerning a possible restructuring plan, there can be no assurance as to whether or when the Company will agree to the terms of a plan or will be in a position to implement such a plan. Should the Company not reach agreement as to the terms of such a plan, it will likely exhaust its available cash and would be forced to seek bankruptcy protection.

         The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

3.   Senior Notes and Other Debt

         The Company has $300.0 million of 8.375% Senior Notes due 2008 (the "Senior Notes") outstanding. Interest on the Senior Notes is payable semi-annually in arrears on February 15 and August 15, and they mature on February 15, 2008. The Senior Notes are guaranteed by certain of the Company's subsidiaries (see Note 8).

         Other long-term debt consisted of the following (in thousands):

                                                                                    December 31           June 30,
                                                                                         1998               1999
                                                                                  ----------------    ---------------
         Lines of Credit....................................................      $       135,000     $       157,008
         Term Loan..........................................................              117,954             109,321
         Title XI Debt......................................................               36,701              33,970
         Notes Payable                                                                      5,874              18,669
                                                                                  ---------------     ---------------
                                                                                          295,529             318,968
         Less:  Current maturities and debt subject to acceleration.........              261,965             275,327
                                                                                  ---------------     ---------------
                                                                                  $        33,564     $        43,641
                                                                                  ===============     ===============

         Current maturities of long-term debt include $252.9 million at December 31, 1998 and $266.3 million at June 30, 1999 of borrowings under the Company's Amended and Restated Revolving Credit and Term Loan Agreement with a group of banks (such Agreement, as amended, the "Credit Facility"). At June 30, 1999, the Company's outstanding indebtedness under the revolving credit portion of the
Credit Facility was approximately $157.0 million and approximately $109.3 million was outstanding under the term loan portion of the Credit Facility. Interest rates on borrowings under the Credit Facility was 12.75% at June 30, 1999.

         During and subsequent to the quarter ended June 30, 1999, the Company entered into amendments to the Credit Facility that provided, among other things, for (1) increased commitment fees and/or the payment of certain other fees; (2) increased interest on borrowings; and (3) waiver of noncompliance with certain covenants in the Credit Facility. The most recent amendment, dated as of July 30, 1999, provides for a waiver of such noncompliance to August 20, 1999; it also provides for an increase in the rate of interest on borrowings to the "Base Rate" plus 7% per annum (to be increased to 10% if the borrowings under the Credit Facility are not repaid by August 20, 1999) and for a $500,000
"extension" fee that will be refunded if the borrowings under the Credit Facility are repaid by August 20, 1999. No assurance can be given that the Company and the bank lenders will reach agreement concerning a further extension of the above waiver or as to the terms of such an extension.

         At June 30, 1999, the Company had approximately $34.0 million of Title XI debt that is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 1, 2021. Under the terms of the Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants.

         The Company has outstanding notes payable that bear interest at rates ranging from 7.92% to 8.5% and mature at various dates through November 2011. The notes payable are collateralized by certain vessels.

         At June 30, 1999, the Company also had letters of credit outstanding in the amount of approximately $3.2 million which expire on various dates through December 2002. These letters of credit are not secured by any collateral.

4.   Redeemable Preferred Securities

         At June 30, 1999, Hvide Capital Trust, a wholly owned consolidated subsidiary of the Company (the "Trust"), had outstanding 2,300,000 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") with a principal amount of $115.0 million and 71,134 6 1/2% Trust Convertible Common Securities with a principal amount of $3.6 million. The proceeds of the issuance of these securities in June 1997 were invested by the Trust in $118.6 aggregate principal amount of the Company's 6 1/2% Convertible Subordinated Debentures due June 15, 2012 (the "Debentures"). The Debentures represent the sole assets of the Trust and constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. Pursuant to the terms of the agreement, the Company has deferred the payment of dividends on these securities during 1999. Accordingly, $3.7 million of preferred distributions are included in other liabilities on the accompanying June 30, 1999 consolidated balance sheet.


 5.  Equity Investment in Affiliate

         During 1998, the paid $18.5 million to increase its equity interest in five double-hull carriers (collectively the Lightship Tankers) from 0.8% to 50.8%. Three of these carriers were delivered in 1998 and the final two were delivered in 1999. At the time of the increase in its equity interest, the Company intended, and it still intends, to reduce its equity interest to less than 50%. Accordingly, the Company has accounted for this temporary investment under the equity method and has been actively marketing a portion of the investment. There can be no assurance that the Company will be successful in reducing the investment. Should the Company be unable to reduce its investment, the Lightship Tankers will be consolidated with the Company in its September 30, 1999 consolidated financial statements.

         Summary financial information for the Lightship Tankers as of and for the periods ended December 31, 1998 and June 30, 1999 is as follows (in thousands):



                                          December 31,             June 30,
                                              1998                  1999
                                          -------------         -------------

         Current assets................   $      10,652         $      14,982
         Vessels and other assets......         254,220               257,424
         Current liabilities...........           6,579                 5,918
         Long term debt................         221,373               231,014

         Revenues......................           3,185                20,045
         Loss from operations..........            (37)                 3,892
         Net loss......................           (130)               (2,213)

6.  Loss on Disposal of Assets

         During the quarter ended June 30, 1999, the Company sold or entered into agreements to sell eight vessels (excluding vessels under construction) for net cash proceeds of approximately $32.3 million. Under the terms of the Credit Facility, a portion of the proceeds has been used to permanently reduce borrowings thereunder. Accordingly, $25.3 million of amounts paid and receivable pursuant to vessel sales are included in Escrow Deposits and Other on the accompanying balance sheet, pending the use of such funds to reduce borrowings under the Credit Facility. The remaining proceeds may be used for general working capital purposes, subject to certain conditions as outlined in the Credit Facility, as amended.

7.   Income Taxes

         For the six months ended June 30, 1998 and 1999, the provision for (benefit from) income taxes was computed using estimated annual effective tax rate of 38% and 34%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

8.   Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share before extraordinary item (in thousands, except per share amounts):

                                                                       Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                  -----------------------------  ----------------------------
                                                                        1998           1999            1998           1999
                                                                  -------------   -------------  -------------   ------------
Numerator:
   Income (loss) before extraordinary item..................      $      9,472    $   (23,717)   $     16,656    $   (32,785)
                                                                  ------------    -----------    ------------    -----------
   Numerator for basic earnings (loss) per share
   Income (loss) applicable to common shareholders..........             9,472        (23,717)         16,656        (32,785)

Effect of dilutive securities:
   Dividend on Trust Convertible Preferred Securities                    1,159             --(1)        2,317             --(1)
                                                                  ------------    -----------    ------------    -----------

Numerator for diluted earnings (loss) per share
   income (loss) applicable to common shareholders
   after assumed conversion.................................      $     10,631    $   (23,717)   $     18,973    $   (32,785)
                                                                  ============    ===========    ============    ===========

Denominator:
   Denominator for basic earnings per
     weighted average shares................................            15,308         15,497          15,299         15,461

Effect of dilutive securities:
   Trust Convertible Preferred Securities...................             4,035             --(1)        4,035             --(1)
   Deferred compensation....................................                13             56               7             38
   Stock options............................................               119             --(2)          162             --(2)
                                                                  ------------    -------------  ------------    -----------
Dilutive potential common shares............................             4,167             56           4,204             38
Denominator for diluted earnings (loss) per share
   adjusted weighted average shares and assumed
   conversions..............................................            19,475         15,553          19,503         15,499
                                                                  ============    ===========    ============    ===========

Earnings (loss) per share before extraordinary item.........      $       0.62    $     (1.53)   $       1.09    $    (2.12)
                                                                  ============    ===========    ============    ==========

Earnings (loss) per share before extraordinary item -
   assuming dilution........................................      $       0.55    $     (1.53)   $       0.97    $    (2.12)
                                                                  ============    ===========    ============    ==========


(1)  Excludes  the  assumed  conversion  of  the  Trust  Convertible   Preferred
     Securities as the effect is anti-dilutive for the period.
(2)  Excludes  the  assumed   exercise  of  stock   options  as  the  effect  is
     anti-dilutive for the period.

9.   Segment and Geographic Data

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

         The  following  schedule  presents   information  about  the  Company's
operations in its three business segments (in thousands):



                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                         June 30,
                                                                       1998           1999              1998          1999
                                                                   -----------    ------------      ------------  -----------
Revenues:
     Offshore energy support...................................    $    67,533    $     39,097      $  123,909     $   84,835
     Offshore and harbor towing................................         11,824          11,414          21,291         22,768
     Marine transportation services............................         29,975          27,805          50,617         52,926
                                                                   -----------     -----------      ----------     ----------
Consolidated revenues..........................................    $   109,332     $    78,316      $  195,817     $  160,529
                                                                    ==========      ==========       =========      =========

Operating expenses
     Offshore energy support...................................    $    29,733     $    27,362      $   55,277     $   57,051
     Offshore and harbor towing................................          6,375           5,621          11,041         11,387
     Marine transportation services............................         21,634          19,413          36,649         37,483
                                                                   -----------     -----------      ----------     ----------
Consolidated operating expenses................................    $    57,742     $    52,396     $   102,967     $  105,921
                                                                    ==========      ==========      ==========      =========

Selling, general and administrative expenses
     Offshore energy support...................................    $     3,905     $     4,238     $     6,979     $    8,517
     Offshore and harbor towing................................          1,442           1,116           2,599          2,517
     Marine transportation services............................          1,807           1,070           3,214          2,641
     General corporate.........................................          4,068           4,745           7,503          8,208
                                                                   -----------     -----------     -----------     ----------
Consolidated selling, general and administrative expenses......    $    11,222     $    11,169     $    20,295     $   21,883
                                                                    ==========      ==========      ==========      =========

Depreciation and amortization
     Offshore energy support...................................    $     8,347     $    11,612     $    16,717     $   22,503
     Offshore and harbor towing................................            816           1,074           1,750          2,159
     Marine transportation services............................          2,810           3,519           5,024          7,024
     General corporate.........................................            273             475             379            753
                                                                   -----------     -----------     -----------     ----------
Consolidated depreciation and amortization.....................    $    12,246     $    16,680     $    23,870     $   32,439
                                                                    ==========      ==========      ==========      =========

Income (loss) from operations
     Offshore energy support...................................    $    25,548     $    (4,115)    $    44,936     $   (3,236)
     Offshore and harbor towing................................          3,191           3,603           5,901          6,705
     Marine transportation services............................          3,724           3,803           5,730          5,778
     General corporate.........................................         (4,341)         (5,220)         (7,882)        (8,961)
                                                                   -----------     -----------     -----------     ----------
Consolidated income (loss) from operations.....................    $    28,122     $    (1,929)    $    48,685     $      286
                                                                    ==========      ==========      ==========      =========

Income (loss) before provision for (benefit from)
  income taxes and extraordinary item
     Offshore energy support...................................    $    25,765     $   (16,927)    $    45,256     $  (17,092)
     Offshore and harbor towing................................          3,093           3,984           5,887          7,101
     Marine transportation services............................          3,675           3,651           5,658          4,537
     General corporate.........................................        (17,255)        (26,074)        (29,936)       (44,561)
                                                                   -----------     -----------     -----------     ----------
Consolidated income (loss) before provision for
  (benefit from income taxes and extraordinary item............    $    15,278     $   (35,366)    $    26,865     $  (50,015)
                                                                    ==========     ===========      ==========      =========


                                                                                December 31,         June 30,
                                                                                   1998                1999
                                                                               -------------      -------------
Identifiable assets
     Offshore energy support...........................................         $    653,687        $    598,248
     Offshore and harbor towing........................................              116,381             142,354
     Marine transportation services....................................              333,138             306,465
     Unallocated.......................................................                5,619              12,735
                                                                                ------------       -------------
                                                                                $  1,108,825       $   1,059,802
                                                                                ============       =============

Capital expenditures
     Offshore energy support...........................................         $    304,387        $     19,283
     Offshore and harbor towing........................................               27,525                 275
     Marine transportation services....................................               23,240                 286
     Unallocated.......................................................               50,057                  --
                                                                                ------------       -------------
                                                                                $    405,209       $      19,844
                                                                                ============       =============


         The Company is engaged in providing marine support and transportation services in the United States and foreign locations. The Company's foreign operations are primarily conducted in the Arabian Gulf, West Africa, Southeast Asia and Mexico. These operations are subject to risks inherent in operating in such locations.

         The following table presents selected financial information pertaining to the Company's geographic operations (in thousands):

                                                        Six Months Ended
                                                             June 30,
                                                    1998               1999
                                                 ------------    --------------
Revenues
     Domestic...............................     $    124,375     $     103,172
     Foreign................................           71,442            57,357
                                                 ------------     -------------
Consolidated revenues                            $    195,817     $     160,529
                                                 ============     =============

Income from operations
     Domestic...............................     $     34,332     $      12,593
     Foreign................................           22,235            (3,346)
     Unallocated expenses...................           (7,882)           (8,961)
                                                 ------------     -------------
Consolidated income from operations              $     48,685     $         286
                                                 ============     =============

Identifiable assets
     Domestic...............................     $    590,473     $     693,056
     Foreign................................          512,733           354,011
     Unallocated expenses...................            5,619            12,735
                                                 ------------     -------------
Consolidated identifiable assets                 $  1,108,825     $   1,059,802
                                                 ============     =============

10.  Supplemental Condensed Consolidating Financial Information

         The Senior Notes referred to in Note 3 are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes.

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

      Condensed Consolidating Balance Sheet (unaudited)
        (In thousands)

                                                                       June 30, 1999
                                                Wholly Owned   Foreign              Mostly Owned
                                                 Guarantor    Guarantor     Guarantors  Non-guarantor                  Condensed
                                      Parent   Subsidiaries  Subsidiaries Subsidiaries  Subsidiaries    Eliminations  Consolidated
Assets
Current assets
  Cash and cash equivalents        $    1,162   $     3,823  $   7,956  $          62 $          244   $              $      13,247
  Accounts receivable:
    Trade, net                          2,211        28,620     25,707                             5           (678)         55,865
   Insurance claims and other           2,662         1,575      3,755            (13)            18                          7,997
  Escrow deposits & other              28,302         3,497          0                                                       31,799
  Inventory, spare parts and supplies   2,728         5,510     10,305          1,320              0           (870)         18,993
  Prepaid expenses                        765           633      1,128             45            164                          2,735
  Deferred costs (net)                  2,454         4,528      1,444            240              0           (174)          8,492
      Total current assets             40,284        48,186     50,295          1,654            431         (1,722)        139,128
Property (net)                         98,622       280,581    371,654         36,491            748         (2,251)        785,845
Other assets:
  Deferred costs (net)                 10,501         3,763      2,368             40          3,379           (112)         19,939
  Due from affiliates                 140,864         8,452   (119,802)       (32,713)         3,366                            167
  Investment in affiliates            675,979       595,049          0          3,533          1,200     (1,250,246)         25,515
  Goodwill (net)                          111        24,076     61,160                             0                         85,347
  Other                                   876           958      2,001             12        118,571       (118,557)          3,861
      Total other assets              828,331       632,298    (54,273)       (29,128)       126,516     (1,368,915)        134,829
        Total                      $  967,237   $   961,065  $ 367,676  $       9,017 $      127,695   $ (1,372,888)  $   1,059,802

Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-
      term debt                    $   28,584   $     1,842  $       0  $             $            0   $              $      30,426
  Debt subject to acceleration        244,901                        0                                                      244,901
  Current obligations under
      capital leases                      534         2,684          0                             0                          3,218
  Accounts payable                      3,156         4,022      5,772                           330                         13,280
  Other                                14,879         8,899      8,810             37          3,739           (728)         35,636
      Total current liabilities       292,054        17,447     14,582             37          4,069           (728)        327,461
Long-term liabilities:
  Long-term debt                      433,840        28,358          0                             0       (118,557)        343,641
  Obligations under capital leases     13,965        21,670          0                             0                         35,635
  Deferred income taxes                 9,049         7,072          0                             0                         16,121
  Other                                 2,527         1,247        894             89              0                          4,757
      Total long-term liabilities     459,381        58,347        894             89              0       (118,557)        400,154
      Total liabilities               751,435        75,794     15,476            126          4,069       (119,285)        727,615
Company-obligated mandatorily
  redeemable preferred securities issued
  by a consolidated subsidiary                                       0                       115,000                        115,000
Minority partners' equity in subsidiaries                            0                             0          1,356           1,356
Stockholders' equity                  215,802       885,271    352,200          8,891          8,626     (1,254,959)        215,831
        Total                      $  967,237   $   961,065  $ 367,676  $       9,017 $      127,695   $ (1,372,888)  $   1,059,802


         Condensed Consolidating Statements of Operations (unaudited)
                               (In thousands)

                                                              Three Months Ended June 30, 1998
                                                  Wholly Owned    Foreign    Mostly Owned
                                                    Guarantor    Guarantor    Guarantor  Non-Guarantor                  Condensed
                                       Parent     Subsidiaries  Subsidiaries Subsidiaries Subsidiaries Eliminations   Consolidated
Revenues                             $  19,990    $   56,693    $    61,700   $   2,791  $     5,069  $     (36,911)  $     109,332
Operating expenses:
  Crew payroll and benefits              5,635         8,721          7,637         718          936           (186)         23,461
  Charter hire and bond guarantee fee      827        18,346             -            -          161        (14,497)          4,837
  Repairs and maintenance                2,356         1,463          2,647         225        1,339              -           8,030
  Insurance                                541         1,308          1,381          86          149              -           3,465
  Consumables                            1,962         2,653          3,580          89          372           (154)          8,502
  Other                                  2,525         2,997          3,908         136          162           (280)          9,448
      Total operating expenses          13,846        35,488         19,153       1,254        3,119        (15,117)         57,743
Selling, general and administrative
       expense                           4,749         3,843          3,353         532           21         (1,276)         11,222
Depreciation and amortization            2,184         3,805          5,682         358          217              -          12,246
Income from operations                    (789)       13,557         33,512         647        1,712        (20,518)         28,121
Net interest                            12,376             5              -         569       (1,862)             -          11,088
Other income (expense):
  Minority interest and equity earnings
    of subsidiaries                     28,435        32,673              -          35       (1,865)       (60,956)         (1,678)
  Other                                     10        (1,357)       (20,246)                   1,275         20,240             (78)
      Total other income (expense)      28,445        31,316        (20,246)         35         (590)       (40,716)         (1,756)
Income (loss) before provision for
  (benefit from) income taxes and
   extraordinary item                   15,280        44,868         13,266         113        2,984        (61,234)         15,277
Provision for (benefit from)
   income taxes                          5,805             -              -           -            -              -           5,805
Net income (loss)                    $   9,475    $   44,868    $    13,266   $     113  $     2,984  $     (61,234)  $       9,472

         Condensed Consolidating Statements of Operations (unaudited)
                                (In thousands)

                                                             Three Months Ended June 30, 1999
                                                  Wholly Owned   Foreign      Mostly Owned
                                                   Guarantor    Guarantor      Guarantors  Non-Guarantor                Condensed
                                       Parent    Subsidiaries  Subsidiaries   Subsidiaries Subsidiaries Eliminations   Consolidated
Revenues                             $  12,656    $   47,507    $       29,008   $    2,608  $      11  $    (13,474)  $     78,316
Operating expenses:
  Crew payroll and benefits              4,492         8,122             7,267          614         44           (14)        20,525
  Charter hire and bond guarantee fee      486        15,167                (8)           -          9       (10,693)         4,961
  Repairs and maintenance                1,368         3,153             5,725          144         13           (14)        10,389
  Insurance                                324         1,445             1,142           50         16             -          2,977
  Consumables                            1,118         3,441             2,982           83         14          (125)         7,513
  Other                                    333         4,119             1,972          (23)         8          (378)         6,031
      Total operating expenses           8,121        35,447            19,080          868        104       (11,224)        52,396
Selling, general and administrative
   expense                               4,956         2,942             4,565          235         34        (1,563)        11,169
Depreciation and amortization            2,780         5,074             8,412          414          -             -         16,680
Income from operations                  (3,201)        4,044            (3,049)       1,091       (127)         (687)        (1,929)
Net interest                            18,222          (116)                -          648     (1,746)            -         17,008
Other income (expense):
  Minority interest and equity earnings
    of subsidiaries                    (11,968)      (14,659)           (6,460)         194     (1,681)       32,463         (2,111)
  Other                                 (1,975)       (8,049)           (4,978)           -         (2)          686        (14,318)
      Total other income (expense)     (13,943)      (22,708)          (11,438)         194     (1,683)       33,149        (16,429)
Income (loss) before provision for
  (benfit from) income taxes and       (35,366)      (18,548)          (14,487)         637        (64)       32,462        (35,366)
  extraordinary item
Provision for (benefit from)
   income taxes                        (11,649)            -                 -            -          -             -        (11,649)
Net income (loss)                    $ (23,717)   $  (18,548)   $      (14,487)  $      637  $     (64) $     34,462   $    (23,717)

         Condensed Consolidating Statements of Operations (unaudited)
                             (In thousands)

                                                                Six Months Ended June 30, 1998
                                                  Wholly Owned    Foreign    Mostly Owned
                                                    Guarantor    Guarantor     Guarantors  Non-Guarantor                Condensed
                                       Parent    Subsidiaries    Subsidiaries Subsidiaries Subsidiaries Eliminations   Consolidated
Revenues                             $  33,359    $  109,059    $    105,134   $    5,215  $     6,861  $     (63,811)  $   195,817
Operating expenses:
  Crew payroll and benefits              9,893        16,648          13,553        1,397        1,243           (186)       42,548
  Charter hire and bond guarantee fee    1,787        33,035               -            -          215        (26,571)        8,466
  Repairs and maintenance                4,298         5,054           4,571          358          394              -        14,675
  Insurance                              1,027         2,742           2,220          195          171              -         6,355
  Consumables                            2,695         5,120           6,947          153          513           (197)       15,231
  Other                                  3,019         5,888           6,596          244          231           (287)       15,691
      Total operating expenses          22,719        68,487          33,887        2,347        2,767        (27,241)      102,966
Selling, general and administrative
   expense                               9,055         5,781           6,535          978          551         (2,604)       20,296
Depreciation and amortization            3,804         7,019          11,757          715          576              -        23,871
Income from operations                  (2,219)       27,772          52,955        1,175        2,967        (33,966)       48,684
Net interest                            21,079            12               -        1,012       (3,723)             -        18,380
Other income (expense):
  Minority interest and equity
    earnings (loss)
    of subsidiaries                     50,139        68,714               -           69       (3,728)      (118,619)       (3,425)
  Other                                     23         1,798         (33,689)           -       (1,828)        33,681           (15)
      Total other income (expense)      50,162        70,512         (33,689)          69       (5,556)       (84,938)       (3,440)
Income (loss) before provision for
  (benefit from) income taxes and       26,864        98,272          19,266          232        1,134       (118,904)       26,864
  extraordinary item
Provision for (benefit from)
   income taxes                         10,208             -               -            -            -              -        10,208
Income (loss) before extraordinary
   item                                 16,656      98,272.00         19,266          232        1,134       (118,904)       16,656
Loss on early extinguishment of debt       734             -               -            -            -              -           734
Net income (loss)                    $  15,922    $   98,272    $     19,266   $      232  $     1,134  $    (118,904)  $    15,922

         Condensed Consolidating Statements of Operations (unaudited)
                              (In thousands)


                                                               Six Months Ended June 30, 1999
                                                 Wholly Owned     Foreign       Mostly Owned
                                                  Guarantor      Guarantor      Guarantor   Non-Guarantor                Condensed
                                       Parent    Subsidiaries    Subsidiaries  Subsidiaries Subsidiaries Eliminations   Consolidated
Revenues                             $  25,794    $   97,114    $     64,713   $    5,226  $     1,549  $    (33,867)  $    160,529
Operating expenses:
  Crew payroll and benefits              9,127        17,106          15,441        1,278           44           (22)        42,974
  Charter hire and bond guarantee fee      957        31,890            (458)           -          459       (24,326)         8,522
  Repairs and maintenance                2,648         6,494          10,421          221           13           (29)        19,768
  Insurance                                743         3,058           2,293          127           25             -          6,246
  Consumables                            2,123         6,479           7,220          127           14          (261)        15,702
  Other                                  1,262         8,676           3,513           64            8          (814)        12,709
      Total operating expenses          16,860        73,703          38,430        1,817          563       (25,452)       105,921
Selling, general and administrative
    expense                              8,906         6,634           7,928          435        1,024        (3,044)        21,883
Depreciation and amortization            5,385        10,032          16,149          828           45             -         32,439
Income from operations                  (5,357)        6,745           2,206        2,146          (83)       (5,371)           286
Net interest                            33,501          (116)              4        1,231       (3,611)            -         31,009
Other income (expense):
  Minority interest and equity
    earnings (loss)
    of subsidiaries                    (10,292)      (15,088)         (5,995)         390       (3,908)       29,738         (5,155)
  Other                                   (865)       (8,013)        (10,612)           -          (18)        5,371        (14,137)
      Total other income (expense)     (11,157)      (23,101)        (16,607)         390       (3,926)       35,109        (19,292)
Income (loss) before provision
  for (benefit from) income taxes      (50,015)      (16,240)        (14,405)       1,305         (398)       29,738        (50,015)
Provision for (benefit from)
  income taxes                         (17,230)            -               -            -            -             -        (17,230)
Net income (loss)                    $ (32,785)   $  (16,240)   $    (14,405)  $    1,305  $      (398) $     29,738   $    (32,785)


         Condensed Consolidated Statement of Cash Flows (unaudited)
                               (In thousands)


                         Six months ended June 30, 1998
                                                               Wholly owned  Foreign     Mostly owned    Non              Condensed
                                                                 Guarantor   Guarantor    Guarantor    Guarantor
                                                    Parent    Subsidiaries  Subsidiaries Subsidiaries Subsidiaries EliminationsTotal
Operating Activities:
Net Income (loss)                                  $   15,922  $    98,272       19,266        232  $   1,134  $ (118,904)$  15,922
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss on extinguishment of debt                        734            -            -          -          -           -       734
    Depreciation and amortization                       3,803        7,019       11,758        715        576           -    23,871
    Provision for bad debts                                33          513            -          -          -           -       546
    Amortization of drydocking costs                    1,815        1,689        2,032        120         82           -     5,738
    Amortization discount on long-term
       debt and financing costs                           425            -            -          -        130           -       555
    Provision for (benefit from) deferred taxes         7,156            -            -          -          -           -     7,156
    Minority partners' equity in earnings
       of subsidiaries, net                                 -            -            -          -          -          52        52
    Undistributed (earnings) losses of
       affiliates, net                                (50,183)     (68,745)           -          -        (11)    118,573      (366)
    Other non-cash items                                   82            -            -          -          -           -        82
    Changes in operating assets and liabilities:
      Accounts receivable                              (3,378)      (6,116)     (22,393)        72     (1,904)          6   (33,713)
      Current and other assets                        (12,891)         610        2,482     (1,066)      (422)        567   (10,720)
      Accounts payable and other liabilities            8,448       (3,556)       8,138          1      3,062          (4)   16,089
      Net cash provided by (used in)
        operating activities                          (28,034)      29,686       21,283         74      2,647         290    25,946
Investing Activities:
   Purchase of property                                (8,710)     (14,025)     (24,563)         -     (6,906)      2,469   (51,735)
   Capital contribution to affiliates                 (22,070)           -            -          -    (23,508)     27,041   (18,537)
   Acquisitions                                      (331,177)     (16,526)      10,068          -          -           -  (337,635)
        Net cash used in investing activities        (361,957)     (30,551)     (14,495)         -    (30,414)     29,510  (407,907)
Financing Activities:
    Proceeds from long-term debt                      383,700            -            -          -          -           -   383,700
    Proceeds from issuance of senior notes,
      net of offering costs                            292,500           -            -          -          -           -   292,500
    Repayments of long term debt                     (285,385)        (416)           -          -          -           -  (285,801)
    Repayment of debt and other financing costs          (247)           -            -          -          -           -      (247)
    Payment of obligations under capital leases          (211)        (669)           -          -          -           -      (880)
    Capital contributed from partners                       -           10            -          -     29,790     (29,800)        -
    Proceeds from issuance of common stock,
      net of offering costs                               387            -            -          -          -           -       387
         Net cash provided by (used in)
            financing activities                      390,744       (1,075)           -          -     29,790     (29,800)  389,659
Increase (decrease) in cash and cash equivalents          753       (1,940)       6,788         74      2,023           -     7,698
Cash and cash equivalents at beginning of period        2,510        8,240        4,185         17          -           -    14,952
Cash and cash equivalents at end of period         $    3,263  $     6,300       10,973         91  $   2,023  $        - $  22,650


                Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                                      Six Months Ended June 30, 1999
                                               Wholly Owned        Foreign     Mostly Owned
                                                  Guarantor        Guarantor      Guarantor   Non-guarantor            Consolidated
                                    Parent      Subsidiaries     Subsidiaries   Subsidiaries  Subsidiaries Eliminations    Total
Operating activities:
  Net income (loss)............  $     (32,785)  $     (16,240)   $     (14,405)  $    1,305  $       (398)  $29,738      $ (32,785)
  Adjustments to reconcile
    net income
   (loss) to net cash
    provided by
    operating activities:
  Depreciation and amortization of
    property...................           5,380            9,508          15,050         828             45         --        30,811
  Amortization of drydocking costs        1,532            2,389           2,007         120             --         --         6,048
  Amortization of intangible assets           6              527           1,096          --             --         --         1,629
  Amortization of financing costs           892               --              --          --             --         --           892
  Provision for bad debts......              19              452              --          --             --         --           471
  Loss (gain) on disposal
    of property                           2,715            8,090           3,325          --             --         --        14,130
  Provision for deferred taxes.        (17,230)               --              --          --             --         --      (17,230)
  Minority partners' equity
    in losses of
    subsidiaries, net..........              --               --              --          --             --        293           293
  Undistributed (earnings)
    losses of
    affiliates, net............          10,292            1,124              --       (390)           (343)   (9,559)         1,124
  Other non-cash items.........             104               --              --          --             --         --           104
  Changes in operating
    assets and
    liabilities:
  Accounts receivable..........           5,319            1,197           8,680        (20)            360          7        15,543
  Other assets.................          27,965          (14,105)       (16,245)       2,038         (3,692)       603       (3,436)
  Accounts payable and other
    liabilities................         (2,092)           (3,860)        (5,806)     (3,850)          3,077       (17)      (12,548)
                                 --------------    -------------- --------------  ----------  -------------  ---------  ------------
Net cash provided by
   (used in) operat-
    ing activities.............           2,117         (10,918)         (6,298)          31           (951)    21,065         5,046
Investing activities:
  Purchase of property.........         (21,332)           2,919         (8,547)          --        (10,254)    21,932      (15,282)
  Capital contribution
     to affiliates                        9,177          (1,872)          8,662           --         (9,307)    (9,824)      (3,164)
  Payments on vessels under
    construction...............              --           (5,102)             --          --              --        --       (5,102)
                                 --------------    -------------- --------------  ----------  -------------- ---------  -----------
Net cash used in
investing activities                   (12,155)           (4,055)            115                    (19,561)    12,108      (23,598)
Financing activities:
  Proceeds from short-term
    borrowings.................              --            5,000              --          --             --         --         5,000
  Principal payments of short-term
    borrowings.................              --          (5,000)              --          --             --         --       (5,000)
  Proceeds from long-term debt.          31,008           14,471              --          --             --         --        45,479
  Proceeds from issuance of common
    stock, net.................             252               --              --          --             --         --           252
  Principal payments of
    long-term debt                      (21,144)            (624)             --          --             --         --      (21,768)
  Payment of financing costs...              --               --              --          --             --         --            --
  Payment of obligations under capital
    leases.....................           (317)           (1,074)             --          --             --         --       (1,391)
  Capital contributions from parent/
    partners...................              --            3,905          10,679          --         18,589   (33,173)            --
                                 --------------    -------------  --------------  ----------  -------------  ---------  ------------
  Net cash provided by
    (used in)
    financing activities.......           9,799           16,678          10,679          --          18,589  (33,173)        22,572
Increase (decrease) in cash
    and cash
    equivalents................           (239)            1,705           4,496          31         (1,923)        --         4,070
Cash and cash equivalents
    at beginning
    of period..................           1,401            2,118           3,460          31          2,167         --         9,177
                                 --------------    -------------  --------------  ----------  -------------  ---------  ------------
  Cash and cash equivalents
    at end of
    period.....................  $        1,162    $       3,823  $        7,956  $       62  $         244  $      --  $     13,247


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1998 Form 10-K as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Form 10-K.

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

Area of Operations Overview

         The financial information presented below represents historical results by major area of operations.


                                                             Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,
                                                     --------------------------------     -------------------------------
                                                          1998              1999               1998             1999
                                                     ---------------   ---------------    --------------   --------------
                                                                        (in thousands)
Revenues:
Marine support services
   Offshore energy support                             $     67,533      $    39,097       $    123,909      $     84,835
   Offshore & harbor towing                                  11,824           11,414             21,291            22,768
                                                       ------------      -----------       ------------      ------------
                                                              79,357          50,511            145,200           107,603

Marine transportation services                               29,975           27,805             50,617            52,926
                                                       ------------      -----------       ------------      ------------
   Total revenues                                           109,332           78,316            195,817           160,529

Operating expenses:
Marine support service:
   Offshore energy support                                   29,733           27,362             55,276            57,051
   Offshore & harbor towing                                   6,376            5,621             11,041            68,438
                                                       ------------      -----------       ------------      ------------
                                                             36,109           32,903             66,317           125,489
Marine transportation services                               21,634           19,413             36,649            37,483
                                                       ------------      -----------       ------------      ------------
   Total operating expenses                                  57,743           52,396            102,966           105,921

Direct overhead expense:
Marine support services:
   Offshore energy support                                    3,906            4,237              6,980             8,517
   Offshore & harbor towing                                   1,441            1,116              2,599             2,517
                                                       ------------      -----------       ------------      ------------
                                                              5,347            5,252              9,579            11,034

Marine transportation services                                1,669              932              2,939             2,366
                                                     --------------    -------------     --------------    --------------
   Total direct overhead expenses                             7,016            6,285             12,518            13,400

Fleet Operating EBITDA(1) Marine support services:
   Offshore energy support                                   33,894            7,498             61,653            19,267
   Offshore & harbor towing                                   4,007            4,677              7,651             8,864
                                                     --------------    -------------     --------------    --------------
                                                             37,901           12,175             69,304            28,131

Marine transportation services                                6,672            7,460             11,029            13,077
                                                       ------------      -----------       ------------      ------------
   Total fleet EBITDA(1)                                     44,573           19,635             80,333            41,208

Corporate overhead expense                                    4,206            4,884              7,778             8,483
                                                       ------------      -----------       ------------      ------------
EBITDA(1)                                                    40,367           14,751             72,555            32,725
Depreciation and amortization expense                        12,246           16,680             23,871            32,439
                                                       ------------      -----------       ------------      ------------

Income (loss) from operations                          $     28,121      $    (1,929)      $     48,684      $        286
                                                       ============      ===========       ============      ============

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




                                                                        1998                                     1999
                                                  -----------------------------------------------      ---------------------
                                                      Q1           Q2          Q3           Q4              Q1          Q2
                                                  ----------  ----------  ----------   ----------      ----------  ---------
Number of supply boats at end of period (1)..            28          29          27          24               21          21
Average supply boat day rates (2) ...........     $   8,475   $   8,214       6,505    $  5,191        $   4,530   $   4,049
Average supply boat utilization (3)..........           86%         80%         55%         72%              70%         69%

Number of crew boats at end of period (4)....            39          40          38          37               33          33
Average crew boat day rates (2)(4)...........     $   2,419   $   2,477   $   2,375    $  2,383        $   2,097   $   1,864
Average crew boat utilization (3)(4).........           89%         91%         77%         83%              69%         72%


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

         As indicated in the above table, average supply boat day rates began to decline in the second quarter of 1998 and continued to decline for the balance of the year and in 1999. Supply boat utilization declined sharply in the second and third quarters of 1998, improving in the fourth quarter due to the redeployment of idle vessels from the U.S. Gulf of Mexico to international markets. At August 9, 1999, supply boat day rates averaged approximately $3,500 per day. The current low level of supply boat day rates is expected to continue until energy exploration and production activities return to higher levels, which in turn is dependent upon a sustained improvement in energy prices.

         At August 9, 1999, crew boat day rates averaged approximately $1,700 per day. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until energy exploration and production activities return to higher levels.

         The following table shows rate and utilization information for foreign operations:


                                                                                1998                                   1999
                                                          ----------------------------------------------     ---------------------
                                                              Q1           Q2          Q3          Q4             Q1          Q2
                                                          ----------  ----------  ----------  ----------     ----------  ---------
Number of anchor handling tug/supply boats...........            66          67          66         69              67          69
Average  anchor/handling tug/supply boat day rates(1)     $   5,505   $   6,008       5,914   $  5,727       $   4,817   $   5,433
Average anchor handling tug/supply boat
   utilization(1)(2).................................           75%         77%         77%        77%             61%         49%

Number of crew/utility boats.........................            32          33          31         36              38          39
Average crew/utility boat day rates(2)...............     $   1,549   $   1,544   $   1,588   $  1,616       $   1,543   $   1,559
Average crew/utility boat utilization(3).............           75%         76%         72%        67%             65%         48%



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

         As indicated in the above table, foreign anchor handling tugs/supply boats experienced stable utilization rates during 1998, moderate declines in day rates during the second half of the year, and a sharp decline in the first quarter of 1999 with some improvement in the second quarter. Foreign crew/utility boats experienced a slight increase in day rates over the full year, with declines in utilization rates during the second half in 1999. In general, both types of operations remained steady in 1998 as compared to declines in the comparable U.S. markets. However, foreign rates continued to decline sharply in 1999. At August 9, 1999, day rates averaged approximately $4,500 per day for foreign anchor handling tugs/supply boats and approximately $1,600 for foreign crew/utility boats.

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

         Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with FPL and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the FPL contract having a guaranteed minimum utilization. The principal contract with FPL expired in September 1998. The Company has since entered into a new contract, expiring in September 2002, to provide similar services to FPL at similar rates. However, the extent of the services to be provided under the new contract is substantially less than under the prior contract.

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

         Beginning in the first quarter of 1999, the Company implemented a plan to reduce operating and overhead expenses as well as capital expenditures (see "Liquidity and Capital Resources" below). These expense reductions are not fully reflected in the comparisons below since, (1) such reductions were implemented during or subsequent to the 1999 first quarter and (2) expenses in the 1999 quarter increased over those of the 1998 quarter, reflecting the substantial increase in the size of the Company.

Results of Operations

Three months ended June 30, 1999 compared with the three months ended June 30, 1998

         Revenue. Revenue decreased 28% to $78.3 million for the three months ended June 30, 1999, from $109.3 million for the three months ended June 30, 1998, primarily due to lower revenue from the Company's offshore energy support operations.

         Revenue from offshore energy operations decreased 42% for the three months ended June 30, 1999, compared to the 1998 period, primarily due to lower utilization and day rates for supply boats and crew boats resulting from the decline in offshore exploration and production activity. During the 1999 period, domestic day rates for supply boats owned, operated, or managed by the company declined 51% from the 1998 period, while domestic day rates for crew boats owned, operated, or managed by the Company fell 25% from the 1998 period. Internationally, day rates for anchor handling tug/supply boats fell 10% to $5,433 from $6,008, while day rates for crew/utility boats increased 1% from $1,544 to $1,559.

         Offshore and harbor towing revenue decreased 3% to $11.4 million for the three months ended June 30, 1999 from $11.8 million for the three months ended June 30, 1999, primarily due to the decline in the Company's harbor towing operations in Mexico.

         Marine transportation revenue decreased 7% to $27.8 million for the three months ended June 30, 1999 from $30.0 million for the three months ended June 30, 1998, primarily due to the Seabulk Magnachem's regularly scheduled drydocking.

         Operating Expenses. Operating expenses decreased 9% to $52.4 million for the three months ended June 30, 1999 from $57.7 million for the three months ended June 30, 1998, primarily due to decreases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from decreased business activity. As a percentage of revenue, operating expenses increased to 67% for the three months ended June 30, 1999 from 53% for the three months ended June 30, 1998, due to the decline in revenues from lower day rates in the offshore energy segments.

         Overhead Expenses. Overhead expenses were unchanged at $11.2 million for the three months ended June 30, 1999 from the three months ended June 30, 1998, primarily due to increased professional and other fees under the Credit Facility and other fees resulting from the Company's financial condition, partially offset by a reduction in overhead expenses. As a percentage of revenue, overhead expenses increased to 14% for the three months ended June 30, 1999 from 10% for the three months ended June 30, 1998, due to the above-mentioned fees and the decrease in revenues from lower day rates and utilization in the offshore energy support segment.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 36% to $16.7 million for the three months ended June 30, 1999, compared with $12.2 million for the three months ended June 30, 1998 as a result of an increase in fleet size due to vessel construction in prior periods.

         Income (Loss) from Operations. Operations resulted in a loss of $1.9 million for the three months ended June 30, 1999 versus income of $28.1 million, or 26% of revenue, for the three months ended June 30, 1998 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 53% to $17.0 million, or 22% of revenue, for the three months ended June 30, 1999 from $11.1 million, or 10% of revenue, for the three months ended June 30, 1998, primarily as a result of debt incurred in connection with acquisitions and increased interest on borrowings under the Credit Facility.

         Other Income (Expense). Other expense increased to $16.4 million for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998, primarily due to losses from the sale of certain assets.

         Net Income (Loss). The Company had a net loss of $23.7 million for the three months ended June 30, 1999, compared to net income of $9.5 million for the three months ended June 30, 1998, primarily as a result of the factors noted above.

Six months ended June 30, 1999 compared with the six months ended June 30, 1998

         Revenue. Revenue decreased 18% to $160.5 million for the six months ended June 30, 1999 from $195.8 million for the six months ended June 30, 1998, primarily due to lower revenue from the Company's offshore energy support operations.

         Revenue from offshore energy operations fell 32% for the six months ended June 30, 1999 compared to the 1998 period, primarily due to lower utilization and day rates for supply boats and crew boats resulting from the decline in offshore exploration and production activity. During the 1999 period, domestic day rates for supply boats owned, operated, or managed by the Company declined 49% from the 1998 period, while domestic day rates for crew boats owned, operated, or managed by the Company fell 20% from the 1998 period. Internationally, day rates for anchor handling tug/supply boats fell 11% to $5,125 from $5,757, while day rates for crew/utility boats increased 0.3% from $1,551 to $1,547.

         Offshore and harbor towing revenue increased 7% to $22.8 million for the six months ended June 30, 1999 from $21.3 million for the six months ended June 30, 1998, primarily due to the acquisition of seven harbor towing vessels in March 1998.

         Marine transportation revenue increased 5% to $52.9 million for the six months ended June 30, 1999 from $50.6 million for the six months ended June 30, 1998, primarily due to additional revenues earned by marketing vessels owned by third parties and the acquisition of two product carriers in March 1998.

         Operating Expenses. Operating expenses increased 3% to $105.9 million for the six months ended June 30, 1999 from $103.0 million for the six months ended June 30, 1998, primarily due to increases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting largely from acquisitions completed in 1998. As a percentage of revenue, operating expenses increased to 66% for the six months ended June 30, 1999 from 53% for six months ended June 30, 1998 due to the increase in fleet size and the decline in revenues from lower day rates in the offshore energy support segment.

         Overhead Expenses. Overhead expenses increased 8% to $21.9 million for the six months ended June 30, 1999 from $20.3 million for the six months ended June 30, 1998, primarily due to increased professional and other fees under the Credit Facility and other fees resulting from the Company's financial condition, partially offset by a reduction in certain overhead expenses. As a percentage of revenue, overhead expenses increased to 14% for the three months ended June 30, 1999 from 10% for the six months ended June 30, 1998 due to the decline in revenues and the increase in fees.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 36% to $32.4 million for the six months ended June 30, 1999 compared with $23.9 million for the six months ended June 30, 1998 as a result of an increase in fleet size due to 1998 acquisitions and vessel construction.

         Income (Loss) from Operations. Income from operations decreased 99% to $0.3 million, or 0.2% of revenue, for the six months ended June 30, 1999 from $48.7 million, or 25% of revenue, for the six months ended June 30, 1998 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 69% to $31.0 million, or 19% of revenue, for the six months ended June 30, 1999 from $18.4 million, or 9% of revenue, for the six months ended June 30, 1998, primarily as a result of debt incurred in connection with acquisitions and increased interest on borrowings under the Credit Facility.

         Other Income (Expense). Other expense increased to $19.3 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998, primarily due to equity losses from the sale of certain assets.

         Net Income (Loss). The Company had a net loss of $32.8 million for the six months ended June 30, 1999 compared to net income of $15.9 million for the six months ended June 30, 1998 primarily as a result of the factors noted above.

Liquidity and Capital Resources

         During the first six months of 1999, the Company generated $5.0 million of cash from operations, primarily reflecting the net loss for the period, after elimination of noncash items. Cash used in investing activities was approximately $23.5 million for the period, primarily reflecting the disposal of vessels, offset by the costs of construction of and capital improvements to other vessels. Cash generated by financing activities was approximately $22.6 million, consisting primarily of payments under the Credit Facility, offset by borrowings.

         Background; Liquidity Concerns. As reported in the 1998 Form 10-K and elsewhere in this Report, there has been a severe downturn in offshore oil and gas exploration, development and production activities in the Gulf of Mexico since mid-1998. A similar downturn began in late 1998 in international markets. These downturns resulted primarily from a worldwide decline in oil and gas prices and have caused substantial declines in offshore energy support vessel day rates and utilization, adversely affecting the Company's operating results. For supply boats operated by the Company in the Gulf of Mexico, average day rates declined from $8,214 during the second quarter of 1998 to $4,049 in the second quarter of 1999, and utilization declined from 80% to 69%. For anchor handling tug/supply boats operated by the Company in foreign waters, average day rates declined from $6,008 in the 1998 second quarter to $5,433 in the second quarter of 1999, and utilization declined from 77% to 50%. As a result, the Company experienced a decline in revenue from $109.3 million for the second quarter of 1998 to $78.3 million for the second quarter of 1999 and a decline in EBITDA from $40.4 million to $14.7 million for the same periods. The Company reported a net loss of $23.7 million for the second quarter of 1999 (including a loss of $14.1 million on the sale of assets) as compared to net income of $9.5 million for the 1998 quarter. See "Results of Operations" above for additional information.

         As a result of these declines, the Company has not been in compliance, since March 31, 1999, with certain covenants contained in the Credit Facility. The Company's bank lenders have waived the Company's noncompliance on several occasions, most recently until August 20, 1999. However, these waivers have resulted in the payment of additional interest and substantial fees. In obtaining the current waiver, the Company agreed to pay interest at the rate of 7% over the "base rate" of Citibank, N.A. (for a total annual interest rate of 15.0% at July 30, 1999); however, if the Company does not repay the borrowings under the Credit Facility by August 20, 1999, the Company will be obligated to pay an additional 3% of interest on borrowings outstanding from July 30, 1999. In addition, in obtaining the current waiver, the Company agreed to pay an "extension fee" of $500,000 that will be refunded to the Company only if it repays the borrowings under the Credit Facility by August 20, 1999. There can be no assurance that the current waiver will be further extended, or as to the terms of any such extension, should the Company be unable to repay its borrowings under the Credit Facility by August 20, 1999 (see "Restructuring Discussions" below for additional information). The Company's outstanding indebtedness under the Credit Facility was $266.3 million at June 30, 1999 and $241.0 million at August 9, 1999.

         Further, at August 9, 1999, the Company had available cash and cash equivalents totaling approximately $9.5 million and approximately $7.0 million available for use under the Credit Facility. Because of its current financial condition and the covenants in the Credit Facility and other debt instruments, the Company does not have any additional borrowing capacity and does not expect to have any such capacity unless the possible restructuring plan discussed below is consummated. Once the

Company uses its available cash and cash equivalents and exhausts the amount available for use under the Credit Facility, it will be unable to meet its cash requirements and will be required to seek protection from its creditors under applicable bankruptcy laws. Based on current estimates, the Company anticipates that it will exhaust its available cash and borrowing capacity during the third week of August 1999.

         In addition, an interest payment of approximately $12.5 million is due on the Senior Notes on August 16, 1999. The Company does not have sufficient funds to make this payment. If this payment is not made by September 15, 1999 and the possible restructuring plan discussed below is not consummated, the Company will be in default under the Senior Notes, and payment thereof could be accelerated. This would likely have the effect of requiring the Company to seek protection from its creditors under applicable bankruptcy laws.

         Recent Actions. In June and July 1999, the Company sold eight vessels (excluding vessels under construction) for net cash proceeds approximating $32.3 million. Under the terms of the Credit Facility, approximately $25.3 million of these proceeds were used to permanently reduce borrowings under the Credit Facility. The remaining $7.0 million of net cash proceeds are available to the Company for general corporate purposes. The Company is also considering the sale of additional assets in order to raise cash. However, it is not actively negotiating any such sales and does not expect any sales to be completed in an amount, or in sufficient time, to address its near-term cash requirements.

         The Company has also curtailed or deferred certain capital expenditures. Among other things, the Company has deferred certain scheduled drydockings of vessels, consistent with safety and operational considerations, has canceled the construction of certain vessels and has disposed of other vessels under construction. The Company is also considering other actions to cancel the construction and/or to dispose of the remaining three vessels currently under construction. Such actions could result in claims against the Company for the costs of construction and, possibly, other amounts; however, the Company has not yet determined whether or the extent to which it may be subject to such claims. The estimated future cost of completing the vessels currently under construction was $13.3 million at August 9, 1999; this amount does not reflect any actions that may be taken by the Company to cancel construction and/or dispose of these vessels or any claims that may result from those actions.

         Further, the Company has reduced operating and overhead expenses. These reductions are estimated to generate annual savings of $11.5 million; however, these reductions have been substantially offset by increased interest on borrowings under the Credit Facility, professional and other fees under the Credit Facility, and other fees and costs resulting from the Company's financial condition. The Company has also improved its working capital position by, among other things, strengthening its efforts to collect receivables.

         Restructuring Discussions. The Company previously reported on a proposed offering of secured notes, the proceeds from which were to have been used to purchase the outstanding indebtedness under the Credit Facility (see the Parent's Current Report on Form 8-K dated July 8, 1999). At the same time, the Company also reported that it was seeking additional means of financing and was in discussions with respect thereto.

         In July 1999, the Company determined not to proceed with the above offering. However, the Company is in active discussions with representatives of certain major creditors concerning a possible restructuring plan in which (a) the Company's general creditors would be paid in full; (b) the Company's borrowings under the Credit Facility would be refinanced; (c) the holders of the Senior Notes would exchange their Senior Notes for new debt securities and common equity of the Company; and (d) the holders of the Trust Convertible Preferred Securities and the Common Stock would also receive such common equity and warrants to purchase additional common equity. Implementation of such plan would result in substantial dilution to the Company's current stockholders. In addition, the Company is in discussions with potential lenders regarding the refinancing of the Credit Facility. The Company's ability to reach agreement as to the terms of any such plan, as well as the actions contemplated by and in connection with any such plan, are subject to numerous conditions and uncertainties, including the need to obtain various consents from and reach agreement with third parties (including the potential lenders referred to above). Accordingly, there can be no assurance as to whether or when the Company will agree on the terms of such a plan or will be in a position to implement such a plan. In particular, the Company can give no assurance that it will be in a position to refinance the Credit Facility by August 20, 1999 (see "Background; Liquidity Concerns" above). Should the Company not reach agreement as to the terms of such a plan, it will likely exhaust its available cash and borrowing capacity in late August or September 1999 and would thereafter be subject to a voluntary (or, possibly, an involuntary) bankruptcy proceeding. Either type of proceeding would have a material adverse effect on the Company's operations.

         Additional information regarding the Company's liquidity and related matters is set forth in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the 1998 10-K and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

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

         The Company's Year 2000 program has focused on the two major components of the Company's operations - land-based systems and vessel-based systems - with separate teams for computer operations/information systems, facilities management, and vessel operations. Each team is implementing the program in the following four phases:

o Assessment, including taking physical inventories of all computer-based equipment and software, as well as digital and analog control systems; establishing testing procedures for checking Year 2000 readiness; carrying out those testing procedures; and communicating with third-party suppliers and customers to determine whether and to what extent the Company may face disruptions in supplies or services (such as ports and utilities) provided by suppliers or cessation of operations by customers. This phase has been completed for both land-based and vessel-based systems.

o Remediation of all land-based and vessel-based issues identified in the assessment phase. Land-based remediation activities have been completed and vessel-based remediation efforts have been approximately 90% completed and are expected to be completed during the 1999 third quarter. The Company does not anticipate any material obstacles to completing any remaining remediation activities during the third quarter of 1999.

o Compliance certification, including re-testing to assure that remediation efforts have been successful. Compliance certification is expected to be completed shortly after the completion of remediation efforts in the 1999 third quarter.

o Maintenance, including ongoing testing and remediation. This phase commenced during the first half of 1999 and is expected to continue until early 2000.

         The Company expects each of the above phases to be substantially completed by the times indicated above. However, the Company cannot predict whether or to what extent the completion of these phases may be delayed for various reasons. Further, the completion of the Company's Year 2000 program could be adversely affected by the unavailability of replacement components and equipment.

         The Company estimates that its total cost for new systems and equipment and related services will approximate $[8.4] million, of which approximately $8.1 million had been expended through the first half of 1999. However, these amounts include the costs of new systems and equipment that, while "Year 2000 compliant," were not acquired in connection with or as a result of the Year 2000 Issue. Further, these amounts do not include the Company's internal costs in connection with the Year 2000 Issue (consisting primarily of payroll costs for employees working on the Company's Year 2000 program), as the Company does not separately track such costs. Consequently, it is not possible to determine the precise amount expended by the Company directly in connection with the Year 2000 Issue. These expenditures are not expected to affect other expenditures by the Company relating to information technology and systems.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

  Reference is made to Item 3 of the 1998 Form 10-K for information concerning a proceeding brought against the Corporation in the Swiss courts claiming commissions (plus interest and costs) in connection with a 1998 acquisition. In July 1999, this proceeding was settled for $400,000, and three of the Company's offshore energy support vessels arrested in the Republic of South Africa in connection with the proceeding were released.

         One of the Company's product carriers, the Seabulk America, is owned by a limited partnership in which the Company is the general partner and owns the majority equity interest and an unaffiliated limited partner owns the minority equity interest. The vessel is subject to a mortgage collateralizing borrowings under the Credit Facility, and the limited partnership is one of the subsidiary guarantors that have guaranteed repayment of such borrowings. In July 1999, the limited partner commenced an arbitration proceeding against the Company, alleging that the Company, as general partner, did not have authority to grant the mortgage or the guarantee and seeking unspecified damages and removal of the Company as general partner. The Company believes it had authority to grant the mortgage and guarantee, that the limited partner has suffered no damages as a result of the mortgage and guarantee, and that there are no valid grounds for the removal of the Company as general partner. The Company intends to defend the allegations and to oppose such relief.

Item 3.  Defaults Upon Senior Securities.

        As of March 31 and June 30, 1999, the Company was not in compliance with certain covenants contained in the Credit Facility. The Company has entered into several amendments and waivers of the Credit Facility, including Amendment No. 6 and Interim Waiver, dated as of July 30, 1999, in which the Company's bank lenders have agreed to waive such noncompliance until August 20, 1999. For additional information, see Note 2 to the financial statements in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Report.

Item 5.  Other Information.

        In June 1999, the Company sold (a) its interest in a construction anchor handling tug under construction for a cash purchase price of $15.6 million, and
(b) a towboat for a cash purchase price of $116,000.

         In July 1999, the Company sold (a) six offshore energy support vessels (including three vessels under construction) for $22 million, including the assumption by the buyer of the Company's remaining obligations for the vessels under construction, and (b) three harbor tugs for a cash purchase price of $4.6 million.

         A substantial portion of the cash proceeds from the above transactions was used to repay borrowings under the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Report for additional information.

Item 6.   Exhibits and Reports on Form 8-K.

a.        Exhibits.

          21 - Subsidiaries of Hvide Marine Incorporated

          27 - Financial Data Schedule

b.        Reports on Form 8-K.

         During the second quarter of 1999, the Company filed the following Current Reports on Form 8-K:

(a)           a Current Report on Form 8-K dated May 27, 1999,  reporting (under
              Item 5, "Other Events") the execution and delivery of Amendment No. 4 and Interim Waiver of the Credit Facility; and

(b)           a Current Report on Form 8-K dated June 3, 1999,  reporting (under
              Item 5, "Other Events") the resignation of the Company's former Chairman, President and Chief Executive Officer and the election of a new Chairman, President and Chief Executive Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer

Date:  August 16, 1999