Form 10-Q/A
period 1999-06-30
HVIDE MARINE INC
filed 1999-08-17
CIK 922341

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

         Further, at August 9, 1999, the Company had available cash and cash equivalents totaling approximately $9.5 million and approximately $7.0 million available for use under the Credit Facility. Because of its current financial condition and the covenants in the Credit Facility and other debt instruments, the Company does not have any additional borrowing capacity and does not expect to have any such capacity unless the possible restructuring plan discussed below is consummated. Once the

Company uses its available cash and cash equivalents and exhausts the amount available for use under the Credit Facility, it will be unable to meet its cash requirements and will be required to seek protection from its creditors under applicable bankruptcy laws. Based on current estimates, the Company anticipates that it will exhaust its available cash and borrowing capacity in late August or September 1999.

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

         The Company estimates that its total cost for new systems and equipment and related services will approximate $8.4 million, of which approximately $8.1 million had been expended through the first half of 1999. However, these amounts include the costs of new systems and equipment that, while "Year 2000 compliant," were not acquired in connection with or as a result of the Year 2000 Issue. Further, these amounts do not include the Company's internal costs in connection with the Year 2000 Issue (consisting primarily of payroll costs for employees working on the Company's Year 2000 program), as the Company does not separately track such costs. Consequently, it is not possible to determine the precise amount expended by the Company directly in connection with the Year 2000 Issue. These expenditures are not expected to affect other expenditures by the Company relating to information technology and systems.

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

Date:  August 17, 1999