Form 10-Q
period 1999-09-30
HVIDE MARINE INC
filed 1999-11-15
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

                    For the quarterly period ended September 30, 1999

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

                             Yes          X                   No



There were 13,976,829 and 1,577,590 shares of Class A Common Stock, par value $0.001 per share, and Class B Common Stock, par value $0.001 per share, respectively, outstanding at November 10, 1999.

HVIDE MARINE INCORPORATED

Quarter ended September 30, 1999

Index


                                                                                                               Page

Part I.  Financial Information

 Item 1.  Financial Statements.................................................................................. 1

    Condensed Consolidated Balance Sheets at
    December 31, 1998 and September 30, 1999 (Unaudited)........................................................ 2

    Condensed Consolidated Statements of Operations for the
    three and nine months ended September 30, 1998 and 1999 (Unaudited)......................................... 4

    Condensed Consolidated Statements of Cash Flows for the
    nine months ended September 30, 1998 and 1999 (Unaudited).................................................... 5

    Notes to Condensed Consolidated Financial Statements......................................................... 6

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................................23

Part II.  Other Information

 Item 1.  Legal Proceedings......................................................................................34

 Item 3.  Defaults Upon Senior Securities........................................................................34

Item 5.  Other Information.......................................................................................34

 Item 6.  Exhibits and Reports on Form 8-K.......................................................................35

 Signature.......................................................................................................35






 As used in this Report, the term "Parent" means Hvide Marine Incorporated, and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Hvide Marine Incorporated and Subsidiaries
                                  (Debtor in Possession)
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                    December 31,      September 30,
                                                                                        1998              1999
                                                                                  ---------------   --------------
                                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash.....................................................................      $       10,106    $       20,513
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $2,169 and
        $1,455 at December 31, 1998 and September 30, 1999,         ........
respectively................................................................              69,448            54,820
     Insurance claims and other.............................................              12,290             7,872
   Spare parts and supplies.................................................              18,998            15,891
   Prepaid expenses.........................................................               4,623             4,574
   Deferred costs...........................................................              10,482             1,218
                                                                                  --------------    --------------
       Total current assets.................................................             125,947           104,888

Property:
   Construction in progress.................................................             116,056             3,541
   Vessels and improvements.................................................           1,042,717         1,143,782
     Less accumulated depreciation..........................................             (91,928)         (138,238)
   Furniture and equipment..................................................              17,328            22,472
     Less accumulated depreciation..........................................              (3,540)           (5,854)
                                                                                  --------------    ---------------
       Net property.........................................................           1,080,633         1,025,703

Other assets:
   Deferred costs...........................................................              28,289            25,264
   Investment in affiliates.................................................                 130               244
   Restricted investments...................................................              23,344             3,752
   Goodwill, net............................................................              91,357            88,784
   Other....................................................................               5,567             5,791
                                                                                  --------------    --------------
     Total other assets.....................................................             148,687           123,835
                                                                                  --------------    --------------
       Total assets.........................................................      $    1,355,267    $    1,254,426
                                                                                  ==============    ==============


Continued.

                            Hvide Marine Incorporated and Subsidiaries
                                (Debtor in Possession)
                              Condensed Consolidated Balance Sheets
                         (In thousands, except share amounts)


                                                                                   December 31,      September 30,
                                                                                        1998             1999
                                                                                  ---------------  ---------------
                                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS= EQUITY Current liabilities:
     Accounts payable.......................................................      $       26,759   $       7,941
     Current maturities of long-term debt...................................             264,341         249,950
     Revolving credit borrowings under DIP Credit Facility .................                 --            9,860
     Current obligations under capital leases...............................               2,991           3,263
     Accrued interest.......................................................              10,553           6,297
     Other..................................................................              27,623          23,313
                                                                                  --------------   -------------
       Total current liabilities............................................             332,267         300,624

Long-term debt..............................................................             256,161         269,473
Obligations under capital leases............................................              36,983          34,784
Senior Notes................................................................             300,000              --
Deferred income taxes.......................................................              32,721           3,830
Other.......................................................................               5,551           4,636
Liabilities subject to compromise...........................................                 --          423,938

Company obligated manditorily redeemable preferred securities of a
  subsidiary trust holding solely debentures issued by the Company..........             115,000              --
Minority partners' equity in subsidiaries...................................              28,549          21,395

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $1.00 par value, authorized 10,000 shares
     issued and outstanding, none...........................................                 --               --
   Class A Common Stock -- $.001 par value, authorized 100,000,000
     shares, issued and outstanding 12,872,629 and 13,876,829...............                  13              14
   Class B Common Stock -- $.001 par value, authorized 5,000,000
     shares, issued and outstanding 2,547,064 and 1,677,590.................                   2               2
   Additional paid-in capital...............................................             196,822         197,428
   Retained earnings (accumulated deficit)..................................              51,198          (1,698)
                                                                                  --------------   -------------
     Total stockholders' equity.............................................             248,035         195,746
                                                                                  --------------   -------------
       Total................................................................      $    1,355,267   $   1,254,426
                                                                                  ==============   =============


See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
                             (Debtor in Possession)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                             September 30,                     September 30,
                                                                   -----------------------------    -----------------------------
                                                                        1998            1999            1998              1999
                                                                  --------------    ------------   --------------    ------------
                                                                                (In thousands, except per share data)

Revenues.....................................................         $  100,149     $   85,989        $  295,966    $     265,393

Operating expenses:
     Crew payroll and benefits...............................             24,774         23,741            67,322           71,944
     Charter hire............................................              5,989          4,753            14,455           13,275
     Repairs and maintenance.................................              8,221          9,004            22,896           29,011
     Insurance...............................................              3,631          3,593             9,980           10,352
     Consumables.............................................              9,093         10,360            24,324           27,912
     Other...................................................              6,027          8,784            21,719           24,824
                                                                      ----------     ----------        ----------        ---------
       Total operating expenses..............................             57,735         60,235           160,696          177,318
Selling, general and administrative expenses.................             11,305          9,673            31,834           32,138
Depreciation and amortization................................             12,146         17,927            36,071           53,607
                                                                      ---------- --------------        ----------        ---------
     Income (loss) from operations...........................             18,963         (1,846)           67,365            2,330
Interest expense, net........................................              8,742         21,032            29,773           58,147
Other income (expense):
     Minority interest and equity in
          earnings of subsidiaries...........................             (3,662)        (1,551)           (4,153)          (4,492)
     Gain (loss) on disposal of assets.......................                 --             --                46          (17,648)
     Other...................................................                340         (3,876)              279             (364)
                                                                      ----------     -----------       ----------        ----------
       Total other income (expense)..........................             (3,322)        (5,427)           (3,828)         (22,504)
Reorganization items.........................................                 --          4,328                --            4,328
Income (loss) before provision for (benefit from)
     income taxes and extraordinary item.....................              6,899        (32,633)           33,764          (82,649)
Provision for (benefit from) income taxes....................              2,127        (12,523)           12,336          (29,754)
                                                                      ----------     -----------       ----------        ----------
Income (loss) before extraordinary item......................              4,772        (20,110)           21,428          (52,895)
Loss on early extinguishment of debt, net of income tax benefits
                                                                             868             --             1,602               --
                                                                      ----------     ----------        ----------        ---------
       Net income (loss).....................................         $    3,904     $  (20,110)       $   19,826        $ (52,895)
                                                                      ==========     ===========       ==========        ==========
Earnings (loss) per common share - basic:
     Income (loss) before extraordinary item.................         $    0.31      $   (1.29)        $    1.40         $  (3.42)
     Loss on early extinguishment of debt....................             (0.06)            --             (0.10)               --
                                                                      ---------      ---------         ----------        ----------
       Net income (loss) per common share - basic............         $    0.25      $   (1.29)        $    1.30         $  (3.42)
                                                                      =========      ==========        =========         =========
Earnings (loss) per common share-assuming dilution:
     Income (loss) before extraordinary item.................         $    0.31      $     (1.29)      $    1.28         $  (3.42)
     Loss on early extinguishment of debt....................             (0.06)             --            (0.08)               --
                                                                       --------      ----------        ----------        ---------
       Net income (loss) per common share - assuming ..
dilution ....................................................         $    0.25      $     (1.29)      $    1.20         $   (3.42)
                                                                      =========      ============      =========         ==========

Weighted average common shares outstanding - basic...........            15,329         15,544            15,309            15,489
                                                                      =========      =========         =========         =========
Weighted average common and common equivalent shares
     outstanding - assuming dilution.........................            15,349          15,544           19,456            15,489
                                                                      =========      ==========        =========         =========

                             See accompanying notes.

                 Hvide Marine Incorporated and Subsidiaries
                           (Debtor in Possession)
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  September 30,
                                                                                           1998              1999
                                                                                      --------------    -------------
                                                                                               (In thousands)
Operating activities:
   Net income (loss).............................................................       $    19,826       $   (52,895)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Loss on early extinguishment of debt, net.................................             1,602                --
       Depreciation and amortization.............................................            36,071            53,607
       Provision for bad debts...................................................               898               421
       (Gain) loss on disposal of assets.........................................                46            17,648
       Amortization of drydocking costs..........................................             8,449             8,942
       Amortization of discount on long-term debt and financing costs............             1,093             1,110
       Provision for (benefit from) deferred taxes...............................             8,591           (29,753)
       Minority partners' equity in earnings of subsidiaries, net................            (1,329)             (678)
       Undistributed losses of affiliates........................................               275                --
       Other non-cash items......................................................               130               130
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable.......................................................           (32,342)           18,625
       Other current and long-term assets........................................           (16,757)           (9,357)
       Accounts payable and other liabilities....................................            20,337            (4,926)
                                                                                      -------------     --------------
         Net cash provided by operating activities...............................            46,890             2,874

Investing activities:
     Purchase of property........................................................          (100,540)          (44,450)
     Acquisitions................................................................          (346,278)               --
     Payments on vessels under construction......................................            (3,613)           (5,102)
     (Purchases) redemptions of restricted investments...........................            (5,529)           19,592
     Capital contribution to affiliates..........................................            (4,401)              (55)
     Proceeds from disposal of property..........................................                --            31,799
                                                                                      -------------     -------------
         Net cash (used in) provided by investing activities.....................          (460,361)            1,784

Financing activities:
     Proceeds from short-term borrowings.........................................                --             5,000
     Proceeds from DIP Credit Facility, net......................................                --             9,860
     Proceeds from long-term borrowings..........................................           412,700            44,923
     Repayment of long-term borrowings...........................................          (292,944)          (51,715)
     Proceeds from issuance of Senior Notes, net of offering costs...............           292,500                --
     Proceeds from issuance of Title XI bonds, net of financing costs............             1,802             6,600
     Repayment of Title XI bonds.................................................                --              (616)
     Payment of financing costs..................................................              (995)           (1,358)
     Payment of obligations under capital leases.................................            (1,388)           (2,198)
     Proceeds from issuance of common stock......................................               588               253
     Repayment of short-term debt................................................                --            (5,000)
                                                                                      -------------     --------------
       Net cash provided by financing activities.................................           412,263             5,749
                                                                                      -------------     -------------

Change in cash...................................................................            (1,208)           10,407
Cash at beginning of period......................................................            16,246            10,106
                                                                                      -------------     -------------
Cash at end of period............................................................       $    15,038       $    20,513
                                                                                        ===========       ===========

Supplemental cash flow disclosures:
     Interest paid, net of amounts capitalized...................................       $    27,250       $    47,080
                                                                                        ===========       ===========
     Capital leases assumed in the acquisition of vessels........................       $    10,025       $        --
                                                                                        ===========     =============


                              See accompanying notes.

                        HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                                  (Debtor in Possession)
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    September 30, 1999
                                        (Unaudited)


1.       Voluntary Filing under Chapter 11 of the United States Bankruptcy Code

         On September 8, 1999, the Parent and certain of its subsidiaries (the "Debtor Subsidiaries" and, together with the Parent, the "Debtors") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 99-3024 (PJW)). The Company's operating results for the latter half of 1998 and for the first nine months of 1999 were severely affected by, among other things, low average day rates and utilization rates. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under the Bankruptcy Code. The Company is continuing operations in Chapter 11 and has procured a $60 million debtor in possession credit facility (see Notes 3 and 4).

2.   Basis of Presentation

          The Company owns a 50.75% interest in companies that own five double-hull product carriers (referred to collectively as the "Lightship Tankers"). At the time the Company purchased its interest in the Lightship Tankers, the Company intended to reduce its ownership to less than 50% and accounted for its investment under the equity method. However, the Company has held its investment for one year and has not yet been able to reduce its interest and has consequently been required to consolidate the Lightship Tankers as of September 30, 1999, in accordance with the Financial Accounting Standard Board Statement No. 94, "Consolidations of All Majority-Owned Subsidiaries". The consolidation of the Lightship Tankers was accounted for as a change in reporting entity and the financial statements for all periods presented have been retroactively restated to include the accounts of the Lightship Tankers as if they were consolidated at the beginning of the earliest period presented. See
Note 6.

         The interim consolidated financial statements in this Report are unaudited. In accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"), certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Parent's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). The interim consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three- and nine-month interim periods ended September 30, 1999 are not necessarily indicative of the results of operations for the year ending December 31, 1999.

         Certain amounts in prior periods have been reclassified to conform the current presentation.

3.   Plan of Reorganization

         On October 1, 1999, the Debtors filed with the Bankruptcy Court a proposed Joint Plan of Reorganization and a related proposed Disclosure Statement. The First Amended Disclosure Statement (the "Disclosure Statement") and the First Amended Plan of Reorganization (the "Plan") were filed with the Bankruptcy Court on November 1, 1999. The Disclosure Statement was approved by the Bankruptcy Court on November 2, 1999 and was distributed on November 5, 1999. Under the Plan, holders of the Senior Notes (see Note 5) would exchange the Senior Notes for 9,800,000 shares of common stock of the reorganized Company ("Reorganized HMI"), representing 98% of the common equity of Reorganized HMI; holders of the Trust Convertible Preferred Securities (see Note 5) would receive 200,000 shares of common stock of Reorganized HMI, representing 2% of its common equity, together with warrants to purchase an additional 125,000 shares; and holders of the Parent's Common Stock would receive warrants to purchase 125,000 shares of common stock of Reorganized HMI. The warrants would be exercisable at $38.49 per share and would have a term of four years.

         Completion of the Plan is subject to various conditions, including obtaining refinancing for the Company's borrowings under the DIP Credit Facility (see Note 4). Completion of the Plan is also subject to approval by the Bankruptcy Court, which is scheduled to consider confirmation of the Plan on December 1, 1999. There can be no assurance that the Company will be successful in obtaining such refinancing or that the Bankruptcy Court will approve the Plan.

         Reorganization items included in the 1999 Statement of Operations primarily represent professional fees incurred in connection with the Company's bankruptcy proceedings.

         The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the confirmation of the Plan.

4.   Long-Term Debt and DIP Credit Facility

         Amounts outstanding consisted of the following (in thousands):

                                                                                     December 31,          September 30,
                                                                                         1998                     1999
                                                                                   ----------------     ----------------
         Lines of credit....................................................      $         135,000     $            --
         Term loan..........................................................                117,954               240,890
         Revolving credit borrowings under DIP Credit Facility..............                   --                   9,860
         Title XI debt......................................................                261,674               267,832
         Notes payable......................................................                  5,874                10,701
                                                                                  -----------------     -----------------
                                                                                            520,502               529,283
         Less:  Current maturities and DIP Credit Facility..................                264,341               259,810
                                                                                  -----------------     -----------------
                                                                                  $         256,161     $         269,473
                                                                                  =================     =================

         Current maturities of long-term debt include $252.9 million at December 31, 1998 of borrowings under the Company's Amended and Restated Revolving Credit and Term Loan Agreement with a group of banks (such Agreement, as amended, the "Loan Agreement"). During the quarter ended September 30, 1999 (but prior to the Chapter 11 filing), the Company entered into amendments to the Loan Agreement that provided, among other things, for (1) increased commitment fees and/or the payment of certain other fees; (2) increased interest on borrowings; and (3) waivers of noncompliance with certain covenants in the Loan Agreement.

         In connection with the above Chapter 11 filings, the Debtors and certain lending institutions entered into a Debtor in Possession Revolving Credit and Term Loan Agreement dated as of September 10, 1999 (the "DIP Credit Facility"). Subject to certain conditions and limitations, the DIP Credit Facility provides the Company with a revolving credit facility of up to $60 million; in addition, the approximately $241 million of borrowings previously outstanding under the Loan Agreement were converted into a term loan under the DIP Credit Facility. The Bankruptcy Court granted interim approval of the DIP Credit Facility on September 9, 1999 and final approval thereof on September 30, 1999. Prior to December 15, 1999, borrowings under the DIP Credit Facility bear interest at three percentage points over the "Base Rate" of Citibank, N.A., Administrative Agent under the DIP Credit Facility (12.75% at September 30,
1999); on and after December 15, 1999, any such borrowings would bear interest at seven and one-half percentage points over such Base Rate. The DIP Credit Facility also provides for certain fees payable by the Company and for certain covenants relating to earnings before interest, taxes, depreciation and amortization; capital expenditures; collateral coverage; and outstanding borrowings. The DIP Credit Facility expires on February 28, 2000.

         The outstanding Title XI debt is collateralized by first preferred mortgages on the Lightship Tankers and certain other vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 1, 2024.

         At September 30, 1999, the Company had letters of credit outstanding in the amount of approximately $3.1 million which expire on various dates through December 2002. The letters of credit remain outstanding under the DIP Credit Facility and reduce amounts available under the DIP Credit Facility on a dollar-for-dollar basis.

5.   Liabilities Subject to Compromise:

         The Company has $300.0 million of 8.375% Senior Notes due 2008 (the "Senior Notes") outstanding. The Senior Notes have been guaranteed by certain of the Company's subsidiaries (see Note 11).

         At September 30, 1999, Hvide Capital Trust, a wholly owned consolidated subsidiary of the Company (the "Trust"), had outstanding 2,300,000 6 1/2%
Trust  Convertible   Preferred  Securities  (the  "Trust  Convertible  Preferred
Securities") with a principal amount of $115.0 million and 71,134 6 1/2% Trust Convertible Common Securities with a principal amount of $3.6 million.

         In accordance with the Plan, the Senior Notes and the Trust Convertible Preferred Securities constitute the sole obligations of the Company that are subject to compromise and have been classified separately on the September 30, 1999 balance sheet. The amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

Liabilities subject to compromise on the accompanying September 30, 1999 balance sheet consist of the following (in thousands):


                                                                                       September 30, 1999
                                                                                      ----------------------
        Principal balance of Senior Notes                                                     $ 300,000
        Interest due on Senior Notes                                                             14,168
        Deferred financing costs on Senior Notes                                               (10,400)
        Principal balance of Trust Convertible Preferred Securities                             115,000
        Distributions payable on Trust Convertible Preferred Securities                           5,170
                                                                                      ======================
               Liabilities subject to compromise                                              $ 423,938
                                                                                      ======================


         As a result of the Chapter 11 filing, as of September 8, 1999, the Company discontinued accruing interest on the Senior Notes and distributions on the Trust Convertible Preferred Securities. Contractual interest on the Senior Notes for the nine months ended September 30, 1999 was $18.8 million, which is $1.5 million in excess of interest expense included in the accompanying financial statements. Contractual distributions on the Trust Convertible Preferred Securities for the nine months ended September 30, 1999 were approximately $5.6 million, which is $0.4 million in excess of amounts included in the accompanying financial statements.


 6.  Consolidation of Lightship Tankers

         During 1998, the Company increased its equity interest in the Lightship Tankers from 0.75% to 50.75%. Three of the tankers were delivered in late 1998 and the final two were delivered in 1999. Therefore, the operations of the Lightship Tankers prior to December 31, 1998 were not material to the Company's results of operations. The effect of the consolidation of the Lightship Tankers on the Company's Statement of Operations is as follows (in thousands, except share amounts):


                                                               Three Months ended           Nine Months Ended
                                                               September 30, 1999           September 30, 1999
                                                               ------------------           ------------------
     Revenues                                                         $15,866                     $35,910
     Income from operations                                             4,303                       8,195
     Net income (loss)                                                     88                     (2,125)
     Earnings (loss) per share - assuming dilution                       0.01                      (0.14)



7.  Loss on Disposal of Assets

         During the nine months ended September 30, 1999, the Company sold eight vessels for net cash proceeds of approximately $32.3 million. The proceeds were primarily used to repay amounts outstanding under the Loan Agreement. The Company has also canceled the shipbuilding contracts on five vessels. Loss on disposal of assets on the accompanying Statement of Operations for the nine months ended September 30, 1999 includes losses on the vessels sold and the forfeiture of deposits and progress payments on canceled shipbuilding contracts.

8.    Income Taxes

         For the nine months ended September 30, 1998 and 1999, the provision for (benefit from) income taxes was computed using estimated annual effective tax rates of 38% and 36%, respectively, adjusted principally for depreciation on vessels built with capital construction funds.

9.   Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share before extraordinary item (in thousands, except per share amounts):


                                                                       Three Months Ended              Nine Months Ended
                                                                           September 30,                  September 30,
                                                                        1998           1999            1998           1999
Numerator:
   Income (loss) before extraordinary item..................      $      4,772    $    (20,110)  $     21,428    $    (52,895)
                                                                  ------------    -------------  ------------    -------------
   Numerator for basic earnings (loss) per share -
     Income (loss) applicable to common shareholders........             4,772         (20,110)        21,428         (52,895)

Effect of dilutive securities:
   Distributions on Trust Convertible Preferred
   Securities...............................................               --(1)          --(1)         3,476            -- (1)
                                                                  --------------- -------------- ------------    --------------

Numerator for diluted earnings (loss) per share
   Income (loss) applicable to common shareholders
     After assumed conversion...............................      $      4,772    $    (20,110)  $     24,904    $    (52,895)
                                                                  ============    =============  ============    =============

Denominator:
   Denominator for basic earnings per
     Weighted average shares................................            15,329          15,544         15,309         15,489

Effect of dilutive securities:
   Trust Convertible Preferred Securities...................               --  (1)         --(1)        4,035           -- (1)
   Deferred compensation....................................                20             --              11           --
   Stock options............................................               --  (2)         --(2)          101           -- (2)
                                                                  --------------- -------------  ------------    -------------
Dilutive potential common shares............................                20              --          4,147           --
                                                                  --------------- -------------  ------------    -------------
Denominator for diluted earnings (loss) per share -
   Adjusted weighted average shares and assumed
     conversions............................................            15,349          15,544         19,456          15,489
                                                                  ============    ============   ============    ============

Earnings (loss) per share before extraordinary item.........      $       0.31    $     (1.29)   $       1.40    $     (3.42)
                                                                  ============    ============   ============    ============

Earnings (loss) per share before extraordinary item -
   Assuming dilution........................................      $       0.31    $     (1.29)   $       1.28    $     (3.42)
                                                                  ============    ============   ============    ============

(1)  Excludes  the  assumed  conversion  of  the  Trust  Convertible   Preferred
     Securities as the effect is anti-dilutive for the period.

(2)  Excludes  the  assumed   exercise  of  stock   options  as  the  effect  is
     anti-dilutive for the period.

10.  Segment

         The Company organizes its business principally into three segments. The Company does not have significant intersegment transactions.

         Revenues by segment consist only of services provided to external customers, as reported in the Statement of Operations. Income from operations represents net revenues less applicable costs and expenses related to those revenues.

         The  following  schedule  presents   information  about  the  Company's
operations in its three business segments (in thousands):


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                                   -------------                    -------------
                                                                  1998            1999              1998           1999
                                                            -----------    -------------      ------------  -----------
Revenues:
     Offshore energy support...........................     $    60,105    $     32,180       $  184,014     $   117,015
     Offshore and harbor towing........................          11,662          10,854           32,953          33,225
     Marine transportation services....................          28,382          42,955           78,999         115,153
                                                            -----------     -----------       ----------     -----------
Consolidated revenues..................................     $   100,149     $    85,989       $  295,966     $   265,393
                                                           ============    ============     ============    ============

Income (loss) from operations:
     Offshore energy support...........................     $    16,706     $    (8,073)     $    61,643    $   (11,309)
     Offshore and harbor towing........................           3,306           3,209            9,207           9,547
     Marine transportation services....................           2,866           6,515            8,313          16,551
     General corporate.................................          (3,915)         (3,497)         (11,798)        (12,459)
                                                            ------------    ------------     ------------    -----------
Consolidated income (loss) from operations.............     $    18,963     $    (1,846)     $    67,365     $     2,330
                                                           ============    =============    ============    ============

Income (loss) before provision for (benefit from)
  income taxes and extraordinary item:
     Offshore energy support...........................     $    14,010     $    (8,561)     $    59,266     $   (25,653)
     Offshore and harbor towing........................           3,307           3,667            9,194          10,402
     Marine transportation services....................           4,379           5,832           10,039           6,861
     General corporate.................................         (14,797)        (33,571)         (44,735)        (74,259)
                                                            -----------     -----------      -----------     -----------
Consolidated income (loss) before provision for
  (benefit from) income taxes and extraordinary item...     $     6,899     $   (32,633)     $    33,764     $   (82,649)
                                                           ============    =============    ============    =============

11.  Supplemental Condensed Consolidating Financial Information

         The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes.

         The  following  is   summarized   condensed   consolidating   financial
information for the Company, segregating the Parent, the combined wholly owned guarantor subsidiaries, the combined foreign subsidiary guarantors, the combined mostly owned guarantors, the combined non-guarantor subsidiaries and eliminations. Two of the guarantor subsidiaries, Seabulk America Partnership, Ltd. and Seabulk Transmarine Partnership, Ltd. are 81.59%-owned and 67.33%-owned by the Company, respectively, and have been presented separately from the wholly owned guarantors. The foreign guarantor subsidiaries are also presented separately from the wholly owned guarantors. Separate financial statements of the wholly owned guarantor subsidiaries are not presented because management believes that these financial statements would not be material to holders of Senior Notes. Separate audited financial statements of the non-wholly owned guarantor subsidiaries for the year ended December 31, 1998 have been filed with the Commission.

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

             Condensed Consolidating Balance Sheet (unaudited)
                                (In thousands)

                                                                September 30, 1999
                              --------------------------------------------------------------------------------------------

                                              Wholly                     Mostly
                                               Owned        Foreign       Owned
                                              Guarantor     Guarantor    Guarantors  Non-Guarantor                 Condensed
                                 Parent      Subsidiaries Subsidiaries  Subsidiaries Subsidiaries Eliminations  Consolidated
Assets
Current assets
  Cash........................    $   48      $ 5,437        $ 6,852    $   7,925     $   251        $   --     $  20,513
  Accounts receivable:
    Trade, net................     1,036       27,185         21,795        5,001           5         (202)        54,820
  Insurance claims and other..     2,398        2,001          3,242          205          26            --         7,872
  Spare parts and supplies....     2,188        3,727          7,633        3,831          --       (1,488)        15,891
  Prepaid expenses............     1,268        1,010          1,435          706         155            --         4,574
  Deferred costs..............     1,218           --             --           --       1,218            --            --
                              ----------   ----------     ----------   ----------  ----------  ------------   -----------
      Total current assets....     8,156       39,360         40,957       17,668         437       (1,690)       104,888
Property net..................    94,366      276,564        369,030      286,630         748       (1,635)     1,025,703
Other assets:
  Deferred costs..............     6,109        8,486          3,604        7,474          --         (409)        25,264
  Restricted investments......        --           --             --        3,752          --            --         3,752
  Due from affiliates.........   132,813       14,669      (119,196)     (33,018)       4,785            --            53
  Investment in affiliates....   670,170      584,587        (1,102)       34,054       1,102   (1,288,567)           244
  Goodwill net................       109       28,064         60,611           --          --            --        88,784
  Other.......................       937          956          2,503        1,327     118,571     (118,556)         5,738
                              ----------   ----------     ----------   ----------  ----------  ------------   -----------
      Total other assets......   810,138      636,762       (53,580)       13,589     124,458   (1,407,532)       123,835
                              ----------   ----------     ----------   ----------  ----------  ------------   -----------
        Total.................$ 912,660    $ 952,686      $ 356,407    $ 317,887   $ 125,643  $ (1,410,857)   $ 1,254,426
                              ==========   ==========     ==========   ==========  ========== =============   ===========

Liabilities and Stockholders'
 Equity
Current liabilities:
  Current maturities of
    long-term debt............ $ 255,566      $ 1,868             --    $   2,376          --           --    $   259,810
  Current obligations
    under capital
    leases....................       542        2,721             --           --           --          --          3,263
  Accounts payable............     1,778        3,400          2,200          240          323          --          7,941
  Other ......................     6,214        6,312          9,710        7,585           41        (252)        29,610
                              ----------   ----------     ----------   ----------  ----------  ------------   -----------
Total current liabilities.....   264,100       14,301         11,910       10,201         364         (252)       300,624

Long-term debt................   132,684       27,937             --      227,409          --     (118,557)       269,473
Obligations under
   capital leases.............    13,801       20,983             --           --          --            --        34,784
Deferred income taxes.........   (3,242)        7,072             --           --          --            --         3,830
Other                                           1,274            678          184          --            --         4,636
                                   2,500
Liabilities subject
   to compromise..............   307,098           --             --           --     116,840            --       423,938
Company-obligated manditorily
   redeemable preferred
   securities issued
   by a consolidated
   subsidiary.................        --           --             --           --          --            --            --
Minority partners' equity in
   subsidiaries...............        --           --             --           --          --        21,395        21,395
Stockholders' equity..........   195,719      881,119        343,819       80,093       8,439   (1,313,443)       195,746
                              ----------   ----------     ----------   ----------  ----------  ------------   -----------
        Total.................$ 912,660     $952,686       $356,407    $ 317,887    $125,643   $(1,410,857)   $ 1,254,426
                              ==========    =========      =========   ==========   =========  ============   ===========

          Condensed Consolidating Statements of Operations (unaudited)
                                 (In thousands)


                                                               Three Months Ended September 30, 1998
                                ----------------------------------------------------------------------------------------------------
                                              Wholly Owned      Foreign     Mostly Owned
                                                Guarantor       Guarantor      Guarantor   Non-Guarantor                  Condensed
                                   Parent      Subsidiaries   Subsidiaries  Subsidiaries  Subsidiaries  Eliminations   Consolidated
Revenues.......................   $ 17,735         $ 46,889       $ 59,343        $2,655       $ 6,931    $ (33,404)       $ 100,149
Operating expenses:
  Crew payroll and benefits....      6,230            9,113          8,151           686           989         (395)          24,774
  Charter hire.................      1,079            7,466             --            --           249      (12,805)           5,989
  Repairs and maintenance......      2,153            3,097          2,530           196           245            --           8,221
  Insurance....................        550            1,636          1,250            48           147            --           3,631
  Consumables..................      1,663            2,876          4,836            64           374         (720)           9,093
  Other........................       (483)           2,836          4,042            25           138         (531)           6,027
                                 ---------      -----------     ----------      --------     ---------    ----------       ---------
      Total operating expenses.     11,192           37,024         20,809         1,019         2,142      (14,451)          57,735
Selling, general and
administrative expenses........      4,631            1,678          3,405         1,200         1,802       (1,411)          11,305
Depreciation and amortization..      2,643            4,300          4,187           577           439            --          12,146
                                 ---------      -----------     ----------      --------     ---------    ----------       ---------
Income (loss) from operations..      (731)            3,887         30,942         (141)         2,548      (17,542)          18,963
Interest expense, net..........     13,137                6             --       (2,530)       (1,871)            --           8,742
Other income (expense):........
  Minority interest and
  equity in earnings of
  subsidiaries.................     16,775            8,145             --          (26)       (1,904)      (26,652)         (3,662)
  Other........................      3,124            1,225        (19,702)          --        (1,221)        16,914             340
                                 ---------      -----------     ----------      --------     ---------    ----------       ---------
      Total other
        income (expense).......     19,899            9,370        (19,702)         (26)       (3,125)       (9,738)         (3,322)
Income (loss)
  before provision
  for (benefit from)
  income taxes and
  extraordinary item...........      6,031           13,251         11,240         2,363         1,294      (27,280)           6,899
Provision for
  (benefit from)
  income taxes.................      2,127               --             --            --            --            --           2,127
Income (loss) before
  extraordinary item...........      3,904           13,251         11,240         2,363         1,294      (27,280)           4,772
                                 ---------      -----------     ----------      --------     ---------    ----------       ---------
Loss on early extinguishment
of debt .......................        --                --             --           868            --            --             868
                                 ---------      -----------     ----------      --------     ---------    ----------       ---------
Net income (loss)..............  $  3,904       $   13,251      $  11,240       $  1,495     $  1,294     $ (27,280)       $   3,904
                                 =========      ===========     ==========      ========     =========    ==========       =========

          Condensed Consolidating Statements of Operations (unaudited)
                                 (In thousands)

                                                                   Three Months Ended September 30, 1999
                                              Wholly Owned     Foreign    Mostly Owned       Non
                                                Guarantor      Guarantor     Guarantor    -Guarantor                    Condensed
                                    Parent     Subsidiaries  Subsidiaries  Subsidiaries  Subsidiaries   Eliminations   Consolidated
Revenues.........................   $ 12,852     $   48,906     $  21,200    $   18,490      $     11     $ (15,470)     $   85,989
Operating expenses:
  Crew payroll and benefits......      4,792          8,309         6,072         4,647            44          (123)         23,741
  Charter hire...................        491         17,222          (10)            --             9       (12,959)          4,753
  Repairs and maintenance........      1,126          3,308         4,323           308            13           (74)          9,004
  Insurance......................        488          1,574         1,089           426            16             --          3,593
  Consumables....................      1,070          5,571         3,397         1,489            14        (1,181)         10,360
  Other..........................       855           3,882         1,805         3,386             8        (1,152)          8,784

      Total operating expenses...      8,822         39,866        16,676        10,256           104       (15,489)         60,235
Selling, general and
  administrative expenses........      3,422          2,378         4,653           517            34        (1,331)          9,673
Depreciation and
  amortization...................      2,155          5,341         7,843         2,588            --             --         17,927

Income (loss) from
  operations.....................    (1,547)          1,321       (7,972)         5,129         (127)          1,350        (1,846)
Interest expense, net............     17,606           (58)            --         4,854       (1,370)             --         21,032
Other income (expense):
  Minority interest and
    equity in
    earnings of
    subsidiaries.................    (5,555)        (5,674)           (4)           148       (1,431)         10,965        (1,551)
  Other..........................    (3,597)           381           815             --           (2)         (1,473)       (3,876)

      Total other income
       (expense).................    (9,152)        (5,293)           811          148        (1,433)         9,492         (5,427)

Reorganization items.............     4,328              --            --            --            --             --         4,328
Income (loss) before provision
   for (benefit from) income
   taxes and extraordinary item..   (32,633)        (3,914)       (7,161)           423         (190)         10,842       (32,633)
Provision for (benefit from)
   income taxes..................   (12,523)             --            --            --            --             --       (12,523)

Income (loss) before
  extraordinary item.............   (20,110)        (3,914)       (7,161)           423         (190)         10,842       (20,110)
Loss on early
  extinguishment of debt.........        --             --            --            --            --             --             --
Net income (loss)................  $(20,110)      $ (3,914)    $  (7,161)     $    423      $   (190)    $   10,842     $  (20,110)
                                   =========      =========    ==========     =========     =========    ===========    ===========

             Condensed Consolidating Income Statement (unaudited)
                              (In thousands)

                                                      Nine Months Ended September 30, 1998
                                               Wholly-                 Mostly
                                               Owned       Foreign     Owned
                                              Guarantor    Guarantor  Guarantor
                                     Parent   Subsid-      Subsid-    Subsid-    Non-Guarantor
                                              iaries       iaries     iaries     Subsidiaries  Eliminations     Total
Revenues.........................  $   51,094  $ 155,948  $164,477   $ 7,870     $    13,792  $    (97,215)   $   295,966
Operating expenses:
  Crew payroll and benefits......      16,123     25,761    21,704     2,083           2,232          (581)        67,322
  Charter hire and bond guarantee
    fee..........................       2,866     50,501        --        --             464       (39,376)        14,455
  Repairs and maintenance........       6,450      8,152     7,102       553             639            --         22,896
  Insurance......................       1,577      4,378     3,470       238             318            --          9,985
  Consumables....................       4,359      7,995    11,782       218             887          (917)        24,324
  Other..........................       2,536      8,723    10,639       269             369          (818)        21,718
                                   ----------  ---------  --------   -------     -----------   -----------    -----------
    Total operating expenses.....      33,911    105,510    54,697     3,361           4,909       (41,692)       160,700
Selling, general and administrative
 expenses........................      13,687      7,458     9,940     2,410           2,353        (4,014)        31,170
Depreciation and amortization....       6,447     11,319    15,944     1,346           1,015            --         35,797
                                   ----------  ---------  --------   -------     -----------   -----------    -----------
Income (loss) from operations....     (2,951)    31,661     83,896       753           5,515       (51,509)        68,299
Interest, net....................     34,215         18         --     1,134          (5,594)           --         30,223
Other income (expense):
  Minority interest and equity
    earnings of subsidiaries.....     66,915     78,859         --        43          (5,632)     (143,689)        (5,505)
  Other .........................      3,147      3,021    (53,390)       --          (3,049)       50,596            325
                                  ----------  ---------   --------   -------      -----------  -----------    -----------
    Total other income (expense).     70,062     79,880    (53,390)       43          (8,681)      (93,093)        (5,180)
                                  ----------  ---------              -------      -----------  -----------    -----------
Income (loss) before provision for
  income taxes and extraordinary
   item .........................     32,896   111,523     30,506       (338)          2,428      (144,602)       32,896
Provision for income taxes.......     12,336        --         --         --              --            --        12,336
Income (loss) before extraordinary
  item  .........................     20,560   111,523     30,506       (338)          2,428      (144,602)       20,560
Loss on early extinguishment of
  debt  .........................        734        --         --        868              --            --           734
                                  ---------- ---------   --------   --------      -----------   -----------  -----------
Net income (loss)................ $   19,826 $ 111,523   $ 30,506   $ (1,206)     $     2,428   $  (144,602) $    19,826
                                  ========== =========   ========   ========      ===========   ===========  ===========

          Condensed Consolidating Statements of Operations (unaudited)
                                 (In thousands)

                                                                Nine Months Ended September 30, 1999
                                  --------------------------------------------------------------------------------------------------
                                                Wholly-Owned     Foreign    Mostly Owned      Non-
                                                Guarantor      Guarantor     Guarantor     Guarantor                    Condensed
                                    Parent     Subsidiaries  Subsidiaries  Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                  --------------------------------------------------------------------------------------------------
Revenues........................  $ 38,646     $  146,022     $  85,922    $   43,761      $  1,549    $  (50,507)    $  265,393
Operating expenses:
  Crew payroll and benefits.....    13,919         25,415        21,557        11,154            44          (145)        71,944
  Charter hire                       1,448         49,111         (458)            --           459       (37,285)        13,275
  Repairs and maintenance.......     3,773          9,804        14,755           769            13          (103)        29,011
  Insurance.....................     1,231          4,630         3,400         1,066            25            --         10,352
  Consumables...................     3,193         12,050        10,630         3,467            14        (1,442)        27,912
  Other.........................     2,116         12,558         5,327         7,951             8        (3,136)        24,824
                                 ---------    -----------   -----------    ----------     ---------     ----------   -----------
      Total operating expenses..    25,680        113,568        55,211        24,407           563       (42,111)       177,318
Selling, general and                12,329          8,998        12,629         1,533         1,024        (4,375)        32,138
  administrative expenses.......
Depreciation and amortization...     7,542         15,373        23,992         6,655            45              0        53,607
                                 ---------    -----------   -----------    ----------     ---------     ----------   -----------
Income(loss) from operations....   (6,905)          8,083       (5,910)        11,166          (83)        (4,021)       (2,330)
Interest expense, net...........    51,107          (174)             4        12,191       (4,981)            --         58,147
Other income (expense):
  Minority interest and equity
   in earnings (loss)
   of subsidiaries..............  (15,847)       (26,929)            55       (1,123)       (5,224)         44,577       (4,492)
  Other.........................   (4,462)        (7,632)       (9,799)            0           (18)          3,898      (18,012)
                                 ---------    -----------   -----------    ----------     ---------     ----------   -----------
      Total other income
        (expense)...............  (20,309)       (34,561)       (9,744)       (1,123)       (5,242)         48,475      (22,504)
                                 ---------    -----------   -----------    ----------     ---------     ----------   -----------
Reorganization items............    4,328             --             --            --            --            --         4,328
Income (loss) before provision
  for (benefit from) income
  taxes.........................  (82,649)       (26,304)      (15,658)       (2,148)         (344)         44,454      (82,649)
Provision for (benefit from)
  income taxes..................  (29,754)            --             --            --            --             --      (29,754)
                                 ---------    -----------   -----------    ----------     ---------     ----------   -----------
Net income (loss)............... $(52,895)    $  (26,304)   $  (15,658)    $  (2,148)     $   (344)      $  44,454   $  (52,895)
                                 =========    ===========   ===========    ==========     =========      =========   ===========


       Condensed Consolidated Statement of Cash Flows (unaudited)
                           (In thousands)

                                                                      Nine Months Ended September 30, 1998
                                             ---------------------------------------------------------------------------------------
                                                          Wholly-Owned Foreign    Mostly Owned    Non-
                                                          Guarantor   Guarantor    Guarantor    Guarantor                 Condensed
                                                Parent    SubsidiarieSubsidiaries Subsidiaries Subsidiaries Eliminations    Total
                                             ---------------------------------------------------------------------------------------
Operating Activities:
Net Income (loss)                                  19,826    111,523       30,504      (1,206)       2,428    (143,249)       19,826

Adjustments to reconcile net income to net
cash provided by operating activities:
  Loss on extinguishment of debt.......               734         --           --          868          --           --        1,602
    Depreciation and amoritization.......           6,446      9,658       17,459        1,346       1,162           --       36,071
    Amortization of drydocking costs.....           3,503      1,595        2,808          180         363           --        8,449
    Provision for bad debts..............             156        742           --                                    --          898
    Loss (Gain) on disposal of property..              46         --           --           --          --           --           46
    Amortization of financing costs......             737         --           --          161         195           --        1,093
    Provision for (benefit from) deferred
       taxes.............................           8,591         --           --           --          --           --        8,591
    Minority partners' equity in earnings
     of subsidiaries, net................              --         --           --           --          --      (1,329)      (1,329)
    Undistributed earnings (losses) of
      affiliates, net....................         (66,915)   (76,831)          --          (44)      5,606      138,459          275
    Other non-cash items.................             130         --           --           --          --           --          130
    Changes in operating
      assets and liabilities:
      Accounts receivable................         (2,434)        503     (27,853)          956     (3,131)        (383)     (32,342)
      Other assets.......................           8,518   (18,769)      (5,934)      (2,100)       1,004          524     (16,757)
      Accounts payable and
        other liabilities................             956   (14,569)       10,653        4,355       (492)       19,435       20,337

      Net cash provided by (used in)
        operating activities.............        (19,706)     13,852       27,637        4,516       7,135       13,456       46,890

Investing Activities:
   Purchase of property..................        (29,487)    (2,785)     (42,633)        3,598    (17,079)     (12,154)    (100,540)
   Acquisitions..........................       (331,303)   (14,987)       14,713           --           9     (14,710)    (346,278)
   Payments on vessels under
      construction.......................              --         --           --      (3,613)          --           --      (3,613)
   (Purchases) redemption of restricted
     investments.........................              --         --           --      (5,529)          --           --      (5,529)
   Capital contribution to affiliates....        (28,169)          8           --           --      10,352       13,408      (4,401)
   Proceeds from disposal of property....              --         --           --           --          --           --
        Net cash used in investing
          activities.....................       (388,959)   (17,764)     (27,920)      (5,544)     (6,718)     (13,546)    (460,361)

Financing Activities:
   Proceeds from short-term borrowings...             --          --           --           --          --           --           --
   Proceeds from DIP Facility, net.......             --          --           --           --          --           --           --
   Proceeds from long-term debt..........         412,700         --           --           --          --           --      412,700
   Repayments of long-term borrowings....       (292,480)      (464)           --           --          --           --    (292,944)
   Proceeds from issuance of Senior Notes,
     net of offering cost................         292,500         --           --           --          --           --      292,500
   Proceeds from issuance of Title XI
     bonds, net of financing fees........              --         --           --        1,802          --           --        1,802
   Payment of financing costs............           (247)         --           --        (748)          --           --        (995)
   Payment of obligations under capital
     leases..............................           (376)    (1,012)           --           --          --           --      (1,388)
   Proceeds from issuance
    of common stock......................             588         --          --           --          --           --           588

        Net cash provided by financing
         activities......................         412,685    (1,476)                     1,054          --           --      412,263

(Decrease) increase in cash and cash
   equivalents...........................           4,020    (5,388)        (283)           26         417           --      (1,208)

Cash and cash equivalents at
   beginning of period...................           2,510      8,396        4,029        1,311          --           --       16,246

Cash and cash equivalents
    at end of period.....................        $  6,530   $  3,008     $  3,746    $   1,337     $   417       $   --    $  15,038


                     Hvide Marine Incorporated and Subsidiaries
                               (Debtor in Possession)
                   Condensed Consolidated Statements of Cash Flows
                                    (in thousands)

                                                                    Nine Months Ended September 30, 1999
                                           ------------------------------------------------------------------------------------
                                                           Wholly
                                                           Owned      Foreign   Mostly Owned    Non-
                                                         Guarantor   Guarantor   Guarantor    guarantor               Condensed
                                             Parent    SubsidiariesSubsidiarie Subsidiaries SubsidiariesElimination Consolidated
Operating activities:
   Net income (loss)........................$ (52,895)  $ (26,304)  $ (15,658)  $  (2,148)   $    (344)  $  44,454   $  (52,895)
   Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
     Loss on early extinguishment
       of debt, net.........................       --          --         --          --            --         --          --
     Depreciation and amortization..........    7,550      16,425      23,019       6,568           45         --        53,607
     Provision for bad debts................       29         148         244         --            --         --           421
     (Gain) loss on disposal of assets......    6,254       8,106       3,288         --            --         --        17,648
     Amortization of drydocking costs.......    2,210       3,594       3,018         120           --         --         8,942
     Amortization of discount on
       long-term debt and financing
       costs................................    1,110         --          --          --            --         --         1,110
     Provision for (benefit                   (29,753)
       from) deferred taxes.................  (29,753)        --          --          --            --         --      (29,753)
     Minority partners' equity in
       losses of subsidiaries, net..........       --         --          --          --            --        (678)       (678)
     Undistributed losses of affiliates.....       --         --          --          --            --          --          --
     Other non-cash items...................      130         --          --          --            --          --          130
   Changes in operating assets
     and liabilities, net of effect of
       acquisitions:
     Accounts receivable....................    6,748       2,510      12,861      (3,377)         353        (470)      18,625
     Other current and long-term assets.....   49,285     (29,833)    (21,815)        (44)      (1,723)     (5,227)      (9,357)
     Accounts payable and other liabilities.  (11,420)     (7,040)     (8,695)     10,232        1,211      10,786       (4,926)
                                              --------     -------  ----------  ---------    ---------   ---------   -----------
       Net cash (used in) provided
        by operating activities.............  (20,752)    (32,394)     (3,738)     11,351         (458)     48,865         2874

Investing activities:
   Purchase of property.....................  (22,776)      1,056     (12,210)    (26,722)     (10,255)     26,457      (44,450)
   Acquisitions.............................       --         601         816          --       (1,417)         --          --
   Payments on vessels under construction...       --      (5,102)         --          --            --         --       (5,102)
   Redemptions of restricted investments....       --          --          --      19,592            --         --        19,592
   Deposits for the purchase of property....       --          --          --          --            --         --          --
   Capital contribution to affiliates.......   28,302       3,497          --          --            --         --        31,799
   Proceeds from disposal of property.......   25,278      20,838       7,846      (3,240)      (8,376)    (42,401)         (55)
                                               ------      ------   ---------   ----------   ----------  ----------  -----------
     Net cash (used in) provided
       by investing activities..............   30,804      20,890      (3,548)    (10,370)     (20,048)    (15,944)       1,784

Financing activities:
   Proceeds from short-term borrowings......       --       5,000         --           --           --          --        5,000
   Proceeds from DIP facility, net..........    9,860          --         --           --           --          --        9,860
   Proceeds from long-term
      borrowings............................   31,008      13,915         --           --           --          --       44,923
   Proceeds from issuance Senior
     Notes, net offering costs..............       --          --         --           --           --          --          --
   Repayment of long-term borrowings........  (50,695)     (1,020)        --           --           --          --      (51,715)
   Proceeds from Title XI bonds,
      net of offering costs.................       --          --         --        6,600           --          --        6,600
   Repayment of Title XI bonds..............       --          --         --         (616)          --          --         (616)
   Payment of financing costs...............   (1,358)         --         --           --           --          --       (1,358)
   Payment of obligations under
      capital leases........................     (473)     (1,725)        --           --           --          --       (2,198)
   Capital contributions from
      parent/partners.......................       --       3,653     10,679           --       18,589     (32,921)          --
   Proceeds from issuance of                      253
     common stock...........................      253          --         --           --           --          --           253
   Repayment of short-term borrowings.......       --      (5,000)        --           --           --          --       (5,000)
                                               ------      ------   ---------   ----------   ----------  ----------  -----------
     Net cash provided by
      financing activities..................  (11,405)     14,823      10,679       5,984       18,589     (32,921)       5,749

Change in cash..............................   (1,353)      3,319       3,393       6,965       (1,917)        --        10,407
Cash at beginning of period.................    1,401       2,118       3,460         960        2,167         --        10,106
                                               ------      ------   ---------   ----------   ----------  ----------  -----------
Cash at end of period.......................$      48   $   5,437   $   6,852   $   7,925    $     251         --    $   20,513
                                               ======   =========   =========    =========   ==========  ==========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1998 Form 10-K, as well as the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Form 10-K and the Parent's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1999.

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

Area of Operations Overview

         The financial information presented below represents historical results by major area of operations.

                                                                        Three Months Ended                  Nine Months Ended
                                                                            September 30,                        September 30,
                                                                --------------------------------     -----------------------------
                                                                     1998              1999               1998             1999
                                                                ---------------   ---------------    --------------   -------------
                                                                                   (in thousands)
           Revenues:
           Marine support services
              Offshore energy support                             $     60,105      $    32,180       $    184,014      $    117,015
              Offshore & harbor towing                                  11,662           10,854             32,953            33,255
                                                                  ------------      -----------       ------------      ------------
                                                                         71,767          43,034            216,967           150,270

           Marine transportation services                               28,382           42,955             78,999           115,123
                                                                  ------------      -----------       ------------      ------------
              Total revenues                                           100,149           85,989            295,966           265,393

           Operating expenses:
           Marine support service:
              Offshore energy support                                   32,663           25,336             87,939            82,387
              Offshore & harbor towing                                   5,830            5,497             16,871            16,883
                                                                  ------------      -----------       ------------      ------------
                                                                        38,493           30,833            104,810            99,270
           Marine transportation services                               19,242           29,402             55,886            78,048
                                                                  ------------      -----------       ------------      ------------
              Total operating expenses                                  57,735           60,235            160,696           177,318

           Direct overhead expense:
           Marine support services:
              Offshore energy support                                    3,217            3,800             10,197            12,317
              Offshore & harbor towing                                   1,508            1,137              4,107             3,654
                                                                  ------------      -----------       ------------      ------------
                                                                         4,725            4,937             14,304            15,971

           Marine transportation services                                2,960            1,696              6,406             4,918
                                                                --------------    -------------     --------------    --------------
              Total direct overhead expenses                             7,685            6,633             20,710            20,889

           Fleet Operating EBITDA(1) Marine support services:
              Offshore energy support                                   24,225            3,044             85,878            22,311
              Offshore & harbor towing                                   4,324            4,220             11,975            12,718
                                                                --------------    -------------     --------------    --------------
                                                                        28,549            7,264             97,853            35,029

           Marine transportation services                                6,180           11,857             16,707            32,157
                                                                  ------------      -----------       ------------      ------------
              Total fleet EBITDA(1)                                     34,729           19,121            114,560            67,186

           Corporate overhead expense                                    3,620            3,040             11,124            11,249
                                                                  ------------      -----------       ------------      ------------
           EBITDA(1)                                                    31,109           16,081            103,436            55,937
           Depreciation and amortization expense                        12,146           17,927             36,071            53,607
                                                                  ------------      -----------       ------------      ------------

           Income (loss) from operations                          $     18,963      $    (1,846)      $     67,365      $      2,330
                                                                  ============      ===========       ============      ============

-------------------
  (1)EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interest and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's operations. Fleet EBITDA is EBITDA before corporate overhead expenses. EBITDA and fleet EBITDA are not recognized by generally accepted accounting principles, should not be considered as alternatives to net income as indicators of the Company's operating performance, or as alternatives to cash flows from operations as a measure of liquidity, and do not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly named measures reported by other companies.

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

                                                                1998                                       1999
                                              ------------------------------------------     ---------------------------------

                                                Q1         Q2         Q3         Q4             Q1         Q2         Q3
                                                ---        ---        ---        ---            ---        ---        --
Number of supply boats at end of period (1).        28         29         27        24              21         21         21
Average supply boat day rates (2) ..........  $  8,475  $   8,214  $   6,505  $  5,191       $   4,530  $   4,049  $   3,538
Average supply boat utilization (3).........       86%        80%        55%       72%             70%        69%        74%

Number of crew boats at end of period (4)...        39         40         38        37              33         33         33
Average crew boat day rates (2)(4)..........  $  2,419  $   2,477  $   2,375  $  2,383       $   2,097  $   1,864  $   1,754
Average crew boat utilization (3)(4)........       89%        91%        77%       83%             69%        72%        75%


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

         As indicated in the above table, average supply boat day rates began to decline in the second quarter of 1998 and continued to decline for the balance of the year and in 1999. Supply boat utilization declined sharply in the second and third quarters of 1998, improving in the fourth quarter due to the redeployment of idle vessels from the U.S. Gulf of Mexico to international markets, and staying relatively flat thereafter. At November 10, 1999, supply boat day rates averaged approximately $3,300 per day. The current low level of supply boat day rates is expected to continue until energy exploration and production activities return to higher levels, which in turn is dependent upon a sustained improvement in energy prices.

         At November 10, 1999, crew boat day rates averaged approximately $1,800 per day. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until energy exploration and production activities return to higher levels.

         The following table shows rate and utilization information for foreign operations:



                                                                          1998                                    1999
                                                       -------------------------------------------    ------------------------------
                                                           Q1         Q2          Q3         Q4        Q1            Q2        Q3
                                                       ---------  ---------  ---------  ---------     -----      --------  ---------
Number of anchor handling tug/supply boats...........         66         67         66        69             67        69        67
Average anchor/handling tug/supply boat day rates(1)   $   5,505  $   6,008  $   5,914  $  5,727      $   4,817  $  5,433  $  4,662
Average anchor handling tug/supply boat
utilization(1)(2)....................................        75%        77%        77%       77%            61%       49%       49%

Number of crew/utility boats.........................         32         33         31        36             38        39        39
Average crew/utility boat day rates(2)...............  $   1,549  $   1,544  $   1,588  $  1,616      $   1,543  $  1,559  $  1,629
Average crew/utility boat utilization(3).............        75%        76%        72%       67%            65%       48%       47%


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

         As indicated in the above table, foreign anchor handling tugs/supply boats experienced stable utilization rates during 1998, with sharp declines in 1999; day rates experienced modest declines during the second half of 1998, and sharp declines in the first nine months of 1999. Foreign crew/utility boats experienced stable day rates in 1998, with declines in 1999; utilization rates experienced sharp declines during 1999. In general, both types of operations remained steady in 1998 as compared to declines in the comparable U.S. markets. However, foreign rates declined sharply in 1999. At November 10, 1999, day rates averaged approximately $4,400 per day for foreign anchor handling tugs/supply boats and approximately $1,600 for foreign crew/utility boats.

         See Item 5 ("Other Information") in Part II of this Report for information concerning certain activities of the Company's offshore energy support business.

         Offshore and Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         In late October 1999, six employees of the Company's towing operations in Tampa, Florida (including the two senior employees at that location) resigned and announced that they had joined a company that would compete with the Company's harbor towing operations in Tampa. The Company believes that these actions violated the employment agreements and fiduciary obligations owed to the Company by the two senior employees and that the actions of all six employees constitute violations of the "automatic stay" provisions of the Bankruptcy Code. Accordingly, the Company has instituted litigation against the employees. The Company is not able to predict at this time whether or to what extent the actions of these employees will affect the Company's harbor towing operations in Tampa in the future.

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

         Beginning in the first quarter of 1999, the Company implemented a plan to reduce operating and overhead expenses as well as capital expenditures. These expense reductions are not fully reflected in the comparisons below, primarily since such reductions were implemented during or subsequent to the 1999 first quarter.

Results of Operations

Three months ended September 30, 1999 compared with the three months ended September 30, 1998

         Revenue. Revenue decreased 14% to $86.0 million for the three months ended September 30, 1999, from $100.1 million for the three months ended September 30, 1998, primarily due to lower revenue from the Company's offshore energy support operations.

         Revenue from offshore energy operations decreased 46% for the three months ended September 30, 1999 compared to the 1998 period, primarily due to generally lower utilization and day rates resulting from the decline in offshore exploration and production activity. During the 1999 period, domestic day rates for supply boats owned, operated, or managed by the Company declined 45% from the 1998 period, while domestic day rates for crew boats owned, operated, or managed by the Company fell 25% from the 1998 period. Internationally, day rates for anchor handling tug/supply boats fell 22% to $4,622 from $5,914.

        Offshore and harbor towing revenue decreased 7% to $10.9 million for the three months ended September 30, 1999 from $11.7 million for the three months ended September 30, 1998, primarily due to the decline in the Company's offshore towing operations resulting from a decline in exploration activity in Mexico.

         Marine transportation revenue increased 51% to $43.0 million for the three months ended September 30, 1999 from $28.4 million for the three months ended September 30, 1998, primarily due to the Lightship Tankers being placed in operation.

         Operating Expenses. Operating expenses increased 4% to $60.2 million for the three months ended September 30, 1999 from $57.7 million for the three months ended September 30, 1998, primarily due to the consolidation of Lightship Tankers, partially offset by decreases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from decreased business activity. As a percentage of revenue, operating expenses increased to 70% for the three months ended September 30, 1999 from 58% for the three months ended September 30, 1998, due to the decline in revenues from lower day rates in the offshore energy support business.

         Overhead Expenses and Reorganization Items. On a combined basis, overhead expenses and reorganization items increased 23% to $14.0 million for the three months ended September 30, 1999 from $11.3 million for the three months ended September 30, 1998, primarily due to increased professional and other fees under the Loan Agreement and other fees resulting from the Company's financial condition, partially offset by a reduction in administrative expenses. As a percentage of revenue, overhead expenses and reorganization expenses increased to 16% for the three months ended September 30, 1999 from 11% for the three months ended September 30, 1998, due to the above-mentioned fees and the decrease in revenues from lower day rates and utilization in the offshore energy support business.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 48% to $17.9 million for the three months ended September 30, 1999, compared with $12.1 million for the three months ended September 30, 1998 as a result of the consolidation of Lightship Tankers and an increase in fleet size due to vessel construction in prior periods.

         Income (Loss) from Operations. Operations resulted in a loss of $1.9 million for the three months ended September 30, 1999 versus income of $19.0 million, or 19% of revenue, for the three months ended September 30, 1998 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 71% to $21.0 million, or 24% of revenue, for the three months ended September 30, 1999 from $8.7 million, or 9% of revenue, for the three months ended September 30, 1998, primarily as a result of the consolidation of the Lightship Tankers, debt incurred in connection with acquisitions and increased interest on borrowings under the Loan Agreement.

         Other Income (Expense). Other expense increased to $5.4 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998, primarily due to losses on the sale of certain assets.

         Net Income (Loss). The Company had a net loss of $20.1 million for the three months ended September 30, 1999, compared to net income of $3.9 million for the three months ended September 30, 1998, primarily as a result of the factors noted above.

Nine months ended September 30, 1999 compared with the nine months ended September 30, 1998

         Revenue. Revenue decreased 10% to $265.4 million for the nine months ended September 30, 1999 from $296.0 million for the nine months ended September 30, 1998, primarily due to lower revenue from the Company's offshore energy support operations.

         Revenue from offshore energy support operations fell 36% for the nine months ended September 30, 1999 compared to the 1998 period, primarily due to generally lower utilization and day rates for supply boats and crew boats resulting from the decline in offshore exploration and production activity.

        Offshore and harbor towing revenue increased 1% to $33.3 million for the nine months ended September 30, 1999 from $33.0 million for the nine months ended September 30, 1998, primarily due to the acquisition of seven harbor towing vessels in March 1998, offset by a decline in the offshore towing business as a result of a decrease in energy activity in Mexico.

         Marine transportation revenue increased 46% to $115.1 million for the nine months ended September 30, 1999 from $79.0 million for the nine months ended September 30, 1998, primarily due to the Lightship Tankers being placed in operation, additional revenues earned by marketing vessels owned by third parties and the acquisition of two product carriers in March 1998.

         Operating Expenses. Operating expenses increased 10% to $177.3 million for the nine months ended September 30, 1999 from $160.7 million for the nine months ended September 30, 1998, primarily due to the consolidation of the Lightship Tankers partially offset by decreases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from decreased business activity. As a percentage of revenue, operating expenses increased to 67% for the nine months ended September 30, 1999 from 54% for the nine months ended September 30, 1998 due to the increase in fleet size and the decline in revenues from lower day rates in the offshore energy support segment.

         Overhead Expenses and Reorganization Items. On a combined basis, overhead expenses and reorganization items increased 17% to $36.5 million for the nine months ended September 30, 1999 from $31.2 million for the nine months ended September 30, 1998, primarily due to increased professional and other fees under the Loan Agreement and other fees resulting from the Company's financial condition. As a percentage of revenue, overhead expenses increased to 14% for the nine months ended September 30, 1999 from 11% for the nine months ended September 30, 1998 due to the decline in revenues and the increase in fees.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased 49% to $53.6 million for the nine months ended September 30, 1999 compared with $36.1 million for the nine months ended September 30, 1998 as a result of the consolidation of the Lightship Tankers and an increase in fleet size due to 1998 acquisitions and vessel construction.

         Income (Loss) from Operations. Operations resulted in income of $2.3 million, or 0.88% of revenue, for the nine months ended September 30, 1999 versus income of $67.4 million, or 23% of revenue, for the nine months ended September 30, 1998 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 95% to $58.1 million, or 22% of revenue, for the nine months ended September 30, 1999 from $29.8 million, or 10% of revenue, for the nine months ended September 30, 1998, primarily as a result of the consolidation of the Lightship Tankers and debt incurred in connection with acquisitions and increased interest on borrowings under the Loan Agreement.

         Other Income (Expense). Other expense increased to $22.5 million for the nine months ended September 30, 1999 from $3.8 million for the nine months ended September 30, 1998, primarily due to equity losses from the sale of certain assets.

         Net Income (Loss). The Company had a net loss of $52.9 million for the nine months ended September 30, 1999 compared to net income of $19.8 million for the nine months ended September 30, 1998 primarily, as a result of the factors noted above.

Liquidity and Capital Resources

         During the first nine months of 1999, the Company generated $2.9 million of cash from operations, primarily reflecting the net loss for the period, after elimination of noncash items. Cash provided by investing activities was approximately $1.8 million for the period, primarily reflecting the disposal of vessels and the redemption of investments, offset by the costs of construction of and capital improvements to other vessels. Cash generated by financing activities was approximately $5.7 million, consisting primarily of payments under the Loan Agreement, offset by borrowings.

         Background; Liquidity Concerns. As reported in the 1998 Form 10-K, the Company's Quarterly Reports on Form 10-Q for the first and second quarters of 1999 and elsewhere in this Report, a severe downturn in offshore oil and gas exploration, development and production activities in the Gulf of Mexico began in mid-1998. A similar downturn began in late 1998 in international markets. These downturns, which continued and deepened during 1999, resulted primarily from a worldwide decline in oil and gas prices and caused substantial declines in offshore energy support vessel day rates and utilization, adversely affecting the Company's operating results. See "Results of Operations" above for additional information.

         As a result of these declines, beginning March 31, 1999, the Company was not in compliance with certain covenants contained in the Loan Agreement. The Company's bank lenders waived the Company's noncompliance on several occasions, the last such waiver covering the period from August 20 until September 7, 1999. However, these waivers resulted in the payment of additional interest, as well as substantial fees. Further, in late August and early September 1999, due to the Company's financial condition and the covenants in the Loan Agreement and other debt instruments, the Company had no further borrowing capacity. In addition, an interest payment of approximately $12.5 million was due on the Senior Notes on August 16, 1999.
The Company did not have sufficient funds to make this payment.

         Chapter 11 Filings; DIP Credit Facility. On September 8, 1999, the Parent and the Debtor Subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 99-3024(PJW)). No trustee, examiner with extended powers, receiver, fiscal agent or similar officer was or has been appointed with respect to the Debtors, which continue to operate their businesses and manage their assets as debtors in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

         In connection with the Chapter 11 filings, the Debtors and certain lending institutions entered into the DIP Credit Facility. Subject to certain conditions and limitations, the DIP Credit Facility provides for a revolving credit facility of up to $60 million; in addition, the approximately $241 million of borrowings previously outstanding under the Loan Agreement were converted into a term loan under the DIP Credit Facility. The Bankruptcy Court granted interim approval of the DIP Credit Facility on September 9, 1999 and final approval thereof on September 30, 1999. Prior to December 15, 1999, borrowings under the DIP Credit Facility bear interest at three percentage points over the "Base Rate" of Citibank, N.A., Administrative Agent under the DIP Credit Facility; on and after December 15, 1999, any such borrowings would bear interest at seven and one-half percentage points over such Base Rate. The DIP Credit Facility also provides for the payment of certain fees by the Debtors and for certain covenants relating to earnings before interest, taxes, depreciation and amortization; capital expenditures; collateral coverage; and outstanding borrowings. The DIP Credit Facility expires on February 28, 2000.

         At November 1, 1999, borrowings under the DIP Credit Facility totaled $257.0 million, consisting of $240.9 million under the term loan facility and $16.1 under the revolving credit facility, and the rate of interest payable under the DIP Credit Facility was 11.25%.

         Plan of Reorganization and Disclosure Statement. On October 1, 1999, the Debtors filed with the Bankruptcy Court a proposed Joint Plan of Reorganization and a related proposed Disclosure Statement. The First Amended Disclosure Statement (the "Disclosure Statement") and the First Amended Plan of Reorganization (the "Plan") were filed with the Bankruptcy Court on November 1, 1999. The Disclosure Statement was approved by the Bankruptcy Court on November 2, 1999 and was distributed on November 5, 1999. Under the Plan, holders of the Senior Notes would exchange the Senior Notes for 9,800,000 shares of common stock of Reorganized HMI, representing 98% of its common equity; holders of the Trust Convertible Preferred Securities would receive 200,000 shares of common stock of Reorganized HMI, representing 2% of its common equity, together with warrants to purchase an additional 125,000 shares; and holders of the Parent's Common Stock would receive warrants to purchase 125,000 shares of common stock of Reorganized HMI. The warrants would be exercisable at $38.49 per share and would have a term of four years.

         Completion of the Plan is subject to various conditions, including obtaining refinancing for the Company's borrowings under the DIP Credit Facility (see "Exit Financing" below). Completion of the Plan is also subject to approval by the Bankruptcy Court, which is scheduled to consider confirmation of the Plan on December 1, 1999. There can be no assurance that the Company will be successful in obtaining such refinancing or that the Bankruptcy Court will approve the Plan.

         Exit Financing. In order to consummate the Plan, Reorganized HMI and its subsidiaries will enter into one or more credit facilities (collectively, the "Exit Financing Facility") to repay the term loan and outstanding revolving credit balance under the DIP Credit Facility and to fund working capital requirements in the amount of not less than $25 million and in any case in an amount which, as reasonably determined by the Debtors, will provide them with adequate working capital. In addition, the Exit Financing Facility may be used for trade letters of credit and standby letters of credit. The Debtors are currently negotiating an Exit Financing Facility, which is anticipated to be secured by substantially all of the Company's unencumbered assets, and to provide for customary affirmative and negative covenants, financial covenants and events of default. It is expected that the Exit Financing Facility will consist of one or more tranches of term loans (the number and amount of which will be finalized prior to the closing of the Exit Financing Facility) totaling $200 million and a revolving credit loan of up to $25 million ratably secured by a senior lien on substantially all of the Company's unencumbered assets, and senior secured second lien notes in the amount of $75 million secured by a second priority security interest in such assets. The Company expects that the terms and conditions of the Exit Financing Facility should be no less favorable to the Company than the following:

Term Loan Facility A:

Principal: .......$75,000,000
Maturity: ........5 Years
Interest Rate:....Prime Rate plus 2.25% or Eurodollar Rate plus 3.25%
Amortization:.....Year 1:  $5,000,000
                  Year 2:  $7,500,000
                  Year 3:  $12,500,000
                  Year 4:  $22,500,000
                  Year 5:  $27,500,000

Term Loan Facility B:

Principal:........$30,000,000
Maturity:.........6 Years
Interest Rate:....Prime Rate plus 2.75% or Eurodollar Rate plus 3.75%
Amortization:.....Year 1:  $300,000
                  Year 2:  $300,000
                  Year 3:  $300,000
                  Year 4:  $300,000
                  Year 5:  $300,000
                  Year 6:  $28,500,000

Term Loan Facility C:

Principal:........$95,000,000
Maturity:.........7 Years
Interest Rate:....Prime Rate plus 3.25% or Eurodollar Rate plus 4.25%
Amortization:.....Year 1:  $950,000
                  Year 2:  $950,000
                  Year 3:  $950,000
                  Year 4:  $950,000
                  Year 5:  $950,000
                  Year 6:  $950,000
                  Year 7:  $89,300,000

Revolving Loan Facility:

Principal:........$25,000,000
Maturity:.........5 Years
Interest Rate:....Prime Rate plus 2.25% or Eurodollar Rate plus 3.25%

Senior Secured Second Lien Notes:

Principal:........$75,000,000
Maturity:.........7.5 Years

The covenants relating to the Senior Secured Second Lien Notes are expected to be generally similar to the covenants in a high-yield financing. There is also a probability that holders of the Senior Secured Second Lien Notes will be granted warrants to purchase Reorganized HMI stock on terms to be negotiated.

         The foregoing is based upon discussions to date with prospective lenders. Final rates, fees and other terms will be determined through negotiations with the proposed lenders and are expected to be customary. However, there can be no assurance that the Debtors will enter into the Exit Financing Facility on the foregoing or any other terms.

         Additional information regarding the Company's liquidity and related matters is set forth in (a) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 10-K and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1999 and (b) the Disclosure Statement, which is filed as an exhibit to this Report and incorporated by reference herein.

Impact of the "Year 2000 Issue"

         The "Year 2000 Issue" is the result of the use by certain computer software of a two-digit dating convention rather than a four-digit dating convention (i.e., "00" rather than "2000"), causing a computer or similar technology to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or in other errors that could cause disruptions of normal business activities.

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

o Remediation of all land-based and vessel-based issues identified in the assessment phase. Land-based remediation activities have been completed; vessel-based remediation efforts have been approximately 95% completed and are expected to be 100% completed by the end of November 1999.

o Compliance certification, including re-testing to assure that remediation efforts have been successful. Compliance certification is expected to be completed shortly after the completion of remediation efforts in the 1999 fourth quarter.

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

         The Company estimates that its total cost for new systems and equipment and related services will approximate $8.4 million, of which approximately $8.3 million had been expended through the third quarter of 1999. However, these amounts include the costs of new systems and equipment that, while "Year 2000 ready," were not acquired in connection with or as a result of the Year 2000 Issue. Further, these amounts do not include the Company's internal costs in connection with the Year 2000 Issue (consisting primarily of payroll costs for employees working on the Company's Year 2000 program), as the Company does not separately track such costs. Consequently, it is not possible to determine the precise amount expended by the Company directly in connection with the Year 2000 Issue. These expenditures are not expected to affect other expenditures by the Company relating to information technology and systems.

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

          While the Company does business in many countries around the world, substantially all of such business is U.S. dollar-denominated. Thus, while the Company continues to review the impact of the introduction of the Euro on various aspects of its business (including information systems, currency exchange rate risk, taxation, contracts, competitive position and pricing), such introduction is not expected to have a material impact on the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         As discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, one of the Company's product carriers, the Seabulk America, is owned by a limited partnership in which the Company is the general partner and owns the majority equity interest and an unaffiliated limited partner owns the minority equity interest. The vessel was subject to a mortgage collateralizing borrowings under the Loan Agreement, and the limited partnership was one of the subsidiary guarantors that guaranteed repayment of such borrowings and of the Senior Notes. In July 1999, the limited partner commenced an arbitration proceeding against the Company, alleging that the Company, as general partner, did not have authority to grant the mortgage or the guarantee and seeking unspecified damages and removal of the Company as general partner. The Company believes it had authority to grant the mortgage and guarantee, that the limited partner has suffered no damages as a result of the mortgage and guarantee, and that there are no valid grounds for the removal of the Company as general partner. In addition, borrowings under the Loan Agreement have been converted into a term loan under the DIP Credit Facility, under which (1) the Seabulk America is no longer subject to a mortgage and (2) the limited partnership is no longer a guarantor. Moreover, under the Plan, the Senior Notes are to be converted into stock of Reorganized HMI and the related guarantee will be satisfied. Consequently, should the limited partner pursue its allegations, the Company would defend against those allegations and oppose such relief.

         The above proceeding, as well as all other legal proceedings against the Company pending in the United States, have been temporarily stayed pursuant to the Bankruptcy Code.

Item 3.  Defaults Upon Senior Securities.

         From March 31 until the filing under Chapter 11 of the Bankruptcy Code, the Company was not in compliance with certain covenants contained in the Loan Agreement. In addition, an interest payment of approximately $12.5 million due on the Senior Notes on August 16, 1999 was not made. For additional information, see Note 4 to the financial statements in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Report.

Item 5.  Other Information.

         Under United States law, "United States persons" are prohibited from performing contracts in support of an industrial, commercial, public utility or governmental project in the Republic of the Sudan, or facilitating such activities. During 1999, two vessels owned by subsidiaries of the Company performed services for third parties in support of energy exploration activities in Sudan. The Company is reporting these activities to the Office of Foreign Assets Control of the United States Department of the Treasury and to the Bureau of Export Administration of the United States Department of Commerce. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil and/or criminal penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of any such penalties.

Item 6.   Exhibits and Reports on Form 8-K.

a.        Exhibits.

          Exhibit 2 - Disclosure Statement, including certain exhibits thereto, including the Plan.

b.        Reports on Form 8-K.

         The Company filed the following Current Reports on Form 8-K during the third quarter of 1999:

(a) a Current Report on Form 8-K dated July 2, 1999, reporting (under Item 5, "Other Events") the execution and delivery of Amendment No. 5 and Interim Waiver of the Loan Agreement;

(b) a Current Report on Form 8-K dated July 8, 1999, reporting (under Item 5, "Other Events") a proposed private offering of secured notes and related matters;

(c) a Current Report on Form 8-K dated August 5, 1999, reporting (under Item 5, "Other Events") the execution and delivery of Amendment No. 6 and Interim Waiver of the Loan Agreement; and

(d) a Current Report on Form 8-K dated September 21, 1999, reporting (under Item 3, "Bankruptcy or Receivership") the filing by the Debtors of voluntary petitions under Chapter 11 of the Bankruptcy Code and (under Item 5, "Other Events") the execution and delivery of Amendment No. 7 and Interim Waiver of the Loan Agreement and of the DIP Credit Facility, the status of a proposed restructuring plan and the suspension of trading in the Company's Common Stock on The Nasdaq Stock Market.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer

Date:  November 15, 1999