Form 10-K
period 1999-12-31
HVIDE MARINE INC
filed 2000-04-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1999

                         Commission File Number 0-28732

                            HVIDE MARINE INCORPORATED

          (Exact  name of registrant as specified in its charter)

                   Delaware                                    65-0966399
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification Number)

          2200 Eller Drive, P.O. Box 13038
          Ft. Lauderdale, Florida                                 33316
          (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code:  (954) 523-2200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 29, 2000 (based on the closing price of such stock on the Over-the-Counter Bulletin Board) was $122,500,000.

         At March 29, 2000, there were 10,000,000 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                          WHERE INCORPORATED

         Proxy Statement for Annual Meeting
         to be held June 15, 2000 (specified portions)           Part III

                            HVIDE MARINE INCORPORATED

                                 1999 FORM 10-K

                                Table of Contents

Item                                                                                                           Page

                                     Part I
1        Business...........................................................................................   3
2        Properties.........................................................................................  17
3        Legal Proceedings..................................................................................  17
4        Submission of Matters to a Vote of Security Holders................................................  18
4A       Executive Officers of the Registrant...............................................................  18

                                     Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters..............................  21
6        Selected Financial Data............................................................................  22
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  23
7A       Quantitative and Qualitative Disclosures About Market Risk.........................................  36
8        Financial Statements and Supplementary Data........................................................  36
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  37

                                    Part III

10       Directors and Executive Officers of the Registrant.................................................  38
11       Executive Compensation.............................................................................  38
12       Security Ownership of Certain Beneficial Owners and Management.....................................  38
13       Certain Relationships and Related Transactions.....................................................  38

                                     Part IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................  39



                                     PART I

Item 1.  Business

General

         We provide marine support and transportation services domestically and internationally, primarily serving the energy and chemical industries. We have been an active consolidator in each of the markets in which we operate, increasing our fleet from 23 vessels in 1993 to 274 vessels at year-end 1999. Our three principal markets are domestic and international offshore energy support services, domestic offshore and harbor towing services, and transportation of specialty chemicals and petroleum products in the U.S. domestic trade. Our offshore energy support fleet provides services to operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa and Southeast Asia. We are the sole provider of commercial tug services at Port Everglades and Port Canaveral, Florida and a leading provider of those services in Tampa, Florida, Mobile, Alabama, Lake Charles, Louisiana, and Port Arthur, Texas. Our domestic transportation fleet includes five new double-hull chemical and petroleum product carriers delivered in 1998 and 1999.

         From September 9 to December 15, 1999 we operated under the protection of the reorganization provisions of chapter 11 of the U.S. Bankruptcy Code. For more information about recent developments in our business, see "--Our Recent Reorganization." As used in this Report, the terms "we," "the Company" and "the Successor Company" refer to Hvide Marine Incorporated, a Delaware corporation, and its pre-reorganization predecessor (the "Predecessor Company"), a Florida corporation of the same name, and their subsidiaries. Our principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is (954) 523-2200.

Projections and Other Forward-Looking Information

         This Report contains, and other communications by us may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding our expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive position, growth opportunities for existing or new services, management plans and objectives, and markets for securities. Like any other business, we are subject to risks and other uncertainties that could cause our actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. In addition to general economic and business risks, some of the specific risks to which our business is subject are:

o declines in oil or gas prices, which tend to cause reductions in exploration, development and production activities and, in turn, reductions in the use of offshore energy support vessels and in the rates paid for their use;

o increased construction of new offshore energy support vessels, which can cause oversupply in the market and consequent reductions in the use of our offshore energy support vessels and rates paid for their use;

o international political instability, which can lead to reductions in exploration, development and production activities, particularly in less developed regions;

o fluctuations in weather, which can lead to declines in energy consumption and resulting declines in oil or gas prices;

o changes in laws and regulations affecting the marine transportation industry, including any possible weakening of the Jones Act, which could result in increased competition from non-U.S. companies in our domestic offshore energy support, towing and petroleum product transportation businesses; and

o changes in environmental laws and regulations, including any possible weakening of the U.S. Oil Pollution Act of 1990 ("OPA 90"), which could result in increased competition for the petroleum product transportation services provided by our modern double-hull fleet.

         Additional information regarding these and other factors affecting our business appears elsewhere in this Report.

Our Recent Reorganization

         The events leading to the reorganization. Between 1997 and early 1998, we completed a number of acquisitions and built new vessels that substantially expanded our offshore energy support operations into several new international markets, increased the deepwater capability of our offshore energy support fleet, and expanded our domestic harbor and offshore towing and petroleum product transportation operations. Our principal sources of cash to finance these acquisitions and vessel construction contracts were bank borrowings, cash provided by operations, Title XI debt, proceeds from two public offerings of common stock, proceeds from an offering of $119.0 million of trust preferred securities and proceeds from an offering of $300.0 million principal amount of senior notes. The significant increase in our indebtedness incurred to finance these acquisitions and newbuilds placed great demands on our capital resources beginning in mid-1998, when market forces brought about a precipitous decline in our revenues.

         The revenues of our offshore energy support fleet are dependent upon the level of offshore oil and gas exploration, development and production activities, which are in turn heavily dependent upon the prevailing price of crude oil and natural gas. Beginning in late 1997 and continuing through 1998, crude oil prices declined substantially, which resulted in a severe downturn in these offshore activities, and in turn, in the revenues of our offshore energy support operations. As a result of this decline in revenues, we experienced a liquidity crisis beginning at the end of September 1998, and were unable to comply with some of the financial covenants in our bank loan agreement. Although the lending banks agreed to modifications of these covenants, the continuing decline in our revenues caused us to be unable to comply with the modified financial covenants at the end of the first quarter of 1999.

         Our lending banks agreed to further waivers of our noncompliance with covenants, which were accompanied by substantial fees and increases in interest rates. Despite these waivers, adoption of a cash management program and reduction in operating and overhead expenses during 1999, we were unable to make a $12.5 million interest payment due on August 16, 1999 on our senior notes. Discussions with an informal committee of holders of the senior notes and the trust preferred securities led to our filing of a petition under Chapter 11 of the U.S. Bankruptcy Code on September 8, 1999.

         The  reorganization.   Under  our  reorganization  plan,  which  became
effective on December 15, 1999:

o the holders of the $300.0 million of senior notes received 9,800,000 shares of our common stock (representing 98.0% of our currently outstanding common stock) in exchange for their notes;

o the holders of the $115.0 million of trust preferred securities received 200,000 shares of our common stock (representing 2.0% of our outstanding common stock), as well as Class A Warrants to purchase an additional 125,000 shares at $38.49 per share, in exchange for those securities;

o our former stockholders received Class A Warrants to purchase a total of 125,000 shares of our common stock;

o    claims of general and trade creditors were unaffected; and

o    we reincorporated from Florida to Delaware.

         We also obtained new credit facilities from a group of financial institutions. The new facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of new 12 1/2% senior secured notes due 2007. As consideration for the purchase of the senior secured notes and as compensation for certain financial services, we issued to the purchasers of the notes and to the investment advisors Noteholder Warrants to purchase 723,861 shares of our common stock at an exercise price of $.01 per share. Substantially all of the proceeds from these facilities were used to repay all outstanding borrowings under our prior bank loans and to pay administrative and other fees and expenses. The balance of the proceeds and the $25 million revolving credit facility is available to be used for working capital and general corporate purposes.

         The Reorganized Company. Although our reorganization significantly reduced our debt, we still have substantial debt and debt service requirements, in absolute terms and in relation to stockholders' equity. Our ability to meet our debt service obligations will depend on a number of factors, including our ability to maintain operating cash flow, which in turn will depend in large part upon improvement in the industry conditions that led to our reorganization.
Those conditions have not yet improved significantly, and, despite recent increases in oil and gas prices, are not expected to improve unless the increases are sufficiently sustained to lead to upturns in exploration, development and production activities.

         In addition, as a result of our need to reduce capital expenditures, we have deferred required drydockings of a number of our offshore energy support vessels that are laid up due to lack of demand. We have also deferred certain non-essential vessel maintenance. If and when industry conditions improve, we might not have the capital resources with which to proceed with the required drydockings and maintenance or to proceed with them on as timely a basis as our competitors. Also, as a result of our need to conserve capital, during 1999 we sold some of our newest offshore energy support vessels, including some still under construction, and cancelled the construction of others, which may adversely affect our ability to compete with operators having more modern fleets than ours.

Recent Developments

         Due to continuing weakness in day rates and utilization in the offshore energy support business, as well as adverse market conditions in our towing and transportation businesses, we anticipate that earnings will be lower than expected in the first quarter of 2000. As a result, we anticipated that we would not be in compliance with certain covenants in our bank credit agreement as of March 31, 2000 as well as future dates if market conditions did not improve. We have entered into an amendment to the credit agreement with our lending banks under which the relevant covenants have been modified through March 31, 2001 and we are required to prepay principal under the term loans aggregating $10.0 million before June 30, 2000, $35 million before August 31, 2000, and $60 million before January 1, 2001. We intend to sell vessels and other assets to obtain the funds with which to make these payments. Some of these sales may be at less than book value. The amended credit agreement further provides that, in the event the we have not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require us to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35 million on a timetable specified by the lending banks. Additionally, we are required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the credit facility. We are required to pay a fee of $4.5 million to the lending banks in connection with the amendment of the credit agreement., payable in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of our funded indebtedness to EBITDA for any quarter is less than four to one.

Fleet Overview

         The following table lists the types of vessels we owned or operated as of March 15, 2000:

                                                                       Vessels
                                                                      in Fleet
                                                                   -------------
     Marine Support Services
         Domestic Offshore Energy Support:
        Supply Boats................................................       25
          Crew/Utility Boats........................................       39
          Geophysical Boats.........................................        3
                                                                          ---
               Total Domestic Offshore Energy Support...............       67
       International Offshore Energy Support:                              40
          Anchor Handling Tugs......................................       30
          Supply Boats..............................................       17
          Crew/Utility Boats........................................       35
          Specialty Units...........................................       11
                                                                         ----
               Total International Offshore Energy Support..........      133
       Offshore and Harbor Towing Tugs..............................       37
                                                                         ----
               Total Marine Support Services........................      237
                                                                         ----
     Marine Transportation Services

       Fuel Barges..................................................       17
       Towboats.....................................................        9
                                                                         ----
               Total Marine Transportation Services.................       37
                                                                         ----
                      Total Vessels.................................      274
                                                                          ===

These include 265 vessels that we own and operate, seven vessels that we own that are operated by others, and two vessels owned by others but operated by us, under various financing and operating arrangements.

         For financial information about our business segments and geographic areas of operation, see Note 19 to our financial statements.

Marine Support Services

   Offshore Energy Support

         Offshore energy support vessels are used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. Offshore energy support vessels are hired, or "chartered," by oil companies and others engaged in offshore exploration and production activities.

         The market for these services is fundamentally driven by the offshore exploration, development and production activities of oil and gas companies worldwide. The level of these activities depends primarily on the capital expenditures of oil and gas producers, which is largely a function of current and anticipated oil and gas prices. Oil and gas prices are influenced by a variety of factors, including worldwide demand, production levels, governmental policies regarding exploration and development of reserves, and political factors in producing countries.

         Offshore  energy  support  services  are  provided   primarily  by  the
following types of vessels:

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

o Crew boats (also called crew/supply boats) are faster and smaller than supply boats and are used primarily to transport personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. They are chartered together with supply boats to support drilling or construction operations or, separately, to serve the various requirements of offshore production platforms. Crew boats are typically constructed of aluminum and generally have longer useful lives than steel-hull supply boats. Crew boats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions.

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

         From 1989 until mid-1997, our offshore energy support operations were conducted primarily in the U.S. Gulf of Mexico from facilities in Lafayette, Louisiana. At that time, we began the substantial expansion of our international offshore energy support fleet. In addition, in response to deteriorating market conditions in the U.S. Gulf of Mexico in 1998, we redeployed some of our vessels from the U.S. Gulf to international markets. Our current primary international markets are the Arabian Gulf and adjacent areas, offshore West Africa, Southeast Asia and Mexico. We also operate offshore energy support vessels in other regions, including Europe and Central and South America. Operations in the Arabian Gulf, Southeast Asia and adjacent areas are directed from facilities in Dubai, United Arab Emirates; operations offshore West Africa and certain other international areas are directed from facilities in Lausanne, Switzerland; and operations in Mexico are directed from our Lafayette, Louisiana facilities. We also have sales offices and/or maintenance and other facilities in many of the countries where our vessels operate.

         The following table shows the deployment of our offshore energy support fleet at March 15, 2000.

                                      Location                          Vessels

                       Arabian Gulf and adjacent areas                     80
                       U.S. Gulf of Mexico                                 61
                       West Africa                                         30
                       Southeast Asia                                      17
                       Mexico                                               8
                       Other                                                4

         The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 18 years, and approximately 31% of them are more than 20 years old. After a vessel has been in service for approximately 30 years, the costs of repair, vessel certification and maintenance may not be economically justifiable.

Harbor and Offshore Towing

         Our harbor tugs serve six ports in Florida, Alabama, Texas and Louisiana, where they assist petroleum product carriers, barges, other cargo vessels and cruise ships in docking and undocking and in proceeding within the port areas and harbors. We also operate seven tugs with offshore towing capabilities that conduct a variety of offshore towing services in the Gulf of Mexico and the Atlantic Ocean. Our tug fleet consists of 24 conventional tugs, 10 tractor tugs and three Ship Docking Modules(TM), known as SDMs(TM). SDMs(TM) are innovative ship docking vessels, designed and patented by us, that are more maneuverable, efficient and flexible, and require fewer crew members, than conventional harbor tugs.

         Harbor Tug Operations. In most U.S. ports, competition is unregulated. However, a few ports grant non-exclusive franchises to harbor tug operators; these include Port Canaveral and Port Everglades, Florida, where we are currently the sole franchisee, and Tampa and Port Manatee (near Tampa), Florida where we are currently a leading provider of commercial tug services. Rates are unregulated in all ports, including the franchised ports, that we serve. Each port is generally a distinct market for harbor tugs, even though harbor tugs can be moved from port to port.

         Port Everglades. Port Everglades has the second largest petroleum non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for south Florida. Since 1958, when our tug operations commenced, we have enjoyed a franchise as the sole provider of docking services in the port. The franchise specifies, among other things, that five tugs serve the port and that three be less than 90 feet in length, because of the narrowness of slips in the port, and that tugs have firefighting capability. The franchise is not exclusive, and a competing operator could be granted an additional franchise. The current franchise expires in 2007, and there can be no assurance that it will be renewed. At March 15, 2000, we operated five tugs in Port Everglades and were the port's sole provider of harbor towing services.

         Tampa. We expanded our harbor towing services to Tampa through the October 1997 acquisition of an established operator in the port. Tampa is the tenth largest port in the continental United States in terms of tonnage. Because the port is comprised of three "sub-ports" (including Port Manatee) and a distant sea buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. At March 15, 2000, we operated 11 tugs, including six tractor tugs, in the port (including Port Manatee). We were the principal harbor tug operator in the port until late October 1999, when another company began operations in the port. The new competitor includes two of our former executives involved in the management of our Tampa operations, whom we believe violated legal obligations to us in assisting the competitor. While we have instituted litigation against the two executives, the new competitor has obtained some of our former market share and has also instituted litigation against us under the antitrust laws.

         Port Canaveral. In Port Canaveral, like Port Everglades, we have the sole franchise to provide harbor docking services. In this port, the smallest of the Company's harbor tug operations, we provide docking and undocking services for commercial cargo vessels serving central Florida and for cruise ships visiting the Disney World/Kennedy Space Center attractions. Our franchise is a month-to-month arrangement and, there can be no assurance that we will be able to retain our franchise in Port Canaveral. At March 15, 2000, we operated four tugs in Port Canaveral and were the port's sole provider of harbor towing services.

         Mobile. At this port, we provide docking and undocking services primarily to commercial cargo vessels, including vessels transporting coal and other bulk exports. We believe that we provide from 40% to 50% of the harbor tug business in this port, where we operated three tugs at March 15, 2000.

         Port Arthur and Lake Charles. In March 1998 we acquired seven harbor tugs. Currently, four of these tugs serve Port Arthur, Texas, two serve Lake Charles, Louisiana, and one serves both harbors. Each of these ports has a competing provider of harbor tug services.

         Offshore Towing Operations. We operate seven tugs with offshore towing capabilities that conduct a variety of offshore towing services in the U.S. Gulf of Mexico, the Bay of Campeche in Mexico and the Atlantic Ocean. Demand for towing services depends on vessel traffic, which is in turn generally dependent on local and national economic conditions. OPA 90 and state legislation require oil tankers to be escorted in and around certain ports located in Alaska and the U.S. Pacific coast.

Marine Transportation Services

         We provide marine transportation services, principally for specialty chemicals and petroleum products, in the U.S. domestic, or "coastwise," trade, a market largely insulated from international competition under the Jones Act.

         Chemical Transportation. In the U.S. domestic chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, alcohol, chlorinated solvents, paraxylene, alkylates, toluene, methyl tertiary butyl ether (MTBE), phosphoric acid and lubricating oils. Coastwise chemical tonnage demand has increased in recent years as a result of the general expansion of the U.S. economy and as gasoline additives have begun to move coastwise. Some of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks; many of them are very sensitive to contamination and require special cargo-handling equipment.

         At March 15, 2000, we operated the following chemical carriers:

                                                              Tonnage (in dead
 Name of Vessel             Capacity (in barrels)          weight tons or "dwt")
 --------------             ---------------------          ---------------------

 Seabulk Magnachem                  298,000                        39,300
 Seabulk America                    297,000                        46,300
 HMI Petrochem                      360,000                        49,900
 HMI Dynachem                       360,000                        49,900
 HMI Ambrose Channel                341,000                        45,000
 HMI Brenton Reef                   341,000                        45,000

         We operate the Seabulk Magnachem under a long-term bareboat charter expiring in February 2002. We own a 67.0% equity interest in the Seabulk America; the remaining 33.0% interest is owned by Stolt Tankers (U.S.A.), Inc. We own a 75.8% equity interest in the HMI Ambrose Channel and the HMI Brenton Reef and have an option through December 31, 2000 to purchase the remaining minority interest.

         The Seabulk Magnachem, Seabulk America, HMI Dynachem and HMI Petrochem have full double bottoms (as distinct from double hulls). Double bottoms provide increased protection over single-hull vessels in the event of a grounding. Delivered in 1977, the Seabulk Magnachem is a CATUG (or catamaran tug) integrated tug and barge, or "ITB," which has a higher level of dependability, propulsion efficiency and performance than an ordinary tug and barge. Delivered in 1990, the Seabulk America is the only vessel in the U.S. domestic trade capable of carrying large cargoes of acid, as a result of its large high-grade alloy stainless steel tanks, and the only such vessel strengthened to carry relatively heavy cargoes such as phosphoric and other acids. The Seabulk America's stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating. The HMI Ambrose Channel and HMI Brenton Reef are two of our five new double-hull carriers.

         All of our chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals we transport are hazardous substances. Voyages are currently generally conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles, San Francisco, and Kalama, Washington. Our chemical carriers are also suitable for transporting other cargoes, including grain.

         Pursuant to OPA 90, the Seabulk America, HMI Dynachem, HMI Petrochem and Seabulk Magnachem (which unlike the two new double-hull carriers were built with full double bottoms but not double sides) cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015, 2011, 2011, and 2007, respectively.

         We market our chemical carriers through our wholly owned subsidiary, Ocean Specialty Tankers Corporation ("OSTC"). We believe that the total capacity of these carriers represents a substantial portion of the capacity of the domestic specialty chemical carrier fleet, and that these chemical carriers are among the last independently owned carriers scheduled to be retired under OPA 90.

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

         At March 15, 2000, we operated the following petroleum product carriers:

                                                           Tonnage (in dead
    Name of Vessel             Capacity (in barrels)     weight tons or "dwt")
    --------------             ---------------------    ----------------------

    HMI Cape Lookout Shoals            340,000                  46,000
    HMI Diamond Shoals                 340,000                  46,000
    HMI Nantucket Shoals               340,000                  46,000
    HMI Defender                       260,000                  36,600
    HMI Trader                         250,000                  32,200

         The HMI Cape Lookout Shoals, HMI Diamond Shoals and HMI Nantucket Shoals are the remaining three of our five new double-hull carriers. We own a 75.8% equity interest in the five carriers and have an option through December 31, 2000 to purchase the remaining minority interest. The cost of exercising the option to acquire the remaining 24.2% interest in all five carriers is approximately $11.0 million. Should we fail to exercise the option, we will then have a right of first refusal to purchase the minority interest for the same amount plus interest accrued from December 31, 2000.

         We acquired the HMI Defender and HMI Trader in March 1998. Under OPA 90, these vessels cannot be used to transport petroleum and petroleum products in U.S. commerce after 2008 and 2000, respectively.

         Our petroleum product carriers are also marketed through OSTC and operate under short-term spot charters or longer-term charters depending upon market conditions. One of the new carriers is subject to a three-year charter commencing in the second quarter of 2000 with a subsidiary of Tesoro Petroleum Corporation to transport crude oil and petroleum products in Alaska and other locations.

         Sun State. Our Sun State Marine Services subsidiary owns and operates a petroleum transportation fleet of nine towboats and 17 barges, all of which are primarily engaged in fuel transportation along the Atlantic intracoastal waterway and the St. Johns River in Florida.

         The majority of Sun State's revenue is derived from a fuel transportation contract with Steuart Petroleum Company, in which Sun State is responsible for handling all marine deliveries including the servicing of Steuart's paper mill, electric utility and vessel bunker customers. The contract with Steuart Petroleum is up for renewal on November 30, 2000. The remainder of its marine transportation revenue is derived from fuel transportation and towing contracts with other customers along with its marine maintenance, repair, drydocking and construction facility.

         OPA 90 requires all single-hull barges, including those owned by Sun State, to discontinue transporting fuel and other petroleum products in 2015. We recently constructed two double-hull barges at a cost of $1.0 million each and previously purchased four additional double-hull barges for an aggregate of $2.4 million (exclusive of refurbishment costs aggregating approximately $2.6 million).

Other Services

         Sun State also owns and operates a small vessel maintenance, repair and construction drydocking facility in Green Cove Springs, Florida, which is engaged principally in the maintenance and construction of tugs and barges, offshore support vessels and other small vessels. The lease for the facility, including optional renewals, expires in 2005. This facility is capable of drydocking vessels up to 300 feet in length for repair and can make dockside repairs on vessels up to 320 feet in length. Since 1994, when we acquired Sun State, the facility has been utilized to overhaul or rebuild a number of our harbor tugs and offshore energy support vessels. It also services vessels owned by others. The facility (originally a U.S. government naval repair and operations station) has covered steel fabrication facilities, workshops and office spaces adjacent to a 1,840-foot finger pier and mooring basins, where the facility's three floating drydocks are located. The drydocks are 60, 80 and 108 feet in length, and are capable of lifting 300, 200 and 700 tons, respectively. The 60- and 108-foot drydocks are capable of being joined together for lifting a vessel or barge with a nominal capacity of 1,000 long tons. Sun State also maintains another yard, primarily for use in new construction projects and vessels requiring long-term repairs. The yard has a marine railway capable of lifting and launching vessels weighing up to 600 tons, and a 600-foot finger pier with adjacent covered steel fabrication facilities, workshops and office space.

         We also own a 40-acre facility in Port Arthur, Texas that serves as a storage and supply base and a facility for topside repairs. This facility has 1200 feet of dock space and is suitable for development as a shipyard.

Customers and Charter Terms

         We offer our offshore energy support services primarily to oil companies and large drilling companies. Consistent with industry practice, our U.S. Gulf of Mexico operations are conducted primarily in the "term" market pursuant to short-term (less than six months) charters at varying day rates. Generally, such short-term charters can be terminated either by us or our customers upon notice of five days or less. Charters in our international markets have terms ranging from a few days to several years.

         Our offshore and harbor towing services are offered to vessel owners and operators and their agents. Our rates for harbor towing services are set forth in published tariffs and may be modified at any time, subject to competitive factors. We also grant volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

         The primary purchasers of chemical transportation services are chemical and oil companies. The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. Both services are generally contracted for on the basis of short- or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. CITGO, which accounted for 6.7% of our 1999 revenues, is currently our largest single customer with a contract of affreightment commitment utilizing up to three ships of their choosing. In addition, Equiva Trading Co. is a purchaser of our marine transportation services and accounted for 5% of our 1999 revenues. On a segment basis in 1999, CITGO accounted for 15.3% of our marine transportation services revenues, Oceanografia, S.A. accounted for 12.9% of our harbor and offshore towing revenues, and Elf Petroleum accounted for 6% of our offshore energy support revenues.

Competition

         We operate in a highly competitive environment in all our operations. Recent adverse publicity concerning our financial condition and bankruptcy has harmed our ability to attract new customers and to maintain favorable relationships with our existing customers and suppliers. The principal competitive factors in each of the markets in which we operate are suitability of equipment, personnel, price, service and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), the complexity of maintaining logistical support and the cost of transferring equipment from one market to another. Our vessels that provide marine transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, we compete not only with other providers of tug services in the ports in which we operate, but with the providers of tug services in nearby ports. Many of our competitors have substantially greater financial and other resources than we do. A new competitor recently entered the harbor tug market in Tampa, and additional competitors may enter our markets in the future. Moreover, should U.S. coastwise laws be repealed, foreign-built, foreign-manned and foreign-owned vessels could be eligible to compete with our vessels operating in the domestic trade.

Environmental and Other Regulation

         Our operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.

         Environmental. Our operations are subject to federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend will likely continue. We believe that our operations currently are in substantial compliance with applicable environmental regulations.

         Governmental authorities have the power to enforce compliance with applicable regulations, and violations are subject to fines, injunction or both. We do not expect that we will be required in the near future to expend amounts that are material to our financial condition or operations by reason of environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these laws and regulations.

         OPA 90. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include our chemical and petroleum products carriers and fuel barges) and "other vessels" (which include our tugs and offshore energy support vessels).

         Under OPA 90, owners and operators of facilities, and owners, operators and certain charterers of vessels, are "responsible parties" and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of a third party, an act of God or an act of war. Damages are defined broadly to include (i) natural resources damages and the costs of assessment thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) the net loss of taxes, royalties, rents, fees and profits by the U.S. government, a state or political subdivision thereof; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) the loss of subsistence use of natural resources.

         For facilities, the statutory liability of responsible parties is limited to $350 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10 million ($2 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain pollution liability insurance, a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on our business.

         Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single-hull, double-side or double-bottom vessels must be phased out at some point, depending upon their size, age and place of discharge, through 2015 unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, our single-hull chemical and petroleum product carriers will be required to cease transporting petroleum products over the next 15 years, and its "single-skinned" fuel barges will cease transporting fuel in 2015.

         OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners and operators to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations require evidence of financial responsibility demonstrated by insurance, surety bond, self-insurance or guaranty. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA"), which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained "Certificates of Financial Responsibility" pursuant to the Coast Guard regulations for our product and chemical carriers through self-insurance and commercial insurance and as guarantor for the fuel barges.

         OPA 90 also amended the federal Water Pollution Control Act to require the owner or operator of certain facilities or the owner or operator of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove to the maximum extent practicable a worst-case discharge. We have complied with these requirements. As is customary, our oil spill response contracts are executory in nature and are not activated unless required. Once activated, our pollution liability insurance covers the cost of spill removal subject to overall coverage limitations and deductibles.

         OPA 90 does not prevent individual states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued implementing regulations addressing oil spill liability, financial responsibility and vessel and facility response planning requirements. We do not anticipate that such legislation or regulations will have any material impact on our operations.

         In addition to OPA 90, the following are examples of environmental, safety and health laws that relate to our operations:

         Water. The Federal Water Pollution Control Act ("FWPCA") or Clean Water Act ("CWA") imposes restrictions and strict controls on the discharge of pollutants into navigable waters. Such discharges are typically authorized by National Pollutant Discharge Elimination System ("NPDES") permits. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

         We manage our exposure to losses from potential discharges of pollutants through the use of well-maintained and well-managed facilities, well-maintained and well-equipped vessels, safety and environmental programs and our insurance program, and believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on us.

         Solid Waste. Our operations may generate and result in the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes.

         Clean Air Regulations. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1990, requires the EPA to promulgate standards applicable to the emission of volatile organic compounds and other air pollutants. Our vessels are subject to vapor control and recovery requirements when loading, unloading, ballasting, cleaning and conducting other operations in certain ports. Our chemical and petroleum product carriers are equipped with vapor control systems that satisfy these requirements. The fuel barges are not equipped with, and are not operated in areas that require, such systems. In addition, it is anticipated that the EPA will issue regulations addressing air emission requirements applicable to marine engines. Adoption of such standards could require modifications to existing marine diesel engines in some cases.

         Coastwise Laws. A substantial portion of our operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (commonly referred to as the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, a corporation is deemed a citizen for these purposes so long as (i) it is organized under the laws of the U.S. or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and
(iv) 75% of the interest and voting power in the corporation are held by citizens. Because we could lose our privilege of operating our vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25% of our outstanding capital stock, our Certificate of Incorporation contains restrictions concerning foreign ownership of our stock.

         There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal it. Such changes could have a material adverse effect on our operations and financial condition.

         Occupational Health Regulations. Our facilities are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration and comparable state programs. Such regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. Such regulations currently require us to perform monitoring, medical testing and record keeping with respect to seamen engaged in the handling of the various cargoes transported by our chemical and petroleum products carriers.

         Vessel Condition. Our chemical and petroleum products carriers, offshore energy support vessels, certain of our tugs and our fuel barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping and other marine classification societies whose periodic certification as to the construction and maintenance of certain vessels is required in order to maintain insurance coverage. All of our vessels requiring certification to maintain insurance coverage are certified.

         Oil Tanker Escort Requirements. Implementation of oil tanker escort requirements of OPA 90 and pending state legislation are expected to introduce certain performance or engineering standards on tugs to be employed as tanker escorts. We believe our tractor tugs will be able to comply with any existing or currently anticipated requirements for escort tugs. Adoption of such new standards could require modification or refitting of the tugs we currently operate to the extent they are employed as tanker escorts. We do not anticipate OPA 90 or state requirements to require modification of tugs such as ours that are involved in harbor tug operations.

         We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject and are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against it occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

         International Laws and Regulations. Our vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, 1978 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters of environmental protection, worker health and safety and the manning, construction and operation of vessels. Generally, surveys and inspections are performed by internationally recognized classification societies. The vessels that operate internationally are registered primarily in the Marshall Islands, Panama and St. Vincent and The Grenadines.

         Although we believe we are in substantial compliance with all applicable requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in offshore energy support operations and there can be no assurance that significant costs, liabilities and penalties will not be incurred by or imposed on us in the future.

Insurance

         Our marine transportation services operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to our vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees, and pollution and other environmental damages. We maintain insurance coverage against these hazards. Risk of loss of or damage to our vessels is insured through hull insurance policies in amounts that approximate fair market value. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through our participation in a mutual insurance association, Steamship Mutual Underwriting Association (Bermuda) Limited. Because we maintain mutual insurance, we are subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance and to premium increases based on prior loss experience.

Employees

         As of March 15, 2000, we had approximately 2,530 employees. Management considers relations with employees to be satisfactory. The Seabulk America, HMI Trader, and Seabulk Magnachem are manned by approximately 106 officers and crew who are subject to two collective bargaining arrangements that expire on December 31, 2002 and 2001, respectively. In addition, the HMI Dynachem, HMI Petrochem, HMI Defender, the five new double-hull carriers, and seven harbor tugs are manned by approximately 418 members of national maritime labor unions pursuant to an agreement between the Company and a third-party employer that expires December 20, 2000 for the HMI Dynachem, HMI Petrochem and HMI Defender and June 21, 2001 for the five new double-hull carriers.

Item 2.  Properties

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company also leases office and other facilities in Lafayette, Louisiana; the United Arab Emirates; and Lausanne, Switzerland. In addition, the Company leases sales offices and/or maintenance and other facilities in many of the locations where its vessels operate. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time lease additional facilities as operations require.

Item 3.  Legal Proceedings

         Under United States law, "United States persons" are prohibited from performing contracts in support of an industrial, commercial, public utility or governmental project in the Republic of Sudan, or facilitating such activities. During 1999, two vessels owned by subsidiaries of the Company performed services for third parties in support of energy exploration activities in Sudan; one of these vessels continued to perform such services until January 31, 2000. The Company has reported these activities to the Office of Foreign Assets Control of the United States Department of the Treasury and to the Bureau of Export Administration of the United States Department of Commerce. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil and/or criminal penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of any such penalties.

         In Marine Towing of Tampa, Inc. v. Hvide Marine Towing, No. 8:00-CV-444-T-26C, a civil action filed in March 2000 in the U.S. District Court for the Middle District of Florida, the plaintiff seeks unspecified treble damages from the Company as a result of alleged violations of federal and state antitrust laws. The plaintiff, Marine Towing of Tampa, Inc., has been a competitor of the Company in the harbor towing business in the port of Tampa, Florida since October 1999 and alleges that the Company has obtained an unlawful monopoly in providing tug services in Tampa Bay and has unlawfully used its monopoly power and engaged in a conspiracy in restraint of trade to restrain others, including the plaintiff, from competing in the port and to maintain prices at artificially high levels. The specific acts of which the plaintiff complains include the non-exclusive franchise granted by the Tampa Port Authority to the Company, the Company's reduction of its rates and granting of discounts to specific customers when confronted with competition, the Company's one-year exclusive-provider agreements with customers, and the Company's alleged disparagement of the plaintiff's service. The Company believes that it has not engaged in any unlawful conduct, that the plaintiff has not been restrained from competing in the market, and that the suit has no merit. The Company intends to vigorously defend the suit.

         In J. Erik Hvide and Betsy Hvide v. Hvide Marine Incorporated, No. 5640-02, a civil action filed in March 2000 in the Circuit Court of Broward County, Florida, the Company's former chief executive officer and his wife allege that the Company has breached an agreement to provide Mr. Hvide with severance benefits valued at approximately $1.0 million. In addition, Mr. and Mrs. Hvide allege that the Company's conduct, in obtaining the return of certain of the Company's property from Mr. Hvide and in discontinuing the payment of life insurance premiums, constituted an intentional course of conduct calculated to cause them severe emotional distress and public humiliation for which they seek unspecified punitive damages. The Company believes that it never reached any agreement with Mr. Hvide concerning compensation relating to his severance, that it engaged in no conduct intended to cause harm to Mr. or Mrs. Hvide, and that the suit has no merit. The Company intends to vigorously defend the suit.

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 4A.  Executive Officers

         The executive officers of the Company are:

Name                                     Age                              Current Positions
Jean Fitzgerald.....................     73      Chairman of the Board, Chief Executive Officer and Director
Eugene F. Sweeney...................     57      President, Chief Operating Officer and Director
Walter S. Zorkers...................     53      Executive  Vice  President, Chief Financial Officer and Director
Andrew W. Brauninger................     53      Senior Vice President--Offshore
                                                       Division and President--Seabulk Offshore, Ltd
Walton S. Kinsey....................     49      Senior Vice President, General Counsel and Secretary
William R. Ludt.....................     52      Senior Vice President, President--Hvide Marine Towing, Inc.
John J. O'Connell, Jr...............     56      Senior  Vice   President--Corporate   Communications  and  Investor
                                                 Relations and Assistant Secretary
Leo T. Carey........................     48      Vice President--Ship Management
Arthur T. Denning...................     45      Vice President--Engineering
Eileen Florian......................     55      Vice President--Risk Management
L.  Stephen Willrich................     47      Vice President and President--Ocean Specialty Tankers Corporation



         Mr. Fitzgerald has been Chairman and Chief Executive Officer of the Company since June 1999. He has served as a director of the Company since March 1994. From 1990 to 1992, he was Executive Vice President of NDE Testing & Equipment, Inc., a nationwide storage-tank testing company. From 1988 to 1990, he was with Frederic R. Harris, Inc., an international consulting engineering firm. Mr. Fitzgerald was a co-founder and the President of American Tank Testing Service, Inc., a firm that was subsequently acquired by NDE Environmental Corporation, from 1986 to 1987. In 1982 and 1983, he served as the Company's Vice President for Governmental Affairs. His other business experience includes service as President of Tracor Marine, Inc. from 1976 to 1979 and Director of Engineering of Tracor's Systems Technology Division from 1974 to 1976. Mr. Fitzgerald retired from the U.S. Navy in 1974 in the rank of Captain. During his naval career he commanded major fleet units at sea and served in the offices of the Chief of Naval Operations and the Secretary of Defense. He is a past Commissioner and Chairman of the Port Everglades Authority.

         Mr. Sweeney has been President since January 2000, Chief Operating Officer since April 1998, Executive Vice President since September 1994 and a director since 1984. He was Senior Vice President--Operations of the Company from 1991 to September 1994. He joined the Company in 1981 as Vice
President--Ship Management. Prior to joining the Company, Mr. Sweeney was employed for 17 years by Texaco, Inc., where he served in seagoing and shore management positions, including operations manager of Texaco's U.S. tanker fleet. Mr. Sweeney is on the board of directors of the Chamber of Shipping of America and the Florida Pilots Commission and is a member of the American Bureau of Shipping.

         Mr. Zorkers has been Executive Vice President and Chief Financial Officer since January 2000. He was Senior Vice President--Corporate Development since April 1997. Prior to joining the Company, Mr. Zorkers was the principal of Commonwealth Management Group, a management consulting firm. From 1993 to 1995 he served as Executive Vice President of Boston Pacific Medical, Inc., a manufacturer of disposable medical products.

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

         Mr. Kinsey has been Senior Vice President, General Counsel and Secretary since April 2000. He was previously Branch Chief in the Division of Enforcement of the U.S. Securities and Exchange Commission, which he joined in 1995 as Senior Counsel. Prior to that, Mr. Kinsey practiced general securities law in Florida and Washington, D.C. with the firms of Gunster, Yoakley & Stewart; Malizia, Spidi, Sloane & Fisch; and Muldoon, Murphy & Faucette. From 1974 to 1982 he served in the Office of the Comptroller of the State of Florida, first as Chief Investigator and then as Deputy Comptroller. He is a member of both the Florida and District of Columbia Bar Associations.

         Mr. Ludt has been Senior Vice President and President of Hvide Marine Towing, Inc. since December 1999 and President of Sun State Marine Services, Inc., since September 1994. He was Director--Fleet Operations of the Company from 1982 to September 1994. Since joining the Company in 1979, he has also served as Fleet Manager and Port Engineer. He served as President of the Chemical Carriers Association from 1989 to 1990 and as its Vice President from 1990 to 1992. Mr. Ludt has also served on various working groups within the U.S. Coast Guard's Chemical Transportation Advisory Committee concerning issues such as vapor control and marine occupational safety and health. Mr. Ludt holds a dual license as a Third Mate and Third Assistant Engineer, Steam and Motor Vessels.

         Mr. O'Connell has been Senior Vice President of Corporate Communications and Investor Relations since January 2000. He is also Assistant Secretary. He was Vice President--Corporate Communications since August 1996, when he joined the Company. From September 1995 to August 1996 he was an independent consultant. Previously, he served in a variety of management positions with W. R. Grace & Co. for 20 years, most recently as Director of Public Affairs. Mr. O'Connell was a member of the President's Private Sector Survey on Cost Control in the Federal Government from 1982 to 1984.

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

         Miss Florian has been Vice President - Risk Management since February 2000. She was previously Director of Risk Management since 1997 and Manager of Risk Management since 1995. She joined the Company in 1980 as Benefits Manager.

         Mr. Willrich has been a Vice President of the Company and President of OSTC since March 1998. He was Senior Vice President of OSTC from August 1996. He served as Vice President of Chartering of OSTC from January 1988. Prior to joining the Company, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 25 years of experience in the management of Jones Act product tankers.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Predecessor Company's Class A Common Stock began trading on the NASDAQ National Market on August 9, 1996 under the symbol "HMAR." Prior to that date, there was no established public trading market for the Class A Common Stock. On September 28, 1999, the common stock was delisted from the NASDAQ National Market. Subsequent to September 28, 1999 and prior to the Effective Date of the Plan, the Predecessor Company's Class A Common Stock was traded on the OTC Bulletin Board under the symbol "HMARQ." Prior to the Effective Date of the Plan, the Predecessor Company's Class B Common Stock was not traded on an established public trading market. The Predecessor Company did not pay any dividends on its common stock in 1998 or in 1999. Pursuant to the Plan, each class of the Predecessor Company's common stock was canceled as of the Effective Date.

          In connection with the emergence from Chapter 11 bankruptcy protection, the Successor Company issued 10,000,000 shares of Class A Common Stock and 250,000 Class A Warrants. As of and subsequent to the Effective Date of the Plan, the Successor Company's Class A Common Stock and Class A Warrants were traded on the OTC Bulletin Board under the symbols "HVDM" and "HVDMW," respectively. The Successor Company has not paid and does not expect to pay any dividends on its Class A Common Stock.

          The following table sets forth the high and low closing sale prices per share of the Predecessor Company's Class A Common Stock, as reported by the NASDAQ National Market and the OTC Bulletin Board, through the Effective Date of the Plan and the Successor Company's Common Stock and Class A Warrants, as reported by the OTC Bulletin Board, subsequent to the Effective Date of the Plan.

          Predecessor Company

                                                         High           Low

         1998

            First Quarter .............................   25 3/4      16 5/8
            Second Quarter.............................   18 1/4      12
            Third Quarter..............................   13 5/8       6 3/4
            Fourth Quarter.............................    8 3/8       4 1/2

         1999

            First Quarter..............................    6 1/8       3 15/16
            Second Quarter.............................    3 1/2       1 19/32
            Third Quarter..............................    2 11/32       17/32
            Fourth Quarter (through December 15).......      15/32        7/64

         Successor Company

         Common Stock

         1999

            Fourth Quarter (from December 15)..........      --            --

         2000

            First Quarter (through March 15)...........   16           9 3/4

         Class A Warrants

         1999

            Fourth Quarter (from December 15)..........      --            --

         2000

            First Quarter (through March 15)...........    5             1/4

         As of March 15, 2000, there were three holders of record of the Successor Company's Class A Common Stock.

Item 6.  Selected Financial Data.

         Upon emergence from its Chapter 11 proceeding the Company adopted Fresh Start Accounting, see "--- Fresh Start Reporting." Thus the Company's consolidated balance sheets and statements of operation and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

          The financial data presented below includes the results of the Predecessor Company for the period from January 1, 1999 to December 15, 1999 and the Successor Company for the period December 16, 1999 to December 31, 1999. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date.

          The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.



                                                                       Predecessor                                   Successor
                                                                         Company                                       Company
                                                                                                  Period from        Period from
                                                                                                 January 1 to      December 16 to
                                                          Year Ended December 31,                December 15,       December 31,
                                                 -------------------------------------------     ------------       ------------
                                                      1995       1996       1997        1998(5)      1999(6)            1999
                                                   ---------- ---------- ----------  -----------  ------------       -----------
                                                                       (in thousands, except share data)
Consolidated Statement of Operations Data:

   Revenues.....................................     $ 70,562   $109,356   $210,257    $404,793      $328,751         $ 13,479
   Operating expenses...........................       39,147     60,720    104,933     213,601       212,753            8,047
   Overhead expenses............................       12,518     14,979     24,791      43,179        47,814            1,643
   Depreciation, amortization and drydocking....        7,825     12,887     25,200      64,244        79,410            2,069
                                                   ----------  ---------   --------    --------     ---------       ----------
   Income (loss) from operations................       11,072     20,770     55,333      83,769      (11,226)            1,720
   Interest expense, net (1)....................       11,460     11,631      7,024      41,238        70,374            2,688
   Other income (expense).......................           26        437    (3,704)     (5,692)      (32,129)            (597)
   Reorganization items (2).....................           --         --         --          --     (433,273)               --
                                                   ----------  ---------   --------    --------     ---------       ----------
   Income (loss) before income taxes and
     extraordinary item.........................        (362)      9,576     44,605      36,839     (547,002)          (1,565)
   Provision for (benefit from) income
     taxes......................................          (2)      3,543     16,950      13,489      (32,004)               --
                                                   ---------- ----------  ---------   ---------    ----------       ----------
   Income (loss) before extraordinary item......        (360)      6,033     27,655      23,350     (514,998)          (1,565)
   Gain (loss) on extinguishment of debt (3)....           --    (8,108)    (2,132)     (1,602)       266,643               --
                                                   ----------  --------- ----------  ----------   -----------       ----------
   Net income (loss)............................   $     (360) $ (2,075)   $ 25,523    $ 21,748    $(248,355)       $  (1,565)
                                                   =========== =========   ========    ========    ==========       ==========
     Diluted earnings (loss) per common share:

       Income (loss) before extraordinary item..   $    (0.14) $    0.99   $   1.75    $   1.43    $  (33.22)       $   (0.16)
                                                   =========== =========   ========    ========    ==========       ==========
       Net income (loss)........................   $    (0.14) $  (0.24)   $   1.63    $   1.35    $  (16.02)       $   (0.16)
                                                   =========== =========   ========    ========    ==========       ==========
       Weighted average number of shares
         and common equivalent shares
         outstanding............................         2,535     6,590     17,120      19,451        15,503           10,000
                                                   =========== =========   ========    ========    ==========       ==========
   Other Financial Data:
     EBITDA (4).................................   $   18,897  $  33,657   $ 80,533    $148,013   $   68,184        $    3,789
                                                   ==========  =========   ========    ========   ==========        ==========




                                                                       Predecessor                                        Successor
                                                                         Company                                            Company
                                                                                                           Period from   Period from
                                                                                                          January 1 to   December 16
                                                                                                                               to
                                                                  Year Ended December 31,              December 15,     December 31,
                                                       ----------------------------------------------   ------------    ------------
                                                           1995        1996       1997       1998 (5)        1999(6)        1999
                                                       ---------     ------    -------    -----------   -------------   ------------
                                                                                (In thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
     Operating activities........................    $     3,948     $ 22,584    $  40,042   $    66,918   $    9,042      $  1,137
     Investing activities........................         (8,066)     (84,354)    (261,343)     (501,314)      (9,672)       (1,597)
     Financing activities........................            805       68,337      226,636       429,550       11,521        (1,491)



                                                                          Predecessor                        Successor
                                                                            Company                            Company
                                                                                   At December 31,
                                                          1995         1996       1997       1998 (5)          1999 (6)
                                                        --------     ------    -------    ---------------   -----------
                                                                                      (In thousands)
Consolidated Balance Sheet Data:

   Working capital (deficit).....................    $   4,315       $(8,704)     $ 25,790   $ (216,802)    $    30,645
   Total assets..................................      143,683        273,473      604,561     1,355,267        830,740
   Total long-term obligations...................      100,766        124,454      217,217       631,416        582,364
   Convertible preferred securities of a subsidiary
     trust.......................................           --             --      115,000       115,000             --
   Stockholders and minority partner's equity....       13,999        101,989      227,282       276,584        175,783



(1)Interest expense for the period from January 1, 1999 through December 15, 1999 excludes $8.8 million of contractual interest that was not accrued during the Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.

(2)Reorganization   items  are  comprised  of  items  directly  related  to  the
   Predecessor Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.

(3)Reflects  gains and losses on the  extinguishment  of debt, net of applicable
   income  taxes  of  $1,474,   $1,252  and  $413  for  1996,  1997,  and  1998,
   respectively.

(4)EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's EBITDA operations. EBITDA is not recognized by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity, and does not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly titled measures reported by other companies.

(5)Reflects the acquisition of a 50% ownership interest in 1998, and an additional 25% interest in 1999, of five newly-constructed double-hulled tankers. See Notes to the Company's consolidated financial statements.

(6)Reflects the Chapter 11 reorganization and the application of fresh-start accounting. See Notes to the Company's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company emerged from its Chapter 11 proceeding and adopted fresh start accounting on December 15, 1999 (the "Effective Date"). Thus the Company's balance sheets and statements of operation and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         For purposes of comparative analysis, the twelve months ended December 31, 1999 include the results of the Predecessor Company for the period from January 1, 1999 to December 15, 1999, and the Successor Company for the period from December 16, 1999 to December 31, 1999. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date. These changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

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

Offshore Energy Support. Revenue from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development and production activities, which are in turn heavily dependent upon the price of crude oil. Beginning in late 1997 and continuing through the first half of 1999, crude oil prices declined substantially, with resultant adverse effects on exploration, development and production activities and, in turn, the Company's offshore energy support operations. Further, in certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand. In late 1999, crude oil prices began to decrease and offshore development and production activities began to increase over their 1998 levels.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.



                                                 1997                       1998                               1999
                                      -----------------------------------------------------------------------------------------
                                         Q1     Q2      Q3     Q4     Q1     Q2    Q3      Q4       Q1      Q2     Q3     Q4
Number of supply boats at end
   of period(1).....................      19     21     25     26     28     29     27       24       21      21     21     21
Average supply boat day rates(2)....  $6,478 $7,176 $7,636 $8,032 $8,475 $8,211 $6,505   $5,191   $4,530  $4,049 $3,596 $3,174
Average supply boat utilization(3)..     87%    90%    91%    93%    86%    80%    55%      72%      70%     69%    75%    73%
Number of crew boats at end
   of period(4).....................      39     39     39     39     39     39     38       37       33      33     33     33

Average crew boat day rates(2)(4)...  $1,777 $1,940 $2,119 $2,294 $2,419 $2,502 $2,375   $2,383   $2,097  $1,864 $1,754 $1,837
Average crew boat utilization(3)(4).     95%    93%    95%    93%    89%    91%    77%      83%      69%     72%    75%    87%


(1) The decline in the number of supply boats beginning in the third quarter of 1998 primarily reflects bareboat chartering and the redeployment of boats to other global regions in response to declines in utilization and day rates in the U.S. Gulf of Mexico.

(2) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.

(3) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

(4) Excludes utility boats. The decline in the number of crew boats beginning in the third quarter of 1998 primarily reflects the redeployment of boats to other global regions in response to declines in utilization and day rates in the U.S. Gulf of Mexico.

         As  indicated  in the  above  table,  average  supply  boat  day  rates continued to decline in 1999. The third and fourth quarters reflect a slight improvement in utilization due to the increase in offshore exploration activities in the U.S. Gulf of Mexico; however, it is unclear whether the increase in exploration activities will continue to have a positive effect on utilization. At March 31, 2000, supply boat day rates averaged approximately $3,900 per day, which reflects an increase over levels experienced in the fourth quarter of 1999 as a result of the increased exploration and production activities indicated above. The current level of supply boat day rates is expected to continue until there is a significant increase in offshore exploration, development and production activities.

         In the first half of 1999, average crew boat day rates and utilization declined compared to their 1998 levels. However, the second half of 1999 reflects a slight improvement in day rates and utilization due to the increase in offshore exploration activities in the U.S. Gulf of Mexico. At March 31, 2000, crew boat day rates averaged approximately $1,900 per day, which reflects an increase over levels experienced in the fourth quarter of 1999 as a result of the increased exploration and production activities indicated above. As is the case with supply boat rates, no substantial improvement in crew boat rates is anticipated until there is a significant increase in offshore exploration, development and production activities

         The following table shows rate and utilization information for foreign operations (which commenced in the 1997 second quarter):

                                                    1997                     1998 (4)                        1999
                                          Q1     Q2    Q3     Q4      Q1    Q2    Q3      Q4      Q1     Q2     Q3     Q4
Number of anchor handling tug/supply
boats...............................       --     9    23     23      66    67     66     69      67     69     67    67
Average anchor handling tug/supply
boat day rates(1)...................  $    -- $2,900 $3,162 $3,357 $5,505 $6,008 $5,914 $5,727 $4,817 $5,433 $4,662 $4,803
Average anchor handling tug/supply boat
utilization(1)(2)...................       --    66%   80%    75%     75%   77%    77%    77%     61%    49%    49%   47%

Number of crew/utility boats........       --      8     8      8     32    33     31     36      38     39     39    39
Average crew/utility boat
    day rates(2)....................  $    -- $1,330 $1,365 $1,344 $1,549 $1,544 $1,588 $1,616 $1,543 $1,559 $1,629 $1,749
Average crew/utility boat
    utilization(3)..................       --   100%   93%   90%     75%   76%     72%   67%      65%   48%     47%   52%


(1)  Includes anchor handling tug boats.

(2) Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.

(3) Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

(4) In 1997, the Company acquired by acquisition an aggregate of 82 vessels operating primarily in the Middle East. In 1998, the Company acquired 37 vessels operating primarily offshore West Africa.

         As indicated in the above table, foreign anchor handling tugs supply boats experienced decreased day rates in 1999 as compared with 1998. Utilization decreased substantially throughout 1999 for all foreign operated vessels as offshore drilling exploration continued to decrease. Day rates for foreign crew/utility boats experienced a slight decrease in the first half of the year, but rebounded in the second half of the year to levels that are higher than those that have been experienced for several quarters but at lower utilization rates. Foreign rates have again declined slightly through March 2000. At March 31, 2000, day rates averaged approximately $4,100 per day for foreign anchor handling tugs supply boats and approximately $1,600 for foreign crew/utility boats.

Harbor and Offshore Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

The following table summarizes certain operating information for the Company's tugs.

                                                                                     Year Ended December 31,
                                                                                --------------------------------
                                                                                  1997        1998        1999
Number of tugs at end of period..............................................         30          41          37
Total offshore and harbor towing revenue (in thousands)......................   $ 20,424    $ 46,368    $ 42,959




         In 1998, the Company acquired or constructed several harbor tugs and expanded their operations to two new ports. Revenue for 1999 reflect a full year of operations for these tugs. However, total revenues decreased in 1999 due to the sale of certain underutilized tugboats, decreased offshore towing opportunities and less shipping activity in ports served by the Company. The decrease in revenues was also partially due to increased competition in the Port of Tampa. In November 1999, certain of the Company's former personnel began a competing harbor towing operation in the Port of Tampa. The Company is not yet able to determine the ultimate impact of these developments on its operation in Tampa.

Marine Transportation

         Revenues from the Company's marine transportation services are derived principally from the operations of chemical and petroleum product carriers in the U.S. Jones Act Trade, and to a lesser extent from towboat and fuel barge operations in Jacksonville, Florida.

         Chemical Tankers. Generally, demand for industrial chemical transportation services coincides with overall economic activity. The Company operated six chemical tankers at December 31, 1999. Two of the Company's chemical tankers are newly built and are owned by Lightship Tankers, a consolidated subsidiary in which the Company has a 75.8% ownership interest (50.8% at December 31, 1998). These tankers were delivered in the first half of 1999.

         Petroleum Product Tankers. Demand for petroleum product transportation services is dependent both on the level of production and refining, as well as consumer use of petroleum-based products. The Company operated five petroleum tankers at December 31, 1999. Three of the Company's petroleum tankers are newly built and are owned by Lightship Tankers. These tankers were delivered in late 1998.

         The Company's tanker fleet operates on either long-term voyage and time charters or pursuant to short-term arrangements. During 1999, two of the Company's tankers operated under long-term contracts. In April 2000, the Company entered into a new one-year contract for one of its newly built petroleum product tankers.

         The following table sets forth the number of vessels and revenues for the Company's chemical and product carriers.

                                                                                     Year Ended December 31,
                                                                                ----------------------------------
                                                                                  1997       1998(1)     1999(2)
Number of vessels owned......................................................          6          11          11
Revenues (in thousands)......................................................   $ 61,229    $ 98,930    $146,555

(1) During 1998, the Company acquired two tankers and took delivery of three of the newly built Lightship Tankers.

(2) During 1999, the Company took delivery of the final two newly built Lightship Tankers, scrapped one tanker that was at the end of its useful life, and returned one tanker to the lessor pursuant to the expiration of the lease.

         Revenues for 1999 increased substantially over 1998 due to a full year of operations for the five vessels built or acquired in 1998 and a partial year of operations for the two newly built vessels delivered in the first half of 1999. The effect of these vessels was partially offset by the loss of two older vessels in the fourth quarter of 1999. One of these vessels was at the end of its useful life and was scrapped and the other was returned to the lessor at the expiration of the lease.

         Towboats and Fuel Barges. Revenue from the Company's towboats and fuel barges has been derived primarily from contracts of affreightment with FPL and Steuart Petroleum Co. that require the Company to transport fuel as needed by those two customers, with the Florida Power and Light Company contract having a guaranteed minimum utilization. The principal contract with FPL expired in September 1998 and the current contract expires in September 2002. Revenues from these operations were $10 million in 1998 and $5.2 million in 1999. The extent of the services provided under the new FPL contract is substantially less than under the prior contract, which led to the decrease in revenues in 1999.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, depreciation and amortization, maintenance and repairs, charter hire, insurance and fuel. During periods of decreased demand for vessels, the Company temporarily ceases using, i.e. lay-ups or stacks, certain vessels to minimize investments in marine operating supplies, crew payroll and maintenance costs. At December 31, 1999, 41 of the Company's 200 offshore energy support vessels were stacked.

         The crews of Company-manned chemical and product carriers are paid on a time-for-time basis under which they receive paid leave in proportion to time served aboard a vessel. The crews of offshore energy support vessels and certain tugs and towboats are paid only for days worked.

         In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its marine assets. The Company calculates depreciation based on useful lives ranging from 11 to 25 years from acquisition for its steel-hull offshore energy support vessels, 11 to 30 years from acquisition for aluminum-hull vessels, the lesser of any applicable lease term or the OPA 90 life for its product and chemical carriers, 30 years for newly constructed double-hulled carriers, 10 years from acquisition for its fuel barges, and 40 years from the date built for its towboats and tugs.

         The Company capitalizes expenditures exceeding $10,000 for product and chemical tankers and $5,000 for all other vessels, where the item acquired has a useful life of seven years or greater. Vessel improvements are capitalized if they extend the useful life of the vessel or increase its value. The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers and offshore service vessels and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the years ended December 31, 1997, 1998, and 1999, the Company drydocked 42, 90, and 47 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $4.5 million, $13.7 million, and $11.8 million, respectively. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See
Note 4 to the Company's consolidated financial statements.

         Charter hire consists primarily of payments made with respect to the bareboat charter of the Seabulk Magnachem, which was acquired pursuant to a leveraged lease transaction, and operating lease payments on the tractor tug Broward. The Company also pays charter hire when it charters harbor tugs to meet requirements in excess of its own tugs' availability.

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

Results of Operations

         Upon emergence from its Chapter 11 proceeding the Company adopted Fresh Start Accounting. See Note 5 to the company's consolidated financial statements. Thus the Company's balance sheets and statements of operation and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         The twelve months ended December 31, 1999 include the results of the Predecessor Company for the period from January 1, 1999 to December 15, 1999 and the Successor Company for the period from December 16, 1999 to December 31, 1999. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date. These changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                    1997                       1998                    1999
                                                    ----                       ----                    ----
                                                                           (in millions)
Net revenues...........................   $   210.2         100%     $     404.8      100%     $  342.2     100%
Operating expenses.....................       104.9          50%           213.6       53%        220.8      65%
Overhead expenses......................        24.8          12%            43.2       11%         49.4      14%
Depreciation, amortization and
   drydocking..........................        25.2          12%            64.2       16%         81.5      24%
                                          ---------    ---------     -----------   -------    ---------  -------
Income (loss) from operations..........   $    55.3          26%     $      83.8       21%    $    (9.5)     -3%
                                          =========    =========     ===========   =======    ========== =======

Interest expense, net..................   $     7.0           3%     $      41.2       10%    $    73.0      21%
                                          =========    =========     ===========   =======    =========  =======

Other expenses.........................   $   (3.7)          -2%     $      (5.7)      -1%    $   (32.7)    -10%
                                          =========    =========     ===========   =======    =========  =======
Reorganization items...................   $      --           --     $         --       --    $ (433.3)    -127%
                                          =========    =========     ============  =======    =========  =======
Net income (loss)......................   $    25.5          12%     $       21.7       5%    $  (249.9)    -73%
                                          =========    =========     ============  =======    ========== =======


1999 Compared with 1998

         Net Revenue. Net revenue decreased 15% to $342.2 for 1999 from $404.8 for 1998 primarily due to decreased revenue from the Company's offshore energy support operations.

         Revenue from offshore energy support operations decreased 38% to $150.3 million for 1999 from $242.6 million for 1998 due primarily to the worldwide decrease in day rates and utilization for both supply and crew boats. This decline, as described above, began in 1998 and continued in 1999 as a result of a steep decline in energy prices and exploration and production activity.

         Marine transportation services revenue increased 29% to $148.9 million for 1999 from $115.7 million for 1998 primarily due to revenue earned by the five new Lightship Tankers, which were brought into service between October 1998 and June 1999. These new tankers operate more efficiently and in some cases demand higher rates than the Company's other tankers. Revenue from Lightship was $49.5 million in 1999 compared to $3.2 million for the three months in 1998. These increases were offset in part because the Company returned the Seabulk Challenger to the lessor at the expiration of the lease in October 1999 and scrapped the HMI Astrachem, in November 1999 in anticipation of its OPA 90-mandated retirement date. Combined revenues for these tankers were $14.9 million in 1999 compared to $17.2 million in 1998.

         Revenue from harbor and offshore towing decreased 7% to $43.0 million for 1999 from $46.4 million for 1998 due to reduced shipping activity in the ports that the Company serves, decreased offshore towing activities and increased competition in the Port of Tampa, as described above.

         Operating Expenses. Operating expenses increased 3% to $220.8 million for 1999 from $213.6 million for 1998, primarily due to increases in maintenance and repairs of $7.0 million and crew payroll and benefits of $3.0 million resulting from the acquisition of the Lightship Tankers, increased bad debt expense and rising fuel prices approximately $5.3 million, offset in part by reduced crew payroll and benefits and maintenance of approximately $5.7 million on vessels that were stacked. This factor, combined with the general economic downturn experienced by the Company's offshore energy customers, resulted in an increase provision for uncollectible accounts receivable of approximately $5.2 million in 1999, compared to 1998. As a percentage of revenue, operating expenses increased to 65% for 1999 from 53% for 1998 due primarily to the decline in revenue from the offshore energy support operations and the other factors noted above.

         Overhead Expenses. Overhead expenses increased 14% to $49.4 million for 1999 from $43.2 for 1998 primarily due to an increase in consulting and professional fees of 53% in 1999 over 1998 incurred as a result of the Company's liquidity issues. As a percentage of revenue, overhead expenses were 14% and 11% for 1999 and 1998, respectively. The increase as a percentage of revenue reflects the combined effects of increased expenditures and lower revenues.

         Depreciation, Amortization and Drydocking Expenses. Depreciation, amortization and drydocking expenses increased 27% to $81.5 million in 1999 from $64.2 million in 1998. Approximately $7.7 million of the increase is attributable to an increase in the marine transportation operation resulting from the addition of the Lightship Tankers. Also, the Company acquired 37 offshore energy support vessels in the first quarter of 1998 and the results of operations for 1999 reflect a full year of depreciation expense for those acquired vessels, which had the effect of increasing depreciation expense by approximately $9.6 million.

         Income (loss) from Operations. Income (loss) from operations decreased 111% to $(9.5) million in 1999 from $83.8 million in 1998, as a result of the factors indicated above.

         Net Interest Expense. Net interest expense increased $31.8 million from $41.2 million in 1998 to $73 million in 1999 as a result of additional borrowings under the Company's revolving credit facility and additional interest payable at default rates of interest from March 31, 1999 through the September 8, 1999 bankruptcy filing date. Besides these increases, the Company did not accrue approximately $8.8 million of contractual interest subsequent to the bankruptcy filing on debt that was ultimately extinguished at the Effective Date of the Plan of Reorganization. Interest expense was partially offset by interest income of $0.9 million and $8.5 million in 1999 and 1998, respectively. Interest income in 1998 primarily reflects earnings on the proceeds of the Lightship Tankers Title XI ship financing bonds that were invested pursuant to MARAD regulations and restricted to fund the remaining construction costs of the Lightship Tankers.

         Other Expenses. Other expenses increased $27.0 million, from $5.7 million in 1998 to $32.7 million in 1999. The increase was primarily the result of the loss on the sale of vessels.

         Reorganization Items. Reorganization items in 1999 represent items directly related to the Company's Chapter 11 proceeding. These expenses consist primarily of the writedown of long-term assets and goodwill to reflect the reorganization value of the Company and professional fees.

1998 Compared with 1997

         Revenue. Revenue increased 93% to $404.8 million for 1998 from $210.3 million for 1997, primarily due to increased revenue from the Company's offshore energy support and chemical transportation operations.

         Revenue from offshore energy support operations increased 118% for 1998 over 1997, primarily due to an increase of $133.6 million from acquisitions, offset by a decrease of $2.3 million resulting from a decrease in day rates and utilization rates. Utilization of supply boats decreased to 73% for 1998 from 93% in 1997 and domestic rates for crew boats decreased to 83% for 1998 from 93% in 1997. As indicated above under "Revenue Overview - Marine Support Services-Domestic Operations," average supply boat day rates and utilization rates in the U.S. Gulf of Mexico declined in the 1998 second, third and fourth quarters. In addition, average crew boat day rates and utilization rates declined in the 1998 second half (although the decline was not as severe as that of supply boat rates, due primarily to fewer actual and anticipated new vessel deliveries).

         Marine transportation services revenue increased 48% to $115.8 million for 1998 from $78.4 million for 1997, primarily due to additional revenues earned by OSTC for marketing vessels owned by third parties and the acquisition of five petroleum product tankers in 1998.

         Revenue from offshore and harbor towing operations increased 127% to $46.4 million for 1998 from $20.4 million for 1997, primarily due to an increase of $24.6 million from acquisitions. The remaining increase resulted from the redeployment of certain vessels from harbor towing to offshore towing. Offshore towing contracts generate higher revenues than harbor towing contracts.

         Operating Expenses. Operating expenses increased 104% to $213.6 million for 1998 from $104.9 million for 1997, primarily due to the acquisitions. As a result of these acquisitions, crew payroll and benefits, maintenance and repairs, and supplies and consumables increased $37.9, $9.0, and $27.7 million, respectively. As a percentage of revenue, operating expenses increased to 53% for 1998 from 50% for 1997, primarily due to the aforementioned declines in day rates and utilization and an increase in consumable expenses due to the acquisition of two tankers.

         Overhead Expenses. Overhead expenses increased 74% to $43.2 million for 1998 from $24.8 million for 1997, primarily due to increased staffing requirements due to acquisitions. As a percentage of revenue, overhead expenses were 11% and 12% for 1998 and 1997, respectively.

         Depreciation, Amortization and Drydock Expense. Depreciation, amortization and drydock expense increased 155% to $64.2 million for 1998 compared with $25.2 million for 1997 as a result of an increase in fleet size due to acquisitions.

         Income from Operations. Income from operations increased 52% to $83.8 million, or 21% of revenue, for 1998 from $55.3 million, or 26% of revenue, for 1997 as a result of the factors noted above.

         Net Interest Expense. Net interest expense increased 488% to $41.2 million, or 10% of revenue, for 1998 from $7.0 million, or 3% of revenue, for 1997, primarily as a result of the February 1998 offering of Senior Notes and debt incurred in connection with acquisitions.

         Other Income (Expense). Other expenses were $5.7 million for 1998 as compared to $3.7 million for 1997, primarily due to dividend payments relating to the Trust Convertible Preferred Securities issued in July 1997.

         Net Income (Loss). The Company had net income of $21.7 million for 1998 as compared to $25.5 million for 1997 as a result of the factors noted above.

Seasonality

         The Company has experienced some slight seasonality in its operations. The first half of the year is generally not as strong as the second half due to lower activity in offshore energy support services and petroleum product transportation during the months of February, March, and April.

Liquidity and Capital Resources

         Background. The Company's capital requirements have historically arisen primarily from its working capital needs, acquisitions of and improvements to vessels, and debt service requirements. The Company's principal sources of cash have been bank borrowings, cash provided by operations, and proceeds from public offerings of securities, consisting of the initial public offering of common stock in August 1996, a second offering of common stock in February 1997, an offering of 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") in 1997, and an offering of 83/8% Senior Notes (the "Senior Notes") in February 1998. In addition, the Company has financed various vessel acquisitions through U.S. government-guaranteed Title XI ship financing bonds and capital lease obligations.

         In addition to these securities offerings, the Company has established various bank credit facilities from time to time. The Company entered into a revolving credit and term loan agreement with a group of banks in February 1998. The agreement provided for (i) a $175.0 million revolving credit facility maturing in 2003, and (ii) a $150.0 million term loan maturing in 2005, payable in equal quarterly installments beginning in June 1998. The agreement required the Company to maintain specified ratios relating to leverage, debt service and indebtedness; limited the Company's ability to create or incur certain liens; limited the incurrence of certain indebtedness; restricted the Company's ability to make certain investments; and restricted certain payments, including dividends on the Company's capital stock.

         As a result of the declines in rates and utilization of its offshore energy support vessels beginning in 1998 (discussed more fully under "Liquidity Concerns" below), the Company entered into an amendment of the agreement, effective September 30, 1998. In the absence of the amendment, the Company would not have been in compliance with the covenant in the loan agreement that it maintain a maximum "Leverage Ratio" (as defined in the Agreement) of 4.0:1.0. The amendment modified that and other covenants in the agreement, generally imposing restraints on future capital and other expenditures. In addition, the amendment (i) reduced the revolving credit facility to $150.0 million, increasing to $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a sale and leaseback transaction, and then increasing to $175.0 million, subject to compliance with a specified leverage ratio; (ii) provided that borrowings thereunder be secured by Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Company; and (iii) increased the rate of interest on borrowings and fees payable under the Agreement.

         Cash Flows. During 1998, the Company generated $66.9 million in cash flows from operations, primarily reflecting net income adjusted by normal recurring non-cash items and changes in working capital. Cash used in investing activities was approximately $501.3 million, primarily reflecting the acquisition and construction of and capital improvements to vessels. Cash provided by financing activities was approximately $429.6 million, consisting of proceeds from the offering of the Senior Notes and borrowings under bank credit facilities, offset in part by principal payments on debt and capital lease obligations.

         During 1999, the Company generated $10.2 million of cash from operations before reorganization items, primarily reflecting the net loss for the period, after elimination of reorganization expense of $433.3 million and noncash items. Cash used in investing activities was approximately $11.3 million for the period, primarily reflecting the disposal of vessels and the redemption of investments, offset by the costs of construction of and capital improvements to other vessels. Cash generated by financing activities was approximately $10.0 million, consisting primarily of payments under the Loan Agreement, offset by borrowings.

         Recent Expenditures and Future Cash Requirements. During 1998 and through June 1999, 61 vessels were delivered to or acquired by the Company, at a total cost of $405.4 million. These vessels included more than 30 offshore energy support vessels and seven petroleum product and chemical tankers. As a result of the declines in rates and utilization discussed above, the Company curtailed its vessel acquisition activities in March 1999.

         The Company's current and future capital needs relate primarily to debt service and maintenance and improvements of its fleet. The Company's principal and interest payment obligations for 2000 are estimated to be approximately $114.4 million, and operating lease obligations for 2000 are estimated to be approximately $4.4 million. Capital requirements for fleet maintenance and improvements were approximately $72.8 million for 1998, $13.6 million for 1999 and are currently expected to aggregate $19 million during 2000. The reductions for 1999 and 2000 reflect the substantial amounts expended in 1998, which resulted primarily from planned refurbishments of vessels acquired in 1997 and early 1998, and the deferral of certain scheduled drydockings and reduction of other expenses in 1999 and 2000. In view of declines in average day rates and utilization rates, particularly in the U.S. Gulf of Mexico, and the possibility that rates will remain at low levels, the Company has curtailed or deferred certain capital and other expenditures.

         The above amounts do not include capital and other expenditures relating to five 45,300 dwt double-hull product and chemical carriers in which the Company currently holds a 75.8% equity interest (see Note 1 to the consolidated financial statements). The Company paid $18.5 million in June 1998 to increase its equity interest in these carriers from 0.8% to 50.8% and an additional $9.6 million (comprised of cash of $1.0 million and a note payable of $8.6 million) in December 1999 to further increase its interest to 75.8%. Three of these carriers were delivered in the fourth quarter of 1998, a fourth was delivered in early 1999, and the fifth was delivered in the second quarter of 1999. The aggregate cost of the five carriers was approximately $280 million, a substantial portion of which was financed with the proceeds of U.S.
government-guaranteed Title XI ship financing bonds. The Company has through December 31, 2000 to purchase the remaining 24.2% interest for approximately $11.0 million and thereafter a right of first refusal to purchase such interest for the same amount plus interest accrued from December 31, 2000.

         During 2000, an estimated $19.5 million of principal and interest payments are due on the Title XI ship financing bonds referred to above. In the event that the operations of the carriers do not generate sufficient cash to fund those payments and other operating and capital expenses of the carriers on a cumulative basis from May 1, 1999, the Company has the right to require the current holder of the 24.2% minority interest to fund up to $5.0 million of the cumulative operating shortfall through June 1, 2000.

         Liquidity  Concerns.  As a result of the severe  worldwide  downturn in offshore oil and gas exploration, development and production activities beginning in 1998 and continuing and deepening during 1999, substantial declines in offshore energy support vessel day rates and utilization adversely affected the Company's operating results during 1999. See "Results of Operations" above for additional information. As a result of these declines, beginning March 31, 1999, the Company was not in compliance with certain covenants contained in its bank credit agreement. The Company's bank lenders waived the Company's noncompliance on several occasions, the last such waiver covering the period from August 20 until September 7, 1999. However, these waivers resulted in the payment of additional interest, as well as substantial fees. Further, in late August and early September 1999, due to the Company's financial condition and the covenants in the credit agreement and other debt instruments, the Company had no further borrowing capacity. In addition, an interest payment of approximately $12.5 million was due on the Senior Notes on August 16, 1999. The Company did not have sufficient funds to make this payment. Discussions with an informal committee of holders of the Senior Notes and Preferred Securities led to the Company's filing of a petition under Chapter 11 of the U.S. Bankruptcy Code on September 8, 1999.

         The Reorganization. The Company's reorganization plan became effective on December 15, 1999. Under the plan:

o the holders of the $300.0 million of senior notes received 9,800,000 shares of Company common stock in exchange for their notes; o the holders of the $118.0 million of trust preferred securities received 200,000 shares of common stock, as well as Class A warrants to purchase an additional 125,000 shares, in exchange for those securities;

               o stockholders received Class A warrants to purchase a total of 125,000 shares of common stock; o noteholder warrants to purchase 6.75% of common stock on a fully diluted basis after giving effect to the exercise of these warrants, exercisable at a nominal purchase price for seven and one-half years, were issued to purchasers of our new senior secured second notes described below;

o        claims of general and trade creditors were unaffected; and

o        the Company reincorporated from Florida to Delaware.

         The 9,800,000 shares received by the holders of the senior notes represent 98.0% of the Company's currently outstanding common stock and 89.3% of its common stock on a fully diluted basis after assuming exercise of all the Class A warrants and the noteholder warrants. The 200,000 shares received by holders of the trust preferred securities represent 2.0% of the Company's currently outstanding common stock and 1.8% of its common stock on a fully diluted basis.

         The Company also obtained new credit facilities from a group of financial institutions. The new facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of new 12 1/2% senior secured notes due 2007. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's bank loans and to pay administrative and other fees and expenses. The balance of the proceeds will be used for working capital and general corporate purposes. At December 31, 1999, no amounts were outstanding under the revolving credit facility.

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. The credit agreement provides for the following facilities:

         Facility.                          Amount              Maturity
         --------                           ------              --------

o        Tranche A term loan        $75 million               2004
o        Tranche B term loan        $30 million               2005
o        Tranche C term loan        $95 million               2006
o        Revolving loan             $25 million               2004

         The interest rate for borrowings under the credit agreement is set from time to time at the Company's option, subject to certain conditions set forth in the credit agreement, at either:

o the higher of the rate that the administrative agent announces from time to time as its prime lending rate and 1/2 of 1% in excess of the overnight federal funds rate, plus a margin ranging from 2.25% to 4.25% or

o a rate based on a percentage of the administrative agent's quotation to first-class banks in the New York interbank Eurodollar market for dollar deposits, plus a margin ranging from 3.25% to 4.25%.

         Borrowings under the credit agreement are secured by first priority perfected security interests in substantially all of the equity of the Company's subsidiaries and by first priority perfected security interests in substantially all of the vessels and other assets owned by the Company and its subsidiaries. In addition, substantially all of the Company's subsidiaries have guaranteed its obligations under the credit agreement. The credit agreement contains customary covenants that require the Company, among other things, to meet certain financial ratios and that prohibit it from taking certain actions and entering into certain transactions.

         The senior secured notes are senior obligations and are secured by a second priority lien on the assets that secure borrowings under the credit agreement. The notes are unconditionally guaranteed by all of the Company's subsidiaries that have guaranteed borrowings under the credit agreement. The notes were issued at 90.0% of their face value for gross proceeds of $85.5 million. The notes were issued under an indenture among the Company, the subsidiary guarantors and financial institutions serving as trustee and collateral agent. The indenture contains customary covenants that, among other things, restrict the Company's ability to incur additional debt, sell assets, and engage in mergers and transactions with affiliates. As consideration for the purchase of the notes and as compensation for certain financial services, we issued to the purchasers of the notes noteholder warrants to purchase 6.75% of the Company's common stock on a fully diluted basis after giving effect to the exercise of these warrants at an exercise price of $.01 per share for a term of seven and one-half years.

         Recent Developments. Due to continuing weakness in day rates and utilization in the offshore energy support business, as well as adverse market conditions in the Company's towing and transportation businesses, the Company anticipated that earnings would be lower than expected in the first quarter of 2000. As a result, the Company anticipated that it would not be in compliance with certain covenants in its bank credit agreement as of March 31, 2000 as well as future dates if market conditions did not improve. The Company has entered into an amendment to the credit agreement with the lending banks under which the relevant covenants have been modified through March 31, 2001 and the Company is required to prepay principal under the term loans aggregating $10.0 million before June 30, 2000, $35 million before August 31, 2000, and $60 million before January 1, 2001. The Company intends to sell vessels and other assets to obtain the funds with which to make these payments. Some of these sales may be at less than book value. The amended credit agreement further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35 million on a timetable specified by the lending banks. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the credit facility. The Company is required to pay a fee of $4.5 million to the lending banks in connection with the amendment of the credit agreement., payable in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 and (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.

         The Company believes that operating cash flow, amounts available under its revolving credit facility and anticipated proceeds from the sale of vessels will be sufficient for it to meet its debt service, including the prepayments described above, and other capital requirements through 2000. As the Company's operating cash flow is dependent on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

Effects of Inflation

          The Company does not consider inflation a significant business risk in the current and foreseeable future, although the Company has experienced some cost increases, some of which have been offset by charter hire escalation clauses.

Prospective Accounting Changes

          In September 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by statement No. 137 which is required to be adopted by the company in fiscal 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

Impact of Year 2000

          In prior years, the Predecessor Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Successor Company substantially completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Successor Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Successor Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to market risk from changes in interest rates which may adversely affect its results of operations and financial condition. The Company's policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. Except as set forth below, the Company manages market risk by restricting the use of derivative financial instruments to infrequent purchases of forward contracts for the purchase of fuel oil for its carrier fleet. The Company does not have any open contracts at December 31, 1999. A discussion of the Company's credit risk and the fair value of financial instruments is included in Notes 19 and 21 of the Company's consolidated financial statements.

          Exposure To Short-Term Interest Rates. Short-term variable rate debt, primarily borrowings under the Credit Agreement, comprised approximately $200 million of the Company's total debt at December 31, 1999. The Company's variable rate debt had an average interest rate of 11.3% at December 31, 1999. A hypothetical 2% increase in interest rates on $200 million of debt would cause the Company's interest expense to increase approximately $4.0 million per year, with a corresponding decrease in income before taxes.

          As a requirement of its Credit Agreement, the Company entered into an interest rate cap in February 2000 with Deutsche Bank AG. The notional amount of the cap is $75 million and is for a term of three years. The underlying index is the three-month LIBOR and the strike price of the cap is 8.5%. Each quarter the three-month LIBOR will be compared to the strike price. If the three-month LIBOR is above the strike price, Deutsche Bank AG will make a payment to the Company. The interest rate cap gives Hvide protection against rising rates and benefit from declining rates.

Item 8.  Financial Statements

          The Company's Consolidated Financial Statements are listed in Item 14(a)(1), included at the end of this Report on Form 10-K beginning on page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by Item 10 is contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4a of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

          The information required by Item 11 is contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 is contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 is contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation and Certain Transactions," and is incorporated herein by reference.

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules which appear on page F-1 herein.

         (b)  Reports on Form 8-K.

         Reports on Form 8-K filed during the last quarter of the fiscal year covered by this Report on Form 10-K are as follows:

              (1) a Current Report on Form 8-K dated October 12, 1999, reporting
                  (under Item 5, "Other Events") the filing of the proposed Joint Plan of Reorganization and a related proposed Disclosure Statement with the Bankruptcy Court;

              (2) a  Current  Report  on  Form  8-K  dated  December  27,  1999, reporting (under Item 3, "Bankruptcy or Receivership") the confirmation of the First Amended Joint Plan of Reorganization as filed in the Bankruptcy Court;

              (3) a Current  Report  on Form  8-K/A  dated  December  30,  1999, reporting (under Item 3, "Bankruptcy or Receivership") the amendment to Form 8-K filed on December 27, 1999.

         (c) List of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon written request of any stockholder at a charge of $.25 per page plus postage. The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, N.W., Room 1024, Washington, D.C., and at the Commission's regional offices at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and Seven World Trade Center, Suite 1300, New York, NY 10048. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 29549, at prescribed rates.

Exhibit

Number                                                 Exhibit

2.1* Debtor's First Amended Joint Plan of Reorganization, dated November 1, 1999, and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the District of Delaware (incorporated by reference to Exhibits 1 and 2 to the Schedule 13D/A filed with the Commission on December 29, 1999 by Loomis, Sayles & Company, L.P. (Commission File No. 000-28732)).

3.1(a)*  Certificate of Incorporation of the Registrant

3.1(b)*  Certificate of Merger of the Registrant

3.2*     By-laws of the Registrant

4.1*     Form of Common Stock Certificate of the Registrant

4.2*     Form of Warrant Certificate of the Registrant

4.3* Indenture for the 12 1/2% Senior Secured Notes due 2007, dated December 15, 1999 among Hvide Marine Incorporated as the Issuer, the Subsidiary Guarantors named therein, State Street Bank and Trust Company as the Trustee and Bankers Trust Company as the Collateral Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

4.4* Warrant Agreement, dated December 15, 1999, between Hvide Marine Incorporated and State Street Bank and Trust Company as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

4.5* Class A Warrant Agreement, dated as of December 15, 1999 by and between Hvide Marine Incorporated and State Street Bank and Trust Company.

10.1* Credit Agreement, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Company as Administrative Agent, Deutsche Bank Securities Inc. as Lead Arranger and Book Manager, Meespierson Capital Corp. as Syndication Agent and Co-Arranger and the various persons from time to time parties to the agreement as Lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

10.2* Common Stock Registration Rights Agreement, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

10.3* Registration Rights Agreement for the 12 1/2% Senior Secured Notes due 2007, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

10.4*    Registration  Rights  Agreement  by  and  between  Loomis,   Sayles  &
         Company, L.P. and Hvide Marine Incorporated, dated as of December 15, 1999 (incorporated by reference to Exhibit 4 to the Schedule 13D/A filed with the Commission on December 29, 1999 by Loomis, Sayles & Company, L.P. (Commission File No. 000-28732)).

10.5 First Amendment, dated as of April 13, 2000 among Hvide Marine Incorporated, the financial institutions party to the Credit Agreement and Bankers Trust Company, as administrative agent.

23.1     Consents of Ernst & Young LLP.
27       Financial Data Schedule.
99.1* Order, dated December 9, 1999, of the United States Bankruptcy Court for the District of Delaware, confirming the First Amended Joint Plan of Reorganization in In re: Hvide Marine Incorporated, et al., Case No. 99-3024 (PJW), including the Supplement to such Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

-----------------
* Incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HVIDE MARINE INCORPORATED

                            By: /s/ EUGENE F. SWEENEY
                               ----------------------
                                Eugene F. Sweeney
                            Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



              Signature                              Title                                 Date
                                         Chairman of the Board,                       April      , 2000
--------------------------------------
           Jean Fitzgerald               Chief Executive Officer
                                         and Director

        /s/ JAMES J. GAFFNEY             Acting Chairman of the Board,                April 14, 2000
--------------------------------------
          James J. Gaffney               Director

        /s/ EUGENE F. SWEENEY            President, Chief Operating                   April 14, 2000
--------------------------------------
          Eugene F. Sweeney              Officer and Director (principal
                                         executive officer)

        /s/ WALTER S. ZORKERS            Executive Vice President,                    April 14, 2000
--------------------------------------
          Walter S. Zorkers              Chief Financial Officer
                                         and Director (principal financial
                                         officer)

       /s/ JOHN J. KRUMENACKER           Controller (chief accounting                 April 14, 2000
--------------------------------------
         John J. Krumenacker             officer)

      /s/ THOMAS P. MOORE, JR.           Director                                     April 14, 2000
--------------------------------------
        Thomas P. Moore, Jr.

       /s/ DONALD R. SHEPHERD            Director                                     April 14, 2000
--------------------------------------
         Donald R. Shepherd

         /s/ PETER H. CRESSY             Director                                     April 14, 2000
--------------------------------------
           Peter H. Cressy

        /s/ JOHN F. MCGOVERN             Director                                     April 14, 2000
--------------------------------------
          John F. McGovern

         /s/ ROBERT KEISER               Director                                     April 14, 2000
--------------------------------------
         Robert Keiser

                  Hvide Marine Incorporated and Subsidiaries

            Index to Consolidated Financial Statements and Schedules


Report of Independent Certified Public Accountants.............................................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 (Predecessor Company)
and December 31, 1999 (Successor Company)......................................................................F-3

Consolidated  Statements  of Operations  for the years ended  December 31, 1997,
December  31,  1998,  the period  from  January  1, 1999 to  December  15,  1999
(Predecessor Company) and the period from December 16, 1999 to December 31, 1999

(Successor Company)............................................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity

for the years ended December 31, 1997, December 31, 1998, the period from January 1, 1999 to
December 15, 1999 (Predecessor Company) and the period from December 16, 1999 to
December 31, 1999 (Successor Company)..........................................................................F-5

Consolidated  Statements  of Cash Flows for the years ended  December  31, 1997,
December  31,  1998,  the period  from  January  1, 1999 to  December  15,  1999
(Predecessor Company) and the period from December 16, 1999 to December 31, 1999

(Successor Company)............................................................................................F-6

Notes to Consolidated Financial Statements.....................................................................F-7




All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Hvide Marine Incorporated

         We have audited the accompanying consolidated balance sheet of Hvide Marine Incorporated as of December 31, 1999 (Successor Company), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the period from December 16, 1999 to December 31, 1999 (Successor Company) and for the period from January 1, 1999 to December 15, 1999 (Predecessor Company). We have also audited the consolidated balance sheet of Hvide Marine Incorporated as of December 31, 1998 (Predecessor Company), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998 (Predecessor Company). The Predecessor Company and the Successor Company are hereinafter referred to as the Company. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hvide Marine Incorporated at December 31, 1999 (Successor Company) and the consolidated results of its operations and its cash flows for the period from December 16, 1999 to December 31, 1999 (Successor Company) and for the period from January 1, 1999 to December 15, 1999 (Predecessor Company) as well as the consolidated financial position at December 31, 1998 (Predecessor Company) and the consolidated results of its operations and its cash flows for each of the two years in the period then ended (Predecessor Company), in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 1 to the consolidated financial statements, a change in reporting entity occurred during 1999. The consolidated financial statements as of and for the year ended December 31, 1998 have been restated to reflect this change.

                                                    /s/ Ernst & Young LLP
Miami, Florida
February 25, 2000, except for the seventh
    paragraph of Note 10, as to which the date
    is March 31, 2000 and Note 24, as to which
    the date is April 14, 2000

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)


                                                                                             Predecessor        Successor
                                                                                               Company             Company
                                                                                         December 31, 1998  December 31, 1999

                                 ASSETS
Current assets:
   Cash and cash equivalents..............................................................  $    10,106        $       19,046
   Restricted cash........................................................................           --                15,217
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $2,169 and $5,799 in 1998 and 1999..       69,448                47,555
     Insurance claims and other...........................................................       12,290                 6,775
   Marine operating supplies..............................................................       18,998                10,632
   Prepaid expenses.......................................................................        4,623                 4,013
                                                                                             ----------        --------------
     Total current assets.................................................................      115,465               103,238
Property:
   Construction-in-progress...............................................................      116,056                 1,345
   Vessels and improvements...............................................................    1,042,717               698,979
   Furniture and equipment................................................................       17,328                11,643
   Less accumulated depreciation..........................................................     (95,468)              (22,087)
                                                                                             ----------        --------------
   Net property...........................................................................    1,080,633               689,880
Deferred costs, net.......................................................................       38,771                29,464
Restricted investments....................................................................       23,344                 3,752
Goodwill, net.............................................................................       91,357                    --
Other.....................................................................................        5,697                 4,406
                                                                                             ----------        --------------
                                                                                            $ 1,355,267        $      830,740
                                                                                            ===========        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................................  $    26,759        $       10,895
   Current maturities of long-term debt...................................................      264,341                17,775
   Current obligations under capital leases...............................................        2,991                 3,332
   Accrued interest.......................................................................       10,553                 3,102
   Accrued liabilities and other..........................................................       27,623                37,489
                                                                                             ----------        --------------
     Total current liabilities............................................................      332,267                72,593

Long-term debt............................................................................      256,161               465,769
Obligations under capital leases..........................................................       36,983                33,934
Senior notes..............................................................................      300,000                76,709
Deferred income taxes.....................................................................       32,721                    --
Other.....................................................................................        5,551                 5,952

Company-obligated mandatorily redeemable preferred securities of a subsidiary trust
   holding solely debentures issued by the Predecessor Company............................      115,000                    --

Minority interest.........................................................................       28,549                10,457

Commitments and contingencies

Stockholders' equity:
   (Predecessor Company)
     Preferred stock, $1.00 par value--authorized 10,000 shares;
       issued and outstanding, none.......................................................           --                    --
     Class A common stock--$.001 par value, authorized 100,000 shares; 12,873 shares issued and
       outstanding as of December 31, 1998................................................           13                    --
     Class B common stock--$.001 par value, authorized 5,000 shares; 2,547 shares issued and
       outstanding as of December 31, 1998................................................            2                    --
   (Successor Company)
     Class A common stock--$.01 par value, authorized 20,000 shares; 10,000 shares issued and
       outstanding as of December 31, 1999................................................          --                    100
   Additional paid-in capital.............................................................      196,822               166,791
   Retained earnings (accumulated deficit)................................................       51,198               (1,565)
                                                                                             ----------        --------------
       Total stockholders' equity.........................................................      248,035               165,326
                                                                                             ----------        --------------
                                                                                             $1,355,267        $      830,740
                                                                                             ==========        ==============

               See notes to consolidated financial statements.

                     HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                                                     Successor
                                                                               Predecessor Company                   Company
                                                                                                    Period from      Period from
                                                                               Year Ended            January 1 to    December 16 to
                                                                              December 31,           December 15,   December 31,
                                                                      --------------------------    -------------- ------------
                                                                           1997        1998             1999             1999
                                                                      ------------ ------------   --------------     -------
Revenues..........................................................     $  210,257  $  404,793    $    328,751      $   13,479
Operating expenses:
   Crew payroll and benefits......................................         48,732      92,483          91,374           4,155
   Charter hire and bond guarantee fee............................         10,548      19,679          15,791             554
   Repairs and maintenance........................................         10,162      19,807          26,045             719
   Insurance......................................................          8,867      12,718          12,716             532
   Consumables....................................................         13,654      39,628          35,966           1,660
   Rent and utilities.............................................         12,970      29,286          30,861             427
                                                                       ----------   ---------    ------------      ----------
     Total operating expenses.....................................        104,933     213,601         212,753           8,047
Selling, general and administrative expenses:
   Salaries and benefits..........................................         12,052      21,062          18,048             870
   Office.........................................................          2,248       5,827           6,563             220
   Professional fees..............................................          4,683       6,963          10,447             211
   Other..........................................................          5,808       9,327          12,756             342
                                                                       ----------   ---------    ------------      ----------
     Total overhead expenses......................................         24,791      43,179          47,814           1,643
Depreciation, amortization and drydocking.........................         25,200      64,244          79,410           2,069
                                                                       ----------   ---------    ------------      ----------
Income (loss) from operations.....................................         55,333      83,769        (11,226)           1,720
Other income (expense):
   Interest expense...............................................        (8,341)    (49,723)        (71,215)         (2,756)
   Interest income................................................          1,317       8,485             841              68
   Minority interest and equity in earnings of subsidiaries.......        (3,527)     (5,848)         (2,596)           (408)
   Loss on disposal of assets.....................................             --          --        (25,658)              --
Other.............................................................          (177)         156         (3,875)           (189)
                                                                       ---------    --------- ---------------      ----------
     Total other expense, net.....................................       (10,728)    (46,930)       (102,503)         (3,285)
Income (loss) before reorganization items, income taxes, and
   extraordinary item.............................................         44,605      36,839       (113,729)         (1,565)
Reorganization items:
   Professional fees..............................................             --          --         (8,535)              --
   Write down of goodwill and property............................             --          --       (419,998)              --
   Other, net.....................................................             --          --         (4,740)              --
                                                                       ----------   ---------    ------------      ----------
     Total reorganization items...................................             --          --       (433,273)              --
                                                                       ----------   ---------    ------------      ----------
Income (loss) before income taxes and extraordinary item..........         44,605      36,839       (547,002)         (1,565)
Provision for (benefit from) income taxes.........................         16,950      13,489        (32,004)              --
                                                                       ----------   ---------    ------------      ----------
Income (loss) before extraordinary item...........................         27,655      23,350       (514,998)         (1,565)
Gain (loss) on early extinguishment of debt, net of applicable
   income taxes...................................................        (2,132)     (1,602)         266,643              --
                                                                       ----------   ---------    ------------      ----------
     Net income (loss)............................................     $   25,523   $  21,748    $  (248,355)      $  (1,565)
                                                                       ==========   =========    ============      ==========

Earnings per common share:
Income (loss) before extraordinary item...........................     $     1.87   $    1.52    $    (33.22)      $   (0.16)
Gain (loss) on early extinguishment of debt.......................         (0.14)      (0.10)           17.20              --
                                                                       ---------    ---------    ------------      ----------
     Net income (loss) per common share...........................     $     1.73   $    1.42    $    (16.02)      $   (0.16)
                                                                       ==========   =========    ============      ==========

Earnings per common share--assuming dilution:

Income (loss) before extraordinary item...........................     $     1.75   $    1.43 $       (33.22)      $   (0.16)
Gain (loss) on early extinguishment of debt.......................         (0.12)      (0.08)           17.20              --
                                                                       ---------    --------- ---------------      ----------
     Net income (loss) per common share...........................     $     1.63   $    1.35 $       (16.02)      $   (0.16)
                                                                       ==========   ========= ===============      ==========

Weighted average common shares outstanding........................         14,785      15,324          15,503          10,000
                                                                       ==========   ========= ===============      ==========
Weighted average common and common equivalent
   shares outstanding--assuming dilution..........................         17,120      19,451          15,503          10,000
                                                                        ==========   ========= ===============      ==========



                    See notes to consolidated financial statements.

                        HVIDE MARINE INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                     Class A

Class B
     Retained

                          Common Stock                Common Stock                     Additional              Earnings

     Paid-In                                                                                  (Accumulated

                         Shares     Amount     Shares        Amount            Capital         Deficit)      Total
                       ----------   ------     ------        ------            -------         --------     ------
PREDECESSOR COMPANY
Balance at December 31, 1996          7,647  $       8          3,419      $         3    $    97,153    $    3,927    $101,091

Common stock issued in public
    offering, net of issuance costs   4,000          4             --             --              93,516        --   93,520
Conversion of Class B to Class A
   common  stock...         513          --      (513)             --               --             --            --
Common stock issued in connection
   with acquisition                 142     --             --             --              3,650         --                 3,650
Common stock issued upon exercise
   of stock options                 53      --             --             --              641           --                 641
Common stock issued pursuant to
   employee stock purchase plan              22            --             --             --              467              --
467

Common stock issued to directors             5             --             --             --              95               --
95

Net income.........          --          --         --             --               --         25,523        25,523
                    -----------     -------  ---------      ---------      -----------    -----------    ----------
Balance at December 31, 1997         12,382         12          2,906                3        195,522        29,450
224,987

Conversion of common stock              360          1          (359)              (1)             --            --
--
Common stock issued upon exercise
   of stock options                 1       --             --             --              1             --                 1
Common stock issued pursuant to
   employee stock purchase plan              112           --             --             --              889              --
889

Common stock issued to directors             18            --             --             --              216              --
216

Stock compensation pursuant to key
   employee stock plan                   --         --             --               --            194            --
194

Net income.........          --          --         --             --               --         21,748        21,748
                    -----------     -------  ---------      ---------      -----------    -----------    ----------
Balance at December 31, 1998         12,873         13          2,547                2        196,822        51,198        248,035
Common stock issued pursuant to
   employee stock purchase plan              79            --             --             --              253     --
253

Stock compensation pursuant to key
   employee stock plan                   --         --             --               --            104        --             104
Common stock issued to directors             55            --             --             --              130     --
130

Other..............          --          --         --             --            (167)             --         (167)
Conversion of common stock            2,020          2        (2,020)              (2)
Cancellation of Predecessor
  Company common stock and

  elimination of existing stockholder's
  equity upon emergence from
  bankruptcy.......    (15,027)        (15)      (527)             --        (197,142)        197,157            --
Issuance of Successor Company
  common stock.....      10,000         100         --             --          154,881             --       154,981
Warrants issued in connection with
  exit financing...          --          --         --             --           11,910             --        11,910
Net loss...........          --          --         --             --               --      (248,355)     (248,355)
                    -----------     -------  ---------      ---------      -----------    -----------    ----------

SUCCESSOR COMPANY

Balance at December 15, 1999         10,000        100             --               --        166,791            --        166,891
Net loss...........          --          --         --             --               --        (1,565)       (1,565)
                    -----------     -------  ---------      ---------      -----------    -----------    ----------
Balance at December 31, 1999         10,000  $     100             --      $        --    $   166,791    $  (1,565)       $165,326
                                    =======  =========      =========      ===========    ===========    ==========       ========



                     See notes to consolidated financial statements.

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                                                                                         Successor
                                                                                     Predecessor Company                   Company
                                                                                                         Period from     Period from
                                                                                       Year Ended        January 1 to December 16 to
                                                                                       December 31,      December 15,   December 31,

                                                                                  1997           1998            1999      1999

Operating activities:
   Net income (loss).....................................................    $   25,523     $   21,748      $ (248,355)  $   (1,565)
   Adjustments to reconcile  net income (loss) to net
     cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill............................................           --              --         88,052        --
         Revaluation of property and related assets.......................           --              --        331,946        --
         Accrued reorganization expenses..................................           --              --          5,828        --
         Revaluation of other liabilities and assets......................           --              --          2,872        --
       Loss (gain) on early extinguishment of debt........................        2,132           1,602      (266,643)        --
       Depreciation and amortization of property .........................       19,093          49,106         64,220       1,795
       Provision for bad debts............................................        1,029           1,087          6,180          56
       Loss (gain) on disposal of assets..................................          524            (26)         25,658        --
       Amortization of drydocking costs...................................        5,350          11,354         11,249         268
       Amortization of goodwill...........................................          757           3,784          3,940           6
       Amortization of discount on long-term debt and financing costs.....          680           1,489          2,777         180
       Deferred income tax provision (benefit)............................       13,147          10,189       (32,004)        --
       Minority partners' equity in (earnings) loss of subsidiaries, net..        (183)         (1,627)        (2,596)         408
       Undistributed losses of affiliates.................................        (110)           (395)             --        --
       Other non-cash items...............................................           95             217          (164)        --
       Changes in operating assets and liabilities, net of effect of acquisitions:
         Accounts receivable..............................................     (20,640)        (41,110)         20,000       1,172
         Marine operating supplies........................................      (1,032)         (4,270)            232         239
         Other current and long-term assets...............................      (8,468)        (17,503)        (6,409)        (118)
         Accounts payable and other liabilities...........................        2,145          31,273          3,084      (1,304)
                                                                             ----------      ----------     ----------    ---------
              Net cash provided by operating activities...................       40,042          66,918          9,867       1,137
                                                                             ----------      ----------     ----------    ---------

Investing activities:

   Purchases of property..................................................     (67,117)       (114,521)       (57,144)       (597)
   Acquisitions of businesses, net of escrow deposits utilized of $6,349 and of
     cash acquired of $3,525 in 1997......................................    (194,723)       (373,535)             --          --
   Payments on vessels under construction.................................        (910)       (155,980)        (5,102)          --
   Purchases of restricted investments....................................           --       (369,629)       (45,790)          --
   Redemption of restricted investments...................................           --         515,584         65,382
   Capital contribution to unconsolidated affiliates......................        (226)         (3,233)             --          --
   Proceeds from disposals of assets......................................        1,633              --         32,852          --
         Purchase of minority interest in subsidiary......................           --              --             --     (1,000)
                                                                             ----------      ----------     ----------  ----------
               Net cash used in investing activities......................    (261,343)       (501,314)        (9,802)     (1,597)

Financing activities:

   Repayments of short-term borrowings....................................     (16,242)              --             --          --
   Proceeds from DIP credit facility......................................           --              --         26,690          --
   Proceeds from long-term borrowings.....................................      177,210         431,700        245,208          --
   Repayment of long-term borrowings......................................    (130,416)       (313,938)      (288,205)        (80)
   Proceeds from issuance of Senior notes and warrants....................           --         292,500             --          --
   Proceeds from issuance of Successor Company senior secured notes and warrants                     --             --      85,500
             --
   Proceeds from issuance of Title XI bonds...............................           --         139,023          5,428          --
   Repayment of Title XI bonds............................................      (5,461)       (137,250)        (6,643)     (1,252)
   Escrow of restricted cash..............................................           --              --       (15,217)          --
   Payments of financing costs............................................      (2,724)        (10,819)       (12,678)          --
   Proceeds from sale-leaseback of vessels................................           --          32,622             --          --
   Payments of obligations under capital leases...........................      (1,468)         (5,088)        (2,820)       (159)
   Proceeds from issuance of common stock.................................       94,628             800            253          --
   Proceeds from issuance of redeemable preferred securities, net.........      111,109              --             --          --
   Repayment of DIP credit facility.......................................           --              --       (26,690)          --
                                                                             ----------      ----------     ----------  ----------
         Net cash provided by (used in) financing activities..............      226,636         429,550         10,826     (1,491)
                                                                             ----------      ----------     ----------  ----------
Change in cash and cash equivalents.......................................        5,335         (4,846)         10,891     (1,951)
Cash and cash equivalents at beginning of period..........................        9,617          14,952         10,106      20,997
                                                                             ----------      ----------     ----------  ----------
Cash and cash equivalents at end of period................................   $   14,952      $   10,106     $   20,997   $  19,046
                                                                             ==========      ==========     ==========  ==========
Supplemental schedule of noncash investing and financing activities:
Notes payable issued for the acquisition of vessels.......................   $    6,000      $       --     $       --  $   8,586
                                                                             ==========      ==========     ==========  ==========
Capital lease obligations for the acquisition of vessels and equipment....   $    4,972      $   32,621     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Title XI debt assumed for the acquisition of vessels......................   $   15,057      $       --     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Short-term debt assumed in connection with acquisition of business........   $    5,595      $       --     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Common stock issued for the acquisition of vessels........................   $    3,650      $       --     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Supplemental disclosures:
   Interest paid, net of interest capitalized.............................   $    9,200      $   44,972     $   57,821  $      739
                                                                             ==========      ==========     ==========  ==========
   Cash paid for professional fees in connection with
        Chapter 11 Proceedings............................................   $       --      $    --        $    4,575  $      --
                                                                             ==========      ==========     ==========  ==========

                   See notes to consolidated financial statements.

                   HVIDE MARINE INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

1.       Organization and Basis of Presentation

         Hvide Marine Incorporated and subsidiaries (collectively, the "Company") is a provider of marine support and transportation services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf, offshore West Africa and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

         The accompanying consolidated financial statements include the accounts of Hvide Marine Incorporated and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         Hvide Marine Incorporated and substantially all of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on September 8, 1999 (the "Petition Date"). The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan") on December 9, 1999 , and the Plan became effective on December 15, 1999 (the "Effective Date"). The Company emerged from bankruptcy on December 15, 1999; See Note 3 for additional information.

         The consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants
Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. As discussed further in Note 4, the assets and liabilities of the Company were restated as of December 15, 1999, in accordance with SOP 90-7 and therefore the results of operations and cash flows for periods prior to December 15, 1999 (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy for the period from December 16 to December 31, 1999 (the "Successor Company").

         In June 1998, the Company paid $18.5 million to increase its equity interest in five double-hull carries (collectively the "Lightship Tankers") from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, and two others were delivered during 1999. At the time of the increase in its equity interest, the Company intended to reduce its equity interest to less than 50% and accounted for this investment under the equity method. During 1999, the Company was not able to reduce its equity investment in Lightship Tankers and was required to consolidate the Lightship Tankers as of September 30, 1999, in accordance with the Financial Accounting Standard Board Statement No. 94; Consolidation of All Majority-Owned Subsidiaries. The consolidation of the Lightship Tankers was accounted for as a change in reporting entity and the financial statements for 1998 have been retroactively restated to include the accounts of the Lightship Tankers as if they were consolidated as of the date majority ownership was obtained. The Successor Company increased its ownership in the Lightship Tankers at December 30, 1999 from 50.8% to 75.8% (see Note 11). The Lightship Tankers were not a party to the Chapter 11 proceeding.

2.       Issues Affecting Liquidity

         As a result of a decline in revenues, the Company was not in compliance, as of March 31, 2000, with certain covenants contained in its Credit Facility and anticipated that it would not be in compliance with certain covenants throughout 2000. Accordingly, the Company entered into Amendment No. 1 to the Credit Facility, which reduced the Company's covenant requirements through March 31, 2001. The Amendment also requires the Company to prepay an additional $60 million of borrowings in 2000 and limits the availability under the $25 million revolving credit portion of the Credit Facility to $17.5 million (See Note 24).

         The Company believes that it will remain in compliance with the Credit Facility, as amended. Additionally, the Company believes that operating cash flow and amounts available under its revolving credit facility will be sufficient to meet current obligations and capital requirements through 2000 and that net proceeds from planned asset sales will be sufficient to satisfy prepayments of debt as set forth above. As the Company's operating cash flow is dependent on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow and the proceeds from sales of vessels will equal or exceed management's expectations.

3.       Joint Plan of Reorganization and Exit Financing

         In September 1999, the Company filed the Plan with the Bankruptcy Court which set forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. The Plan specifically provided for the conversion of the Predecessor Company's senior notes and Preferred Securities to equity interests in the Successor Company and cancellation of all of the prepetition equity interests in the Predecessor Company, as more fully described in the Plan. Substantially all of the Company's other pre- and post petition unsecured liabilities were unaffected by the Plan.

         On the Effective Date, the Predecessor Company's Senior Notes and Preferred Securities were converted to 9.8 million and 0.2 million shares of the Successor Company's common stock, respectively. As a result of the transactions which occurred on the Effective Date, indebtedness of approximately $266.6 million was discharged and is reflected as a gain on the extinguishment of debt in the accompanying consolidated statements of operations. This gain is not recognized for tax purposes to the extent the Company was insolvent at the date of discharge. However, the Company's net operating loss carryforwards, alternative minimum tax credits and tax basis in fixed assets were reduced by the amount of the gain.

         On the Effective Date, the Company raised an aggregate of approximately $295 million through the issuance of term loans and 12 1/2% Senior Secured Notes (the "Senior Secured Notes") with detachable common stock purchase warrants, resulting in approximately $263 million of net proceeds to the Company after deducting related offering costs and discount on the Senior Secured Notes (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities, the Predecessor Company's Credit Facility and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's bankruptcy proceeding.

4.       Summary of Significant Accounting Policies

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

         Restricted Cash. Restricted cash primarily consists of money market investments held to fund the first four scheduled interest payments on the Senior Secured Notes.

         Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident.

         Marine Operating Supplies. Such amounts consist of vessel spare parts, fuel and supplies that are recorded at cost and charged to vessel expenses as consumed.

         Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. If the carrying value of the assets will not be recoverable, as determined based on the undiscounted cash flows estimated, the carrying value of the assets are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company has not recorded any impairment losses.

         Property. Vessels, improvements and furniture and equipment are stated at cost less accumulated depreciation. The Company recorded the allocation of its reorganization value (see Note 5) to vessels, improvements, furniture and equipment, and identifiable intangible assets in accordance with SOP 90-7, which provides for the reorganization value to be applied to the Company's assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations", for transactions reported on the basis of the purchase method. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of vessels, other than tankers, range from 12 to 40 years and the estimated useful lives of furniture and equipment range from 3 to 10 years. Tankers and related improvements are depreciated over estimated useful lives ranging from 1 to 30 years, as determined by the Oil Pollution Act of 1990 and other factors.

         Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives. Included in vessels and improvements at December 31, 1998 and 1999 are vessels under capital leases of approximately $47.1 million and $36.1 million, net of accumulated amortization of approximately $1.7 million and $0.1 million, respectively.

         Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Substantially all of the company's vessels must be periodically drydocked and pass certain inspections to maintain its operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessel are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other maintenance activities to bring the vessel into compliance with classification standards and which can typically only be performed while the vessel is drydocked. Deferred financing costs are amortized over the term of the related borrowings. At December 31, 1998 and 1999, deferred costs include unamortized drydocking costs of approximately $16.0 million and $7.2 million, respectively, and net financing costs of $14.8 million and $22.3 million, respectively.

         Restricted Investments. Pursuant to the Lightship Tankers' Title XI Bond Financing Agreements, the Company is required to deposit all proceeds from the bond issuance into an escrow account (restricted investments) with MARAD. Funds from the escrow account are disbursed for qualifying expenses related to the construction of the Vessels after documentation is received and approved by MARAD. The Company expects the provisioning of the Lightship Tankers in 2000 and does not expect the costs to exceed the amounts included in restricted investments.

         Restricted investments primarily consists of U.S. Treasury bills and notes stated at their amortized cost as they are expected to be held to maturity. The maturity date of such investments range from February to April 2000. The average interest rates on these investments in 1998 and 1999 were consistent with short term U.S. treasury note rates during such periods. Interest earned on the investments is not restricted and may be used for general working capital purposes for the Lightship Tankers.

         Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over periods ranging from 20 to 35 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the assets acquired over the remaining amortization periods, the carrying value will be adjusted accordingly. The remaining carrying amounts relating to the Company's intangible assets were written off at the Effective Date as a result of the allocation of its reorganization value (see Note 5). At December 31, 1998 accumulated amortization of goodwill was approximately $6.0 million.

         Accrued   Liabilities.   Accrued   liabilities   included   in  current
liabilities consist of the following (in thousands):

                                                       Predecessor     Successor
                                                         Company        Company
                                                          1998           1999
                                                      ------------      --------

Accrued reorganization items......................    $        --      $  4,437
Accrued payroll and benefits......................          7,267         6,134
Accrued professional services.....................            249         1,098
Accrued voyage operating expenses.................          6,880         7,218
Accrued litigation, claims and settlements........          4,082         8,146
Accrued taxes.....................................          2,713         4,890
Deferred voyage revenues..........................            788         2,587
Other.............................................          5,644         2,979
                                                      -----------      --------
Total.............................................    $    27,623     $  37,489
                                                      ===========     =========

         Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to follow
Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirement of SFAS 123. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

         Income Taxes. The Company files a consolidated tax return with substantially all corporate subsidiaries; the other subsidiaries file separate income tax returns. Each partnership and trust subsidiary files a separate tax return.

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

         Foreign Currency Translation. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective years. Components of shareholders' equity are translated at historical rates. The Company's foreign subsidiaries use the U.S. dollar as their functional currency and substantially all external transactions are denominated in U.S. dollars. Gains and losses resulting from changes in exchange rates from year to year are insignificant for all years presented.

         Reorganization Items. In accordance with SOP 90-7, costs incurred directly related to the bankruptcy proceeding are classified as Reorganization Items in the accompanying statements of operations.

         Recent Pronouncements. In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact in the Company's financial statements.

         Reclassifications. Certain amounts from prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation.

5   Fresh Start Reporting

         Upon emergence from Chapter 11 Bankruptcy Protection as of the Effective Date, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. In accordance with SOP 90-7, assets of the entities in Chapter 11 proceeding have been restated as of the Effective Date to reflect the reorganization value of the Company and liabilities have been recorded at the present value of the future amounts expected to be paid. In addition, the accumulated deficit of the Company through the Effective Date has been eliminated and the debt and capital structure of the Predecessor Company reflects the application of the provisions of the Plan. Thus, the balance sheet as of December 31, 1999 reflects reporting of the Successor Company and is not comparable to the prior periods of the Predecessor Company. Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company reflect operations prior to the Effective Date and the effect of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

         The reorganization value of the Company of approximately $587.6 million (excluding the Lightship Tankers which were not part of the Chapter 11 proceeding) was determined by the Company with the assistance of financial advisors. These advisors (1) reviewed certain historical financial information of the Company; (2) reviewed certain internal operating reports, including management-prepared financial projections and analyses; (3) discussed historical and projected financial performance with senior management and industry experts;
(4) reviewed industry trends and operating statistics as well as analyzed the effects of certain economic factors on the industry; (5) analyzed the capital structures, financial performance and market valuations of the Company's competitors, and (6) prepared such other analyses as they deemed necessary to their valuation determination. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate, the advisors, using a rate of approximately 14%, discounted the Company's five year forecasted free cash flows and an estimate of sales proceed assuming the Company would be sold at the end of the five year period within a range of comparable company multiples. Certain of the projected results used in the valuation were materially better than those achieved historically by the Company. In addition to relying on management's projections, the valuation analysis made a number of assumptions including, but not limited to, a successful and timely reorganization of the Company's capital structure and the continuation of current market conditions through the forecast period.

         The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in the recording of a reorganization item of approximately $420 million for the period ended December 15, 1999, which primarily consisted of a decrease in goodwill, property and other long-term assets.

         The effects of the Plan, the Exit Financing, and fresh start reporting on the Company's condensed consolidated balance sheet at the Effective Date are as follows (in thousands):

                                                      Pre-         Discharge        Exit          Fresh Start   Reorganized
                                                   Emergence         of          Financing       Adjustments     Balance
                                                  Balance Sheet    Debt (1)         (2)              (3)           Sheet
                  Assets
Current assets:

   Cash and cash equivalents....................   $     13,229   $       --      $      7,768     $        --    $  20,997
   Restricted cash..............................            190            --           15,027              --       15,217
   Accounts receivables, net....................         55,557            --               --              --       55,557
   Marine operating supplies....................         13,525            --               --         (2,654)       10,871
   Prepaid expenses.............................          5,832            --              125              --        5,957
                                                   ------------   -----------     ------------     -----------     --------
      Total current assets......................         88,333            --           22,920         (2,654)      108,599
   Net property.................................      1,017,600            --               --       (325,555)      692,045
   Deferred costs, net..........................         32,309      (10,399)           11,194         (4,679)       28,425
   Restricted investments.......................          3,752            --               --              --        3,752
   Goodwill, net................................         88,052            --               --        (88,052)           --
   Other........................................          3,996            --               --           (220)        3,776
                                                   ------------   -----------     ------------     -----------     --------
                                                   $  1,234,042   $  (10,399)     $     34,114     $ (421,160)   $  836,597

    Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable.............................   $     10,998   $        --     $         --     $        --    $  10,998

   Current maturities of long-term debt.........         30,041            --         (13,269)              --       16,772
   Current obligations under capital leases.....          3,326            --               --              --        3,326
   Accrued interest.............................         21,073      (19,337)            (322)              --        1,414
   Accrued liabilities and other................         40,625            --            (145)              --       40,480
                                                   ------------   -----------     ------------     -----------     --------
      Total current liabilities.................        106,063      (19,337)         (13,736)              --       72,990

Long-term debt..................................        497,909            --         (38,390)              --      459,519
Obligations under capital leases................         34,098            --               --              --       34,098
Senior notes....................................        300,000     (300,000)           76,644              --       76,644
Other ..........................................          3,743            --               --           2,109        5,852

Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding solely
   debentures issued by the
   Predecessor Company..........................        115,000     (115,000)               --              --           --

Minority interest...............................         20,603            --               --              --       20,603

Stockholders' equity:
   (Predecessor Company)
       Class A common Stock.....................             13            --               --            (13)           --
     Class B common Stock.......................              2            --               --             (2)           --
   (Successor company)
     Class A common Stock.......................             --           100               --              --          100
   Additional paid-in capital...................        197,142       154,881           11,910       (197,142)      166,791
   Retained earnings (accumulated deficit)......       (40,531)       268,957          (2,314)       (226,112)           --
                                                   ------------   -----------     ------------     -----------     --------
       Total stockholders' equity...............        156,626       423,938            9,596       (423,269)      166,891
                                                   ------------   -----------     ------------     ----------      --------
                                                   $  1,234,042   $  (10,399)     $     34,114     $ (421,160)    $ 836,597

6.       Change in Estimates

         In 1998, the Predecessor Company changed the estimated useful lives of certain offshore energy support vessels from an average useful life of 13 years to 16.78 years and the amortization period for certain goodwill from 20 to 35 years. Management believes these changes more accurately reflect the economic lives of the Company's assets. For 1998, the change had the effect of reducing depreciation and amortization expense by approximately $4.0 million, which increased earnings per diluted share by $0.21 for both income before extraordinary item and net income.

7.       Long-Term Debt

Senior Notes

         In February 1998, the Predecessor Company completed an offering of $300.0 million of 8.375% senior notes (the "Senior Notes"). Pursuant to the Plan, the Senior Notes and accrued and unpaid interest were exchanged for 9,800,000 shares of the Successor Company's Common Stock. In accordance with SOP 90-7, the Company did not accrue pre-petition interest of approximately $6.7 million on the Senior Notes after the Petition Date, as it was unlikely such amounts would be paid under the Plan.

         On the Effective Date, the Company issued $95.0 million face amount of 12.5% senior secured lien notes, Series A, (the "Senior Secured Notes") with 536,193 detachable common stock purchase warrants and an original issue discount of $9.5 million. As determined by the Company's management, the fair value of the warrants was estimated to be approximately $8.9 million and was recorded as part of the discount on the Senior Secured Notes. The Senior Secured Notes were recorded at approximately $76.6 million, net of discounts and offering costs of approximately $18.4 million. The discount is being amortized through the maturity date using the effective interest method (amortization of $0.1 million). The discounts and offering costs resulted in an effective interest rate on the Senior Secured Notes of 18.2%. Interest on the Senior Secured Notes is payable quarterly in arrears beginning March 30, 2000.

         Of the proceeds, approximately $69.8 million was used to repay a portion of the Predecessor Company's indebtedness and approximately $11.9 million was used to establish an interest escrow account to fund interest payments through December 30, 2000. The interest escrow account balance is classified as Restricted Cash in the Company's Consolidated Balance Sheet.

         The Senior Secured Notes mature June 30, 2007 and are redeemable, in whole or in part, at the option of the Company after December 15, 1999 at the redemption amount, as defined, plus accrued and unpaid interest. In addition, upon a change in control, as defined, the Company must redeem the Senior Secured Notes at 101% of the stated principal amount, plus accrued and unpaid interest.

         The Company is obligated to consummate an exchange offer pursuant to which the holders of the Senior Secured Notes shall have the right to exchange the Series A Notes for 12.5% Senior Secured Notes due 2007, Series B, (the "Exchange Notes"). The Exchange Notes will be registered under the Securities Act in like principal amount and having identical terms as the Senior Secured Notes.

         The Senior Secured Notes are secured by substantially all the assets of the Company. Covenants under the Notes require the Company to meet certain financial tests and, among other things, (1) limit the incurrence of additional indebtedness; (2) limit the creation or incurrence of certain liens; (3) restrict certain payments and investments; and (4) restrict certain asset sales and affiliate transactions.

Other Debt

         Long-term debt consists of the following (in thousands):

                                                                                   Predecessor      Successor
                                                                                     Company         Company
                                                                                      1998            1999
                                                                                  ----------------------------
         Lines of Credit........................................................  $     135,000  $          --
         Term Loan..............................................................        117,954        200,000
         Title XI Debt..........................................................        261,674        259,206
         Notes Payable..........................................................          5,874         24,338
                                                                                  -------------  -------------
                                                                                        520,502        483,544
         Less:  Current maturities..............................................        264,341         17,775
                                                                                  -------------  -------------
                                                                                  $     256,161  $     465,769
                                                                                  =============  =============

         In September 1997, the Predecessor Company entered into a $175.0 million revolving line of credit. In November 1997, the Predecessor Company entered into a $300.0 million Term Loan Agreement. In February 1998, the Predecessor Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement which merged the Credit Agreement and the Term Loan Agreement and resulted in their individual termination.

         Effective September 30, 1998, the Predecessor Company entered into Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan
Agreement (the "Predecessor Credit Facility"). Pursuant to the Predecessor Credit Facility, borrowings under the revolving line of credit could not initially exceed $150.0 million, inclusive of a letter of credit sub-limit of $20.0 million, increasing to (1) $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a specified sale and leaseback transaction or (2) $175.0 million, based upon the Predecessor Company's compliance with a specified leverage ratio. The Predecessor Credit Facility provided that borrowings thereunder would be secured by substantially all of the Predecessor Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Predecessor Company and its subsidiaries. Interest on borrowings were based on one of two rates, at the Company's election, plus a margin based on the Predecessor Company's compliance with certain financial ratios. In addition, the revolving line of credit was subject to a commitment fee of 0.4% on the unused potion.

         Prior to the Chapter 11 filing, the Predecessor Company entered into various amendments to the Predecessor Credit Facility that provided, among other things, for (1) increased commitment fees and/or the payment of certain other fees; (2) increased interest on borrowings; and (3) waivers of noncompliance with certain covenants in the Predecessor Credit Facility.

         Effective September 10, 1999, the Predecessor Company and certain lending institutions entered into a Debtor-in-Possession Revolving Credit and Term Loan Agreement (the "DIP Facility"). Subject to certain conditions and limitations, the DIP Facility provided the Predecessor Company with a revolving credit facility of up to $60 million. In addition, approximately $241 million of borrowings previously outstanding under the Predecessor Credit Facility with the same group of banks were converted into a term loan under the DIP Facility. Borrowings under the DIP Facility bore interest at three percentage points over the "Base Rate" of Citibank. The DIP Facility also provided for certain fees payable by the Company and for certain covenants relating to earnings before interest, taxes, depreciation and amortization; capital expenditures; collateral coverage; and outstanding borrowings.

         Outstanding borrowings under the Predecessor Credit Facility were repaid upon the Company's emergence from bankruptcy with the proceeds of the Exit Financing (See Note 3) and the facility was eliminated.

         On December 15, 1999, the Company entered into a Credit Facility ("the Credit Facility") consisting of $200.0 million of term loans and a $25.0 million revolving line of credit. The term loans consist of three facilities of $75.0 million, $30.0 million, and $95.0 million maturing over 5, 6, and 7 years, respectively. The revolving line of credit matures on December 15, 2004. The $75.0 million term loan and the revolving line of credit accrue interest at the Base Rate, as defined, of 8.5% plus 2.25% (10.75% at December 31, 1999). The $30.0 million and $95.0 million term loans accrue interest at the Base Rate plus 2.75% (11.25% at December 31, 1999) and Base Rate plus 3.25% (11.75% at December 31, 1999), respectively. At December 31, 1999, the Company did not have any outstanding indebtedness under the revolving line of credit and approximately $200.0 million was outstanding under the term loans.

         Covenants under the Credit Facility, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) limit the Company from making certain investments; (v) limit sales of assets; (vi) require maintenance of certain appraised market collateral values, (vii) limit transactions with affiliates and changes in business; and (viii) limit mergers and consolidations.

         Based upon current circumstances the Company will not be in compliance at March 31, 2000 with certain of the covenants contained in the Credit Facility and on April 13, 2000, entered into amendment No. 1 to the Credit Facility which waived the Company's non-compliance at March 31, 2000 and Modified the covenants (see Note 25).

         In March 1996, the Company issued United States Government Ship Financing Bonds (the Original Bonds) under Title XI of the Merchant Marine Act, 1936 (Title XI), as amended, bearing interest at 7.54%. On September 30, 1998, the Company redeemed approximately $129.9 million of the bonds at face value plus accrued interest pursuant to the special redemption feature under the bond indenture. The Company issued new United States Government Guaranteed Ship Financing Bonds (the Reissued Bonds) under Title XI bearing interest at 6.50%. The proceeds of the Title XI debt were used for the construction of the Lightship Tankers.

         On February 14, 1999, and on June 18, 1999, the Company issued Title XI bonds (the Tack-on Bonds) of approximately $2.1 million and $3.3 million, respectively, in connection with the construction of the Lightship Tankers. The Original Bonds, Reissued Bonds, and Tack-on Bonds are collectively referred to as the Title XI Bonds. The full faith and credit of the United States Government is pledged as a guarantee to the payment of all principal and interest on the Title XI Bonds. The Title XI Bonds are subject to semi-annual redemption at par, plus accrued interest through mandatory sinking funds, calculated to retire approximately 96% of the Bonds prior to maturity through 49 increasing principal payments with balloon payments at maturity.

         On each mandatory sinking fund redemption date, the Company, at its option, will have the noncumulative right to redeem without premium an additional principal amount of the Title XI Bonds up to the amount of such bonds redeemed on such date. Title XI Bonds optionally redeemed without premium by the Company may be credited against mandatory sinking fund payments.

         The Original Bonds may be redeemed at any time following June 14, 1999, in whole, but not in part, at the Company's option at a premium equivalent to 107%, if on or prior to December 14, 1999 and, thereafter, at prices declining semiannually to par through June 14, 2009, plus accrued interest, upon at least 30 but not exceeding 60 days prior to the holders, provided that no such redemption may be made through refunding at an effective interest cost of less than the interest rate thereon.

         The Reissued Bonds may be redeemed at any time following June 14, 1999, in whole, or in part, at the Company's option at a redemption price equal to 100% of the principal amount plus accrued interest and the make whole premium, as defined, upon at least 30 but not exceeding 60 days prior to the holders, provided that no such redemption may be made prior to June 14, 2008 through refunding at an effective cost of less than the interest rate thereon. However, the Reissued Bonds are redeemable at face value plus accrued interest under certain circumstances.

         The Tack-on Bonds may be redeemed at any time following their issuance, in whole, or in part, a the Company's option at a redemption price equal to 100% of the principal amount plus accrued interest and the make whole premium, as defined.

         Covenants under the Title Bond agreements contain financial tests which if not met, among other things, (1) restrict the withdrawal of capital; (2) restrict certain payments, including dividends, increases in employee compensation and payments of other indebtedness; (3) limit the incurrence of additional indebtedness; and (4) prohibit the Company from making certain investments or acquiring additional fixed assets. Certain vessels and all contract rights thereof have been secured as collateral in consideration of the United States Government guarantee of the Title XI Bonds.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operation of the Lightship Tanker Vessels, as defined by the Title Bond agreement.

         Cash held in the Title XI reserve fund is invested by the trustee of the fund and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required.

         Other Title XI debt of approximately $31.2 million is collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semiannual principal and interest payments through June 1, 2021. Under the terms of the Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants.

          On February 17, 1999, the Company issued a promissory note of approximately $14.2 million for the acquisition of vessels. The note bears interest at 8.49%. Monthly principal and interest payments are due through February 2009.

         On December 30, 1999, the Company issued a promissory note of approximately $8.6 million for the acquisition of an additional interest in a subsidiary. The note bears interest at 8.5%. Semi-annual interest and increasing principal payments are due through December 2003.

         Other notes payable bear interest at rates ranging from 7.92% to 10% and mature at various dates through November 2011. The notes are collateralized by certain vessels.

         At December 31, 1999, the Company had letters of credit outstanding in the amount of approximately $2.9 million which expire on various dates through December 2002. At December 31, 1999, restricted cash on the accompanying balance sheet includes $3.1 million as collateral for these letters of credit.

         The aggregate annual future payments due on the Senior Notes and other debt as of December 31, 1999 are as follows (in thousands):

         2000..............................................  $      17,775
         2001..............................................         20,129
         2002..............................................         24,704
         2003..............................................         35,962
         2004..............................................         38,077
         Thereafter........................................        441,897
                                                             -------------
                                                             $     578,544

8.       Capital Leases

         The Company owns certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments as of December 31, 1999 (in thousands):

         2000........................................................$   5,665
         2001........................................................    5,436
         2002........................................................    4,587
         2003........................................................    4,446
         2004........................................................    4,217
         Thereafter..................................................   28,970
                                                                     ---------
         Total minimum lease payments................................   53,321
         Less amount representing interest........................... (16,055)
                                                                     --------
         Present value of minimum lease payments (including current portion of $3,332).......................................$  37,266
                                                                     =========

9.       Company Obligated Mandatorily Redeemable Preferred Securities

         In June 1997, a private offering of 2,300,000 of 6 1/2% Trust Convertible Preferred Securities (the "Preferred Securities") was completed by Hvide Capital Trust, a 100%-owned subsidiary of the Predecessor Company.
Pursuant to the Plan, the Preferred Securities along with accrued and unpaid preferred distributions were exchanged for 200,000 shares of the Successor Company's Common Stock and 125,000 common stock purchase warrants (See Note 16). In accordance with SOP 90-7, the Company did not accrue prepetition distributions of approximately $2.1 million on the Preferred Securities after the Petition Date, as it was unlikely such amounts would be paid under the plan.

10.      Commitments and Contingencies

Commitments

         Subsequent to the Petition Date, the Company defaulted on its payment obligations under certain contracts providing for the construction of vessels. The shipyard has asserted claims for damages against the Company and included in other current liabilities at December 31, 1999 is approximately $7 million which represents management's estimate of the amount of these claims that will ultimately be paid.

         The Company leases its office facilities and certain vessels under operating lease agreements which expire at various dates through 2013. Rent expense was approximately $4.7 million, $5.9 million and $5.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

         Aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

         2000...............................................   $      4,426
         2001...............................................          4,446
         2002...............................................          3,554
         2003...............................................          2,610
         2004...............................................          2,669
                                                               ------------
                                                               $     17,705

Contingencies

         In 1990, the Company withheld approximately $2.4 million from a shipyard relating to delays and other problems encountered in the construction of a vessel. In 1993, the shipyard filed a claim to recover approximately $6.1 million for additional construction costs allegedly due the shipyard. In December 1998, all claims were dismissed with prejudice in consideration of the Company's agreement to pay the shipyard $4.75 million of the additional construction costs previously claimed. Included in charter hire and other liabilities on the accompanying December 31, 1998 balance sheet is $3.75 million due the shipyard in 1999, representing the Company's remaining payments under the settlement agreement. The remaining amounts were paid in 1999.

         Under United States law, "United States persons" are prohibited from performing contracts in support of an industrial, commercial, public utility or governmental project in the Republic of Sudan, or facilitating such activities. During 1999, two vessels owned by subsidiaries of the Company performed services for third parties in support of energy exploration activities in Sudan; one of these vessels continued to perform such services until January 31, 2000. The Company has reported these activities to the Office of Foreign Assets Control of the United States Department of the Treasury and to the Bureau of Export Administration of the United States Department of Commerce. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil and/or criminal penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of any such penalties.

         The Company has been named in Marine Towing of Tampa, Inc. v. Hvide Marine Towing, pursuant to which the plaintiff seeks unspecified treble damages from the Company as a result of alleged violations of federal and state antitrust laws. The plaintiff, has been a competitor of the Company in the harbor towing business in the port of Tampa, Florida since October 1999 and alleges that the unlawful monopoly in providing tug services in Tampa Bay and has unlawfully used its monopoly power and engaged in a conspiracy in restraint of trade to restrain others, including the plaintiff, from operating in the port and to maintain prices at artificially high levels. The specific acts of which the plaintiff complains include the non-exclusive franchise granted by the Tampa Port Authority to the Company, the Company's reduction of its rates and on-year exclusive-provider agreements with customers, and the Company's alleged unlawful conduct, that the plaintiff has not been restrained from competing in the market, and that the suit has no merit. The Company is unable to predict the ultimate outcome of this matter.

         On March 31, 2000, the Company was named in J. Erik Hvide and Betsy Hvide v. Hvide Marine Incorporated, pursuant to which the Company's former chief executive officer and his wife allege that the Company has breached an agreement to provide Mr. Hvide with severance benefits valued at approximately $1.0 million. In addition, Mr. and Mrs. Hvide allege that the Company's conduct, in obtaining the return of certain of the Company's property from Mr. Hvide and in discontinuing the payment of life insurance premiums, constituted an intentional course of conduct calculated to cause them severe emotional distress and public humiliation for which they seek unspecified punitive damages. The Company believes that it never reached any agreement with Mr. Hvide concerning compensation relating to his severance, that it engaged in no conduct intended to cause harm to Mr. or Mrs. Hvide, and that the suit has no merit. The Company is unable to predict the ultimate outcome of this matter.

11.      Acquisitions

         In February 1998, the Company acquired a fleet of 37 offshore energy support vessels, operating primarily offshore West Africa and Southeast Asia, which now operate as Seabulk Offshore Operators, Inc. ("SOOP"), for a cash purchase price of approximately $291.7 million. The acquisition was accounted for under the purchase method and resulted in costs in excess of net assets acquired of approximately $61.4 million.

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

         In October 1997, the Company acquired 100% of the outstanding common stock of Bay Transportation Corporation ("Bay") for $36.5 million in cash and the assumption of approximately $20.6 million of debt. The purchase agreement provided for additional consideration based on specified changes in the working capital of Bay, which resulted in the payment of approximately $500,000 in January 1998. The acquisition was accounted for under the purchase method and resulted in goodwill of approximately $17.4 million.

         The Company's unaudited pro-forma information, assuming that the acquisition of SOOP, SOII and Bay had occurred on January 1, 1997, is summarized as follows (in thousands, except per share amounts):

                                                         Year Ended December 31,
                                                       -------------------------
                                                            1997          1998
                                                       -------------  ----------

   Revenues............................................ $    292,248  $  409,494
   Income before extraordinary item....................       21,032      22,549
   Net income..........................................       18,900      21,815
   Diluted earnings per common share, before
     extraordinary item................................         1.37        1.40
   Diluted earnings per common share...................         1.24        1.36

         This pro-forma information does not purport to be indicative of the results which might have been obtained had the acquisitions been consummated at the date assumed.

         In March 1998, the Company acquired seven harbor tugs, two petroleum product carriers, and a topside repair facility for a cash purchase price of $31.9 million. The fair value of net assets acquired approximated the purchase price paid by the Company.

         In 1998, the Company also acquired 3 vessels under various asset purchase agreements for an aggregate cash consideration of approximately $8.9 million and completed the construction of 10 vessels at a total cost of $56.0 million.

         On December 30, 1999, the Successor Company exercised its option to purchase an additional 25% equity interest in the Lightship Tankers and paid cash of $1 million and issued a note for $8,6 million. The Successor Company has an option to purchase the remaining 24.2% equity interest for $9.0 million plus interest through December 31, 2000. The Successor Company has not yet determined whether or to what extent it will exercise the option.

         The operations of the acquired three vessels and businesses are included in the accompanying consolidated statements of operations for periods subsequent to their acquisition dates.

12.      Loss on Disposal of Assets

         Loss on disposal of assets on the accompanying consolidated statement of operations includes losses on the vessels sold and the forfeiture of deposits and progress payments on and the settlement of cancelled shipbuilding contracts. During 1999, the Predecessor Company sold ten vessels for net cash proceeds of approximately $32.9 million. The proceeds were primarily used to repay amounts outstanding under the Predecessor Company Credit Facility.

13.      Stock Option Plans

         In August 1996, the Predecessor Company adopted an Equity Ownership Plan (the "EOP"), which provided for the issuance of a maximum of 2,000,000 shares of the Predecessor Company's Class A Common Stock. Under the terms of the EOP, options were generally granted to employees at exercise prices not less than the fair market value of the underlying common stock at the date of grant. Option terms ranged from 5 to 10 years.

         The Stock Option Plan for Directors provided for the issuance of a maximum of 70,000 shares of the Predecessor Company's Class A common stock to directors of the Predecessor Company. The exercise price for all options was equal to the fair market value of the underlying common stock at the date of grant and the term of these options was 10 years.

         On the Effective Date, all rights and awards granted under the EOP and Stock Option Plan for Directors were cancelled. The holders of common stock issuable but not earned or vested under these plans received a pro rata share of 125,000 Class A warrants issued by the Successor Company (See Note 16).

         On the Effective Date, the Successor Company approved a new stock option plan, which provides certain key employees of the Successor Company the right to acquire shares of common stock. Pursuant to the plan, 500,000 shares of the Successor Company's common stock are reserved for issuance to the participants in the form of nonqualified stock options. Options may be granted at exercise prices not less than 100% of the fair market value of the underlying common stock on the date of the grant. The vesting and other terms of the stock options granted under the plan will be determined by the compensation committee of the Board of Directors ("the Compensation Committee"). The options expire no later than seven years from the date of the grant.

         Pursuant to the Successor plan, options to purchase 200,000 shares of the Successor Company's common stock were granted to certain senior employees on the Effective Date. Half of these options vested automatically on the Effective Date and the remaining option vest 91 days thereafter. On March 31, 2000, the Compensation Committee approved the exercise price of these option at $12.47 per share.

     The following table of data is presented in connection with the stock option plans for both the Predecessor and Successor Company:

                                                                                                                     Successor
                                                                 Predecessor Company                                  Company
                                                                                              January 1 to          December 16 to
                                                                                              December 15,           December 31,
                                                  1997                     1998                  1999                  1999
                                          ----------------------  --------------------- ----------------------- -------------------
                                                       Weighted               Weighted               Weighted              Weighted
                                            Number      average     Number     average    Number      average     Number    average
                                              of       exercise       of      exercise      of       exercise       of     exercise
                                            options      price      options     price     options      price      options    price
                                            -------      -----      -------               -------      -----      -------    -----
Options outstanding at
     beginning of period...........          806,000  $   12.00      894,025  $    14.83    987,675   $  12.60      --      $    --
 Granted...........................          150,950      28.96      221,350     13.61     379,441       6.06     200,000    12.47
 Exercised.........................         (53,425)      12.00        (100)     12.00          --         --          --      --
 Cancelled.........................          (9,500)      14.73    (127,600)     29.35 (1,367,116)      10.78          --      --
Options outstanding at
      end of period................          894,025      14.83      987,675     12.60       --            --     200,000    12.47

Options exercisable at end of period          99,325     12.00       228,325    12.73        --          --       100,000      --
Options available for future grants at end
 of period.........................          113,050         --      891,700        --          --         --     300,000      --

         The weighted average fair value of options granted under the Predecessor Company's stock option plans during 1997, 1998 and the period from January 1, 1999 through December 15, 1999, based on the Black-Scholes option valuation model, were $18.38, $7.98 and $5.72, respectively. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Predecessor Company's net income would have increased to the pro forma amounts for each year as indicated below (in thousands, except per share amounts):

                                                                                                             January 1 to
                                                                            1997          1998             December 15, 1999
                                                                         --------  -----------          -----------------
         Net income (loss):
                As reported............................................  $    25,523  $    21,748          $   (248,355)
                Pro-forma..............................................       24,334       20,261              (250,395)

         Earnings per share--assuming dilution:
                As reported............................................         1.63         1.35                (16.02)
                Pro-forma..............................................         1.56         1.27                (16.15)


                  The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 1997, 1998 and the period from January 1, 1999 through December 15, 1999:

                                                                                                             January 1 to
                                                                            1997          1998             December 15, 1999
                                                                         -----------  -----------        -------------------
         Dividend yield................................................         0.0%         0.0%                   0.0%
         Expected volatility factor....................................       0.62         0.68                   1.39
         Approximate risk-free interest rate...........................         6.5%         4.5%                   6.5%
         Expected life (in years)......................................          6            6                      6

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

14.      Employee Benefit and Stock Plans

         The  Company   sponsors  a  retirement  plan  and  trust  (the  "Plan")
established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. For 1997, 1998 and 1999 the Company contributed approximately $1.5 million, $2.7 million and $1.9 million, respectively, to the Plan.

         The 1996 Stock Purchase Plan (the "1996 Plan") provided for the sale of a maximum of 500,000 shares of the Predecessor Company's Class A common stock to employees of the Company at a price equal to 85% of the market value of the Predecessor Company's common stock at the beginning or end of each purchase period, whichever was lower. Participants under the 1996 Plan received 21,639, 112,319 and 79,678 shares of Predecessor Company's common stock for 1997, 1998, and 1999, respectively.

         The Key Employee Stock Compensation Plan provided for the issuance of a maximum of 65,000 shares of the Predecessor Company's Class A common stock to key employees. Key employees could elect to receive up to 50% of their annual incentive compensation denominated in shares of the Predecessor Company's common stock at the fair value of the shares at the date of issuance. No shares of common stock were issued under the Key Employee Stock Compensation Plan.

         The Board of Directors Stock Compensation Plan was approved in 1997 and provided for the issuance of a maximum of 90,000 shares of the Predecessor Company's common stock to non-employee directors. Each eligible director could elect to convert all or a portion their fees for attendance at Board and committee meetings into shares of the Predecessor Company's common stock at a 20% discount from the fair value of the shares at the date of issuance. Shares issued pursuant to the plan were 14,374 and 55,048 in 1998 and 1999, respectively.

         On the Effective Date, all rights and awards granted under the 1996 Stock Purchase Plan, the Key Employee Stock Compensation Plan and the Board of Directors Stock Compensation Plan were cancelled. The holders of common stock issuable but not earned or vested under these plans received a pro rata share of 125,000 Class A warrants issued by the Successor Company (See Note 16).

15.      Income Taxes

         The United States and foreign components of income (loss) before income taxes and extraordinary item are as follows (in thousands):

                                                                                                              Successor
                                                               Predecessor Company                            Company
                                                                                         Period from         Period from
                                                             Year Ended                 January 1 to       December 16 to
                                                             December 31,               December 15,        December 31,
                                                 ----------------------------------     -------------       ------------
                                                         1997            1998              1999                 1999
                                                   --------------  ---------------    ---------------     ---------------
United States................................      $    39,013     $      (2,525)     $    (314,447)      $         (855)
Foreign......................................            5,592             39,364          (232,555)                (710)
                                                   -----------     --------------     --------------      ---------------
     Total...................................      $    44,605     $       36,839     $    (547,002)      $       (1,565)
                                                   ===========     ==============     ==============      ===============

         The components of the provision for income tax expense (benefit) are as follows (in thousands):

                                                                                                              Successor
                                                       Predecessor Company                                    Company
                                                                                         Period from         Period from
                                                             Year Ended                 January 1 to       December 16 to
                                                             December 31,               December 15,        December 31,
                                                 ----------------------------------     -------------       ------------
                                                         1997           1998                1999                1999
                                                   -------------   ---------------    -----------------   ----------
Current:
    Federal..................................      $      3,803    $           --     $         (2,234)   $            --
    Foreign..................................                --             3,300                 2,234                --
                                                   ------------    --------------     -----------------   ---------------
         Total current.......................             3,803             3,300                    --                --
                                                   ------------    --------------     -----------------   ---------------

Deferred ....................................            13,147            10,189             (32,004)           --
                                                   ------------    --------------     -----------------   ---------------
    Total income tax expense (benefit).......      $     16,950    $       13,489     $        (32,004)   $            --
                                                   ============    ==============     =================   ===============

         Income taxes paid were approximately $4.3 million and $3.6 million for the years ended December 31, 1997 and 1998, respectively. No income taxes were paid in 1999.

         A reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:
Successor

                                                                   Predecessor Company                        Company
                                                                                         Period from         Period from
                                                             Year Ended                 January 1 to       December 16 to
                                                             December 31,               December 15,        December 31,
                                                 ----------------------------------     -------------       ------------
                                                         1997           1998               1999                 1999
                                                   -------------   ---------------    ---------------      ---------
Income tax expense computed at the federal
     statutory rate...............................          35%              35%               (35)%               (35)%
State income taxes................................            3                1                 (1)                 (1)
Permanent reorganization items....................           --               --                   2                  --
Reduction of tax attributes.......................           --               --                  20                  --
Valuation allowance...............................           --               --                   8                  36
Other.............................................           --                1                  --                  --
                                                     ----------    -------------      --------------      --------------
                                                            38%              37%                (6)%                   0%
                                                     ==========   ==============      ==============      ===============

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                          Predecessor  Successor
                                                            Company     Company
                                                               December 31,
                                                             1998           1999
                                                         -----------     -------
Deferred income tax assets:
   Allowances for doubtful accounts .................    $     786     $   1,978
   Goodwill..........................................           --        22,752
   Property differences..............................           --        12,804
   Accrued compensation..............................        1,883           840
   Foreign tax credit carryforwards..................        4,683         5,448
   Alternative minimum tax credit carryforwards......        6,141            --
   Net operating loss carryforwards..................       26,903            --
   Other.............................................           --         4,007
                                                         ---------     ---------
     Total deferred income tax assets................       40,396        47,829
     Less:  valuation allowance......................           --        43,252
                                                         ---------     ---------
     Net deferred income tax assets..................       40,396         4,577

Deferred income tax liabilities:
   Property differences..............................       70,480            --
   Deferred drydocking costs.........................        1,172         2,569
   Other ............................................          748         2,008
                                                         ---------     ---------
     Total deferred income tax liabilities...........       72,400         4,577
                                                         ---------     ---------
Net deferred income tax liabilities..................    $(32,004)     $      --
                                                         =========     =========

         The Company has available approximately $5.4 million in foreign tax credits, expiring in years 2002 through 2004, that are available to offset future federal tax liabilities.

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $43.2 million is necessary at December 31, 1999 to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. In the event that the Company recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the date the reorganization became effective, such tax benefit will be reported as a direct addition to contributed capital.

         For financial reporting purposes, the Company reported a gain of $266.6 million resulting from the extinguishment of indebtedness that occurred from the bankruptcy discharge on the Effective Date. Pursuant to Section 108 of the Internal Revenue Code, this gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's net operating loss and alternative minimum tax credit carryforwards in the amount of $245.8 million and $2.0 million respectively, were eliminated and the tax basis in the Company's assets was reduced by $14.8 million.

         As of December 31, 1999, the Company has a tax basis in its assets in excess of its basis for financial reporting purposes that will generate tax deductions in future periods. As a result of a "change in ownership" under the Internal Revenue Code Section 382, the Company's ability to utilize
depreciation,   amortization  and  other  tax  attributes  will  be  limited  to approximately $9.5 million per year for the five subsequent years. This limitation is applied to all net built-in losses which exist on the "change of ownership" date (the Effective Date), including all items giving rise to a deferred tax asset.

16.      Stockholder's Equity

         Pursuant to the Plan, prior to the effective date, shares of the Predecessor Company's Class B common stock were converted to Class A common stock. On the Effective Date, holders of Predecessor Company Class A common stock and holders of certain rights to obtain common stock under the Predecessor Company's compensation plans were issued 125,000 warrants to purchase Class A common stock of the Successor Company on a pro rata basis. The warrants have a four-year term and an exercise price of $38.49 per share. On the Effective Date, all classes of the Successor Company's equity securities were cancelled.

         Pursuant to the articles of incorporation of the Successor, there are 20 million shares of common stock authorized for issuance, of which 10 million were granted at the Effective Date in exchange for Predecessor Company liabilities as discussed in Note 3. The Predecessor Company's Class A common shares were issued on January 21, 2000.

         At the Effective Date, holders of the Predecessor Company's Preferred Securities, discussed in Note 9, received $0.2 million shares of Successor Company Class A common stock and 125,000 common stock purchase warrants. The warrants have a four-year term and an exercise price of $38.49 per share.

         At the Effective Date, the holders of the Predecessor Company's Senior Notes, discussed in Note 7, received 9.8 million shares of Successor Company Class A common stock.

         As discussed in Note 7, the holders of Senior Secured Notes received 536,193 common stock purchase warrants. The warrants have a six and one-half year term and a exercise price of $0.01 per warrant. As determined by the Company's Management, the fair value of the warrants was approximately $8.9 million and was recorded as a component of additional paid in capital of the Succesor.

         All of the Predecessor Company's outstanding warrants contain customary anti-dilution provisions for issuances of common stock, splits, combinations and certain other events, as defined. In addition, the outstanding warrants have certain registration rights, as defined.

         In connection with the issuance of the Senior Secured Notes, the Successor Company issued 187,668 Class A Warrants to purchase common stock to an investment advisor. The warrants have a six and one-half year term and an exercise price of $0.01. As determined by the Company's management, the fair value of the warrants was approximately $3.5 million and was recorded as financing costs.

         The Successor Company is authorized to issue 5 million shares of preferred stock, $0.01 par value per share. The company has no present plans to issue such shares.

         At December 31, 1999, 1,473,861 shares of Common Stock were reserved for issuance, under the Successor Company's 1999 Stock Option Plan and outstanding warrants.

17.      Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share before extraordinary item (in thousands, except per share amounts).

                                                                                                        Successor
                                                                       Predecessor Company               Company
                                                                                     Period from       Period from
                                                                  Year Ended        January 1 to     December 16 to
                                                                 December 31,       December 15,     December 31,
                                                          ------------------------  ------------  ---------------
                                                              1997         1998          1999             1999
                                                          -----------  -----------  -------------- ---------------
Numerator:
Numerator for basic earnings per share--income
     (loss) before extraordinary item available to common
     shareholders......................................   $    27,655  $    23,350  $   (514,998)  $        (1,565)

Effect of dilutive securities:
Payments on convertible preferred securities...........         2,369        4,635             --                --
                                                          -----------  -----------  -------------  ----------------
Numerator for diluted earnings per share--income
     (loss) available to common shareholders after
     assumed  conversions..............................   $    30,024  $    27,985  $   (514,998)  $        (1,565)
                                                          ===========  ===========  =============  ================

Denominator:
Denominator for basic earnings per share--
     weighted average shares...........................        14,785       15,324         15,503            10,000

Effect of dilutive securities:
Convertible preferred securities.......................         2,067        4,035             --                --
Deferred compensation(a)...............................            --           14             --                --
Stock options..........................................           268           78             --                --
                                                          -----------  -----------  -------------  ----------------
Dilutive potential common shares.......................         2,335        4,127             --                --
                                                          -----------  -----------  -------------  ----------------
Denominator for diluted earnings per share--
     adjusted weighted average shares and assumed
     conversions.......................................        17,120       19,451         15,503            10,000
                                                          ===========  ===========  =============  ================
Earnings (loss) per share before extraordinary item....   $      1.87  $      1.52  $     (33.22)  $         (0.16)
                                                          ===========  ===========  =============  ================
Earnings (loss) per share before extraordinary item--
     assuming dilution.................................   $      1.75  $      1.43  $     (33.22)  $         (0.16)
                                                          ===========  ===========  =============  ================


(a) Includes shares contingently issuable pursuant to the Key Employee Stock Plan (see Note 11).

18.      Business Risks

         Risks and Uncertainties. The Company's operating results and financial condition may vary in the future depending on a number of factors. The following factors may impact the Company's business, results of operations and financial condition.

         Significant Customers. The Company derived revenues from one customer, Oceanografia, S.A., representing approximately 13% of total offshore and harbor towing revenue for the year ended December 31, 1999. The Company derived revenues from one customer, Oceanografia, S.A., representing approximately 16% of total offshore and harbor towing revenue for the year ended December 31, 1998. The Company derived revenues from two customers, CITGO and Equiva Trading Co., each representing approximately 15% and 12% respectively of total marine transportation services revenue for the year ended December 31, 1999. The Company derived revenues from three customers, Amoco, Koch Refining and Phillips, each representing 10-11% of total marine transportation services revenue for the year ended December 31, 1997. There were no customers from which the Company derived more than 10% of its total revenue for the year ended December 31, 1999.

         Dependence on Oil and Gas Industry. The Company's current business and operations are substantially dependent upon conditions in the oil and gas industry, particularly the expenditures by oil and gas companies for offshore exploration and production activities. To the extent that oil and natural gas prices decline or remain at present levels for an extended period of time, the Company's business could be adversely affected due to a reduction in or absence of an increase in expenditures for offshore exploration and production.

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

         Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consists principally of cash and cash equivalents in banks, restricted cash, trade accounts receivable and insurance claims receivable. The credit risk associated with cash and cash equivalents and restricted cash in banks is considered low due to their credit quality. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance pools in which the Company participates.

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

         Unions and Collective Bargaining Agreements. At December 31, 1999, approximately 10% of the Company's employees were members of national maritime labor unions, or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company's operating results.

19.      Segment and Geographic Data

         The Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company organizes its business principally into three segments. The accounting policies of the reportable segments are the same as those described in Note 4. The Company does not have significant intersegment transactions.

         These segments and their respective operations are as follows:

         Offshore Energy Support - Offshore energy support includes vessels, operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas productions platforms.

         Harbor and Offshore Towing - Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate and to vessels at sea to the extent required by environmental regulations, casualty or other emergency.

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

         Revenues by segment and geographic area consist only of services provided to external customers, as reported in the Statements of Operations. Income from operations by geographic area represents net revenues less applicable costs and expenses related to those revenues. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature. Identifiable assets represent those assets used in the operations of each segment or geographic area and unallocated assets include corporate assets and intercompany eliminations.

         The  following  schedule  presents   information  about  the  Company's
operations in these segments (in thousands):

                                                                                                                    Successor
                                                                     Predecessor Company                             Company
                                                                                              Period from          Period from
                                                              Year Ended                      January 1 to       December 16 to
                                                             December 31,                      December 15         December 31
                                                      1997                  1998                  1999                  1999
Revenues

    Offshore energy support.................     $       111,385       $       242,655       $       144,702    $         5,610
    Offshore and harbor towing..............              20,424                46,368                41,431              1,528
    Marine transportation services..........              78,448               115,770               142,618              6,341
                                                 ---------------       ---------------       ---------------    ---------------
Consolidated revenue........................     $       210,257       $       404,793       $       328,751    $        13,479
                                                 ===============       ===============       ===============    ===============

Operating expenses

    Offshore energy support.................     $        43,697       $       114,369       $        95,811    $         4,168
    Offshore and harbor towing..............              11,798                21,558                19,949                745
    Marine transportation services..........              49,438                77,674                96,993              3,134
                                                 ---------------       ---------------       ---------------    ---------------
Consolidated operating expenses.............     $       104,933       $       213,601       $       212,753    $         8,047
                                                 ===============       ===============       ===============    ===============

Selling, general and administrative

   expenses

    Offshore energy support.................     $         5,866       $        14,707       $        19,684    $           635
    Offshore and harbor towing..............               2,361                 5,528                 5,385                239
    Marine transportation services..........               5,739                 8,269                 7,416                199
    General corporate.......................              10,825                14,675                15,329                570
                                                 ---------------       ---------------       ---------------    ---------------
Consolidated selling, general and

   administrative expenses..................     $        24,791       $        43,179       $        47,814    $         1,643
                                                 ===============       ===============       ===============    ===============

Depreciation, amortization and drydocking

    Offshore energy support.................     $        10,949       $        41,547       $        49,893    $         1,236
    Offshore and harbor towing..............               1,645                 4,750                 4,991                150
    Marine transportation services..........              12,181                16,876                22,855                623
    General corporate.......................                 425                 1,071                 1,671                 60
                                                 ---------------       ---------------       ---------------    ---------------
Consolidated depreciation, amortization and

    drydocking..............................     $        25,200       $        64,244       $        79,410    $         2,069
                                                 ===============       ===============       ===============    ===============

Income (loss) from operations

    Offshore energy support.................     $        50,873       $        72,032       $      (20,686)    $         (429)
    Offshore and harbor towing..............               4,620                14,532                11,106                394
    Marine transportation services..........              11,090                12,951                15,354              2,385
    General corporate.......................            (11,250)              (15,746)              (17,000)              (630)
                                                 ---------------       ---------------       ---------------    ---------------
Consolidated income (loss) from operations..     $        55,333       $        83,769       $      (11,226)    $         1,720
                                                 ===============       ===============       ===============    ===============


                                                                 Consolidated Balance Sheet
                                                                     as of December 31,
                                                ------------------------------------------------------------
                                                      1997                     1998                1999
                                                ----------------      -----------------      ---------------
                                                                                             <C?

Identifiable assets

    Offshore energy support.................     $       237,131       $       653,687       $       386,444
    Offshore and harbor towing..............             101,547               116,381                81,364
    Marine transportation services..........             298,707               579,580               325,936
Unallocated.................................            (33,602)                 5,619                36,996
                                                 ---------------       ---------------       ---------------
Total  .....................................     $       603,783       $     1,355,267       $       830,740
                                                 ===============       ===============       ===============


Capital expenditures

    Offshore energy support.................     $       207,207       $       304,387       $        10,649
    Offshore and harbor towing..............              47,003                27,525                   838
    Marine transportation services..........               7,513               179,251                 2,083
    Unallocated.............................              37,404                50,057                   138
                                                 ---------------       ---------------       ---------------
Total ......................................     $       299,127       $       561,220       $        13,708
                                                 ===============       ===============       ===============

         The Company is engaged in providing marine support and transportation services in the United States and foreign locations. The Company's foreign operations are conducted on a worldwide basis, primarily in the Arabian Gulf, West Africa, Southeast Asia and Mexico, with assets that are highly mobile. These operations are subject to risks inherent in operating in such locations.

         The vessels generating revenues from offshore and marine transportation services move regularly and routinely from one country to another, sometimes in different continents depending on the charter party. Because of this asset mobility, revenues and long-lived assets attributable to the Company's foreign operations in any one country are not material, as defined in SFAS No. 131.

         The following table presents selected financial information pertaining to the Company's geographic operations for 1997, 1998 and 1999 (in thousands):

                                                                                                                  Successor
                                                                          Predecessor Company                     Company
                                                                                               Period from       Period from
                                                  Year Ended             Year Ended           January 1 to     December 16 to
                                                 December 31,           December 31,          December 15,      December 31,
                                                     1997                  1998                  1999                1999
                                                ---------------        -------------         -------------       --------
Revenues

    Domestic..............................      $       189,336        $     254,582         $     232,067     $       10,039
    Foreign...............................               20,921              150,211                96,684              3,440
                                                ---------------        -------------         -------------     --------------
Consolidated revenues.....................      $       210,257        $     404,793         $     328,751     $       13,479
                                                ===============        =============         =============     ==============

Income (loss) from operations
    Domestic..............................      $        57,782        $      56,184         $      23,252      $       2,877
    Foreign...............................                8,376               43,331              (17,478)              (527)
    Unallocated expenses..................             (10,825)             (15,746)              (17,000)              (630)
                                                ---------------        -------------         -------------     --------------
Consolidated income (loss)from operations       $        55,333        $      83,769         $     (11,226)    $        1,720
                                                ===============        =============         =============     ==============


                                                                Consolidated Balance Sheet
                                                                    as of December 31,
                                                -----------------------------------------------------------
                                                      1997                 1998                   1999
                                                ---------------        -------------         --------------
Identifiable assets

    Domestic..............................      $       454,688        $     836,915         $     546,235
    Foreign...............................              147,332              512,733               247,509
    Unallocated...........................                2,541                5,619                36,996
                                                ---------------        -------------         -------------
Consolidated identifiable assets..........              604,561        $   1,355,267         $     830,740
                                                ===============        =============         =============

20.      Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities. The carrying amounts reported in the balance sheets approximate fair value due to the current maturity of such instruments.

         Successor Company Senior Secured Notes and Term Loan. The carrying amounts reported in the December 31, 1999 balance sheet approximates fair value due to the recent issuance of such instruments.

         Senior Notes. The fair value of the Predecessor Company's Senior Notes was approximately $237.0 million at December 31, 1998 based upon quoted market rates. Pursuant to the Plan, the Senior Notes were converted to an equity interest in the Successor Company at the Effective Date.

         Revolving Credit and Term Loan Agreement. Amounts previously outstanding under the Credit Facility provided for interest at variable rates that are periodically adjusted to reflect changes in overall market rates and therefore approximated fair value.

         Title XI Debt. The fair value of the Lightship Tanker Title XI Bonds was approximately $213.8 million and $238.2 million at December 31, 1999 and 1998, respectively, compared to its carrying value of approximately $228.0 million and $225.0 million, respectively. The carrying value of other Title XI debt approximates fair value at December 31, 1999. The fair values were determined using a discounted cash flow analysis at estimated market rates as of December 31, 1999.

         Notes Payable and Capital Lease Obligations. The carrying amounts reported in the balance sheets approximate fair value using a discounted cash flow analysis at estimated market rates.

         Preferred Securities. The Preferred Securities were publicly traded. The fair value of the Preferred Securities was approximately $39.0 million at December 31, 1998, based upon quoted market rates. Pursuant to the Plan, the Preferred Securities were converted to an equity interest in the Successor Company at the Effective Date.

21.      Extraordinary Items

         In 1997, the Company repaid $126.7 million of its outstanding debt and amended its then existing credit facility. As a result, the Company recorded a loss on the early extinguishment of $2.1 million, net of an income tax benefit of $1.2 million.

         In February 1998, the Company repaid $268.0 million of its outstanding debt. As a result, the Company recorded a loss on the early extinguishment of approximately $0.7 million, net of an income tax benefit of $0.4 million.

         In 1999, the Predecessor Company was relieved of approximately $421.6 million of outstanding debt and related accrued interest in exchange for approximately $155 million in equity interests in the Successor Company in connection with the Plan. As a result, the Predecessor Company recorded a gain on the early extinguishment of debt of approximately $266.6 million.

22.      Supplemental Condensed Consolidating Financial Information

         The  Senior   Secured   Notes   described  in  Note  7  are  fully  and
unconditionally guaranteed on a joint and several basis by certain of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Secured Notes.

         The  following  is   summarized   condensed   consolidating   financial
information for the Company, segregating the Parent, the combined guarantors, the combined non-guarantor subsidiaries and eliminations.



                                                                Condensed Consolidating Balance Sheet
                                                                           (in thousands)
                                                                          December 31, 1999
                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Assets

Current assets.......................
 ...Cash and cash equivalents............. $     4,830  $        10,724   $         3,492    $          --    $       19,046
 ...Restricted cash.......................      15,027              190                --               --            15,217
 ...Accounts receivable:
 ...  Trade, net..........................       1,804           41,307             5,132            (688)            47,555
 ...  Insurance claims and other..........       1,866            5,178               516            (785)             6,775
Marine operating supplies................       (465)            6,291             4,806               --            10,632
 ...Prepaid expenses......................         933            2,593               487               --             4,013
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total current assets................      23,995           66,283            14,433          (1,473)           103,238

Property:
 ...Construction in progress..............          --            1,205               140               --              1345
 ...Vessel and improvements...............       9,292          384,702           304,985               --           698,979
 ...Furniture and equipment...............       5,822            5,186               635               --            11,643
 ...Less accumulated depreciation.........       (196)          (1,204)          (20,687)               --          (22,087)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...Net property..........................      14,918          389,889           285,073               --           689,880
Deferred costs (net).....................      14,962            6,069             8,433               --            29,464
Restricted investments...................          --               --             3,752               --             3,752
Due from affiliates......................     (82,320)         120,532           (34,734)          (3,478)
Goodwill, net............................          --               --                --               --                --
 ...  Other...............................     537,880          356,947            43,038        (933,459)             4,406
                                          -----------  ---------------   ---------------    -------------    --------------
 ...                                       $   509,435  $       940,112   $       319,603    $   (938,410)    $      830,740
                                          ===========  ===============   ===============    =============    ==============

Current liabilities:
 ...Accounts payable...................... $     1,383  $         8,565   $           947    $          --    $       10,895
 ...Current maturities of long term debt..      12,065            1,890             3,820                             17,775
 ...Current obligations under capital leases       555             2,777               --               --             3,332
 ...Accrued interest......................       2,418               --               684               --             3,102
 ...Accrued liabilities and other.........      18,685           17,214             3,063          (1,473)            37,489
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total current liabilities...........      35,106           30,446             8,514          (1,473)            72,593

 ...Long-term debt........................     214,212           27,410           224,147               --           465,769
 ...Obligations under capital leases......      13,662           20,272                --               --            33,934
 ...Senior notes..........................      76,709               --                --               --            76,709
 ...Deferred income taxes.................          --               --                --               --                --
 ...Other.................................       4,425            1,301               226                              5,952

Company-obligated mandatorily redeemable
 ...preferred securities of a subsidiary trust
 ...holding solely debentures issued by the
 ...Company...............................          --               --                 --              --                 --

Minority interest........................          --              (1)                --           10,458            10,457

Commitments and contingencies............          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------

Stockholders' equity.....................          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------

Common stock.............................         100               --                --               --               100
Additional paid in capital...............     166,786          633,985            11,143        (645,123)           166,791
Retained earnings (accumulated deficit)..     (1,565)          226,308            75,964        (302,272)           (1,565)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...    Total stockholders' equity........     165,321          860,293            87,107        (947,395)           165,326
                                          -----------  ---------------   ---------------    -------------    --------------
 ...                                       $   509,435  $       939,721   $       319,994    $   (938,410)    $      830,740
                                          ===========  ===============   ===============    =============    ==============


                                                                Condensed Consolidating Balance Sheet
                                                                           (in thousands)
                                                                          December 31, 1998

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Assets

Current assets.......................
 ...Cash and cash equivalents............. $     1,401  $         7,101   $         1,604    $          --    $       10,106
 ...Restricted cash.......................          --               --                --               --                --
 ...Accounts receivable:
 ...  Trade, net..........................       5,337           62,973             1,810            (672)            69,448
 ...  Insurance claims and other..........       4,874            7,015               401               --            12,290
 ...Marine operating supplies.............       2,707           13,704             2,864            (277)            18,998
 ...Prepaid expenses......................       1,373            2,852               398               --             4,623
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total current assets................      15,692           93,645             7,077            (949)           115,465

Property:
 ...Construction in progress..............      14,573           24,716            76,601              166           116,056
 ...Vessel and improvements...............     116,256          710,114           219,358          (3,011)         1,042,717
 ...Furniture and equipment...............       6,833            9,597               898               --            17,328
 ...Less accumulated depreciation.........    (23,974)         (58,839)          (12,655)               --          (95,468)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...Net property..........................     113,688          685,588           284,202          (2,845)         1,080,633
Deferred costs (net).....................      15,642           15,704             7,711            (286)            38,771
Restricted investments...................          --               --            23,344               --            23,344
Due from affiliates......................     167,216        (117,420)          (50,230)              434                --
Goodwill, net............................         114           86,842                --            4,401            91,357
 ...  Other...............................     697,005          822,426            32,467      (1,546,201)             5,697
                                          -----------  ---------------   ---------------    -------------    --------------
 ...                                       $ 1,009,357  $     1,586,785   $       304,571    $ (1,545,446)    $    1,355,267
                                          ===========  ===============   ===============    =============    ==============

Current liabilities:
 ...Accounts payable...................... $     6,190  $        19,388   $         1,182    $          --    $       26,759
 ...Current maturities of long term debt..     261,106              859             2,376               --           264,341
 ...Current obligations under capital leases       630             2,361               --                --            2,991
 ...Accrued interest......................       9,688              175               690               --            10,553
 ...Accrued liabilities and other.........       5,166           17,426             5,753            (722)            27,623
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total current liabilities...........     282,780           40,209            10,000            (722)           332,267

 ...Long-term debt........................     136,355           15,766           222,597        (118,557)           256,161
 ...Obligations under capital leases......      14,186           22,797                --               --            36,983
 ...Senior notes..........................     300,000               --                --               --           300,000
 ...Deferred income taxes.................      25,649            7,072                --               --            32,721
 ...Other.................................       2,352            3,084               115               --             5,551

Preferred securities.....................          --          115,000                --               --           115,000

Minority interest........................          --                1                --           28,548            28,549

Commitments and contingencies............          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------

Stockholders' equity.....................          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
Common stock.............................          15               17                 3             (20)                15
Additional paid in capital...............     196,822          658,017            30,086        (688,103)           196,822
Retained earnings........................      51,198          724,822            41,770        (766,592)            51,198
                                          -----------  ---------------   ---------------    -------------    --------------
 ...    Total stockholders' equity........     248,035        1,382,856            71,859      (1,454,715)           248,035
                                          -----------  ---------------   ---------------    -------------    --------------
 ...                                       $ 1,009,357  $     1,586,785   $       304,571    $ (1,545,446)    $    1,355,267
                                          ===========  ===============   ===============    =============    ==============




                                                                Condensed Consolidating Income Sheet
                                                                           (in thousands)
                                                      For the Period of December 16, 1999 to December 31, 1999

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated

Revenues................................. $     2,118  $        10,516   $         3,203    $     (2,358)    $       13,479
Operating expenses:
 ...Crew payroll and benefits.............         876            2,598               681               --             4,155
 ...Charter hire and bond guarantee fee...          80            2,618                --          (2,144)               554
 ...Repair and maintenance................          70              594                55               --               719
 ...Insurance.............................          51              338               143               --               532
 ...Consumables...........................         217            1,228               224              (9)             1,660
 ...Rent and utilities....................          91              613             (110)            (167)               427
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total operating expenses............       1,385            7,989               993          (2,320)             8,047
Selling, general and administrative expenses:
 ...Salaries and benefits.................         239              522               109               --               870
 ...Office................................          83              125                12               --               220
 ...Professional fees.....................         203              (6)                14               --               211
 ...Other.................................         100              419                59            (236)               342
                                          -----------  ---------------   ---------------    -------------    --------------
 ...Total overhead expenses...............         625            1,060               194            (236)             1,643
 ...Depreciation, amortization and drydocking      222             1,445              402                --            2,069

Income (loss) from operations............       (114)               22             1,614              198             1,720

Other income (expense):
 ...Interest expense......................     (2,041)               --             (715)               --           (2,756)
 ...Interest income.......................          24                1                43               --                68
 ...Minority interest and equity earnings of
 ...  subsidiaries........................         565            1,645               582          (3,200)             (408)
 ...Loss on disposal of assets............          --               --                --               --                --
 ...  Other...............................           1                8                 0            (198)             (189)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...    Total other expense, net..........     (1,451)            1,654              (90)          (3,398)           (3,285)
 ...Income (loss) before reorganization items,
 ...income taxes and extraordinary item...     (1,565)            1,676             1,524          (3,200)           (1,565)
Reorganization items:
 ...Professional fees.....................          --               --                --               --                --
 ...Write down of goodwill and property...          --               --                --               --                --
 ...Other, net............................          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total reorganization items..........          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before income taxes and
 ...extraordinary item....................     (1,565)            1,676             1,524          (3,200)           (1,565)
Provision for (benefit from) income taxes         --               --                 --               --               --

Income (loss) before extraordinary item..     (1,565)            1,676             1,524          (3,200)           (1,565)
Gain (loss) on early extinguishment of debt,
 ...net of applicable income taxes........          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
Net income (loss)........................ $   (1,565)  $         1,676   $         1,524    $     (3,200)    $      (1,565)
                                          ===========  ===============   ===============    =============    ==============




                                                               Condensed Consolidating Statement of Operations
                                                                           (in thousands)
                                                       For the Period January 1, 1999 to December 15, 1999

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Revenues................................. $    48,598  $       279,355   $        60,999    $    (60,201)    $      328,751
Operating expenses:
 ...Crew payroll and benefits.............      17,405           59,386            14,799            (216)            91,374
 ...Charter hire and bond guarantee fee...       1,859           61,192                --         (47,260)            15,791
 ...Repairs and maintenance...............       2,263           22,796             1,182            (196)            26,045
 ...Insurance.............................       1,569            9,694             1,453               --            12,716
 ...Consumables...........................       4,063           29,556             5,381          (3,034)            35,966
 ...Rent and utilities....................       2,963           21,049            10,851          (4,002)            30,861
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total operating expenses............      30,122          203,673            33,666         (54,708)           212,753
Selling, general and administrative expenses:
 ...Salaries and benefits.................       5,836           12,212                --               --            18,048
 ...Office................................       2,569            3,598               396               --             6,563
 ...Professional fees.....................       6,753            2,482             1,212               --            10,447
 ...Other.................................       1,684           11,797             4,891          (5,616)            12,756
                                          -----------  ---------------   ---------------    -------------    --------------
 ...Total overhead expenses...............      16,842           30,089             6,499          (5,616)            47,814
 ...Depreciation, amortization and drydocking   12,105           57,793             9,524             (12)            79,410

Income (loss)  from operations...........    (10,471)         (12,200)            11,310              135          (11,226)

Other income (expense):
 ...Interest expense......................    (61,692)            (407)          (17,150)            8,034          (71,215)
 ...Interest income.......................       2,850            5,558               467          (8,034)               841
 ...Minority interest and equity earnings of
 ...  subsidiaries........................   (377,286)        (286,522)           (3,938)          665,150           (2,596)
 ...Loss on disposal of asset sales.......    (13,573)         (12,085)                --               --          (25,658)
 ...Other.................................       4,629         (15,332)             2,658            4,170           (3,875)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total other expense, net............   (445,072)        (308,788)          (17,963)          669,320         (102,503)
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before reorganization items,
 ...income taxes and extraordinary item...   (455,543)        (320,988)           (6,653)          669,455         (113,729)
Reorganization items:
 ...Professional fees.....................     (8,535)               --                --               --           (8,535)
 ...Write down of goodwill and property...    (79,868)        (332,999)           (2,730)          (4,401)         (419,998)
                                                                                                                          -
 ...Other.................................     (4,154)            (586)                --               --           (4,740)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total reorganization items..........    (92,557)        (333,585)           (2,730)          (4,401)         (433,273)
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before taxes and extraordinary
 ...item..................................   (548,100)        (654,573)           (9,383)          665,054         (547,002)
Provision for (benefit from) taxes.......    (32,004)               --                --               --          (32,004)
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before extraordinary item..   (516,096)        (654,573)           (9,383)          665,054         (514,998)
Gain (loss) on early extinguishment of debt  267,741           (1,098)               --                --          266,643

 ...Net income (loss)..................... $ (248,355)  $     (655,671)   $       (9,383)    $     665,054    $    (248,355)
                                          ===========  ===============   ===============    =============    ==============



                                                                Condensed Consolidating Statement of Operations
                                                                           (in thousands)
                                                                          Year ended December 31, 1998

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Revenues................................. $    69,616  $       452,263   $        16,822    $   (133,908)    $      404,793
Operating expenses:
 ...Crew payroll and benefits.............      21,507           68,744             3,851          (1,619)            92,483
 ...Charter hire and bond guarantee fee...       3,633           69,113                --         (53,067)            19,679
 ...Repair and maintenance................       3,888           15,376               543               --            19,807
 ...Insurance.............................       2,014           10,348               356               --            12,718
 ...Consumables...........................       5,994           36,846               687          (3,899)            39,628
 ...Rent and utilities....................       3,408           26,669               485          (1,275)            29,286
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total operating expenses............      40,444          227,095             5,922         (59,860)           213,601
Selling, general and administrative expenses:
 ...Salaries and benefits.................       9,344           10,232             1,486               --            21,062
 ...Office................................       2,013            3,574               240               --             5,827
 ...Professional fees.....................       2,868            1,831             2,264               --             6,963
 ...Other.................................       3,621            9,712             1,636          (5,642)             9,327
                                          -----------  ---------------   ---------------    -------------    --------------
 ...Total overhead expenses...............      17,846           25,349             5,626          (5,642)            43,179
 ...Depreciation, amortization and drydocking   13,690            47,056            3,498              --             64,244

Income (loss) from operations............     (2,364)          152,763             1,776         (68,406)            83,769

Other income (expense):
 ...Interest expense......................    (50,483)          (7,223)           (7,110)            9,839          (49,723)
 ...Interest income.......................       2,767               --             7,855          (9,839)             8,485
 ...Minority interest and equity earnings of
 ...  subsidiaries........................      81,513           75,147               582        (163,090)           (5,848)
 ...Loss on disposal of assets............          --               --                --               --                --
 ...Other.................................       4,538         (71,872)               277           67,213               156
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total other expense, net............      38,335           10,498               114         (95,877)          (46,930)
Income (loss) before reorganization items,
 ...income taxes and extraordinary item...      35,971          163,261             1,890        (164,283)            36,839
Provision for (benefit from) income taxes      13,489             --                 --               --             13,489
Income (loss) before extraordinary item..      22,482          163,261             1,890        (164,283)            23,350
Gain (loss) on early extinguishment of debt,
 ...net of applicable income taxes........       (734)               --             (868)               --           (1,602)
                                          -----------  ---------------   ---------------    -------------    --------------
Net income (loss)........................ $    21,748  $       163,261   $         1,022    $   (164,283)    $       21,748
                                          ===========  ===============   ===============    =============    ==============



                                                                Condensed Consolidating Statement of Operations
                                                                           (in thousands)
                                                                          Year ended December 31, 1997

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Revenues................................. $    52,280  $       219,735   $        10,329    $    (72,087)    $      210,257
Operating expenses:
 ...Crew payroll and benefits.............      15,866           31,103             2,741            (978)            48,732
 ...Charter hire and bond guarantee fee...       4,170           59,124                --         (52,746)            10,548
 ...Repairs and maintenance...............       2,380            7,390               392               --            10,162
 ...Insurance.............................       2,230            6,166               471               --             8,867
 ...Consumables...........................       2,796           15,750               254          (5,146)            13,654
 ...Rent and utilities....................       2,635            9,909               448             (22)            12,970
                                          -----------  ---------------   ---------------    -------------    --------------
 ...  Total operating expenses............      30,077          129,442             4,306         (58,892)           104,933
Selling, general and administrative expenses:
 ...Salaries and benefits.................       7,167            4,715               170               --            12,052
 ...Office................................       1,118            1,129                 1               --             2,248
 ...Professional fees.....................       1,921              478             2,284                              4,683
 ...Other.................................       2,960            4,368               563          (2,083)             5,808
                                          -----------  ---------------   ---------------    -------------    --------------
 ...Total overhead expenses...............      13,166           10,690             3,018          (2,083)            24,791
 ...Depreciation, amortization and drydocking    9,750           13,720             1,730                             25,200

Income (loss) from operations............       (713)           65,883             1,275         (11,112)            55,333

Other income (expense):
 ...Interest expense......................    (10,274)          (1,432)           (1,800)            5,165           (8,341)
 ...Interest income.......................       2,346            4,136                --          (5,165)             1,317
 ...Minority interest and equity earnings of
 ...  subsidiaries........................      53,147          114,282               192        (171,148)           (3,527)
Other....................................          99          (9,133)              (36)            8,893             (177)
                                          -----------  ---------------   ---------------    -------------    --------------
 ...    Total other expense, net..........      45,318          107,853           (1,644)        (162,255)          (10,728)
Income (loss) before reorganization items,
 ...income taxes and extraordinary item...      44,605          173,736             (369)        (173,367)            44,605
Provision for (benefit from) income taxes      16,950           --                 --               --               16,950

Income (loss) before extraordinary item..      27,655          173,736             (369)        (173,367)            27,655
Gain (loss) on early exinguishment of debt,
 ...net of applicable income taxes........     (2,132)               --                --               --           (2,132)
                                          -----------  ---------------   ---------------    -------------    --------------
Net income (loss)........................ $    25,523  $       173,736   $         (369)    $   (173,367)    $       25,523
                                          ===========  ===============   ===============    =============    ==============



                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                         (In thousands)
                                                                       For the Period December 16, 1999 to December 31, 1999
                                                                             Guarantor    Non Guarantor                  Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss)..........................................  $   (1,565)  $    1,676  $      1,524      $ (3,200)    $ (1,565)
   Adjustments to reconcile  net income (loss)
     to net cash provided by operating
     activities:
       Reorganization items:
         Write-off of goodwill..............................          --           --              --            --            --
         Revaluation of property and related assets..........          --           --              --            --            --
         Accrued reorganization expenses................               --           --              --            --            --
         Revaluation of other liabilities and assets..........          --           --              --            --            --
       Loss (gain) on early extinguishment of debt............
       Depreciation and amortization of property .............         157        1,251             387            --         1,795
       Provision for bad debts................................           4           39              13            --            56
       Loss (gain) on disposal of assets......................          --           --              --            --            --
       Amortization of drydocking costs.......................          --          259               9            --           268
       Amortization of goodwill...............................          --           --               6            --             6
       Amortization of discount on long-term debt
               and financing costs............................          65          115            --            --             180

       Deferred income tax provision (benefit)................          --           --              --            --            --
       Minority partners' equity in (earnings)
               loss of subsidiaries, net......................          --           --            --           408             408

       Undistributed losses of affiliates.....................       (565)      (1,646)           (582)         2,793            --
       Other non-cash items...................................          --           --              --            --            --
    Changes in operating assets and liabilities, net of effect of acquisitions:

       Accounts receivable....................................       (208)        1,583         (1,068)           865         1,172
       Marine operating supplies..............................       (157)          240             156            --           239
       Other current and long-term assets.....................      22,970      (2,104)             124      (21,108)         (118)
       Accounts payable and other liabilities.................         515      (1,469)             515         (865)       (1,304)
                                                               -----------  -----------  --------------  ------------  ------------
             Net cash provided by operating activities........      21,216       (56)            1,084       (21,107)        1,137

Investing activities:

   Purchases of property......................................          --        (458)           (139)            --         (597)
   Acquisitions of businesses, net of
             cash acquired of $3,525 in 1997..............           (1,000)         --            --            --         (1,000)

   Payments on vessels under construction.....................
   Purchases of restricted investments........................          --           --              --            --            --
   Redemption of restricted investments.......................          --           --              --            --            --
   Capital contributions to consolidated affiliates...........          --           --              --            --            --
   Proceeds from disposals of assets..........................          --           --              --            --            --
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........     (1,000)        (458)           (139)            --       (1,597)

Financing activities:

   Repayments of short-term borrowings........................          --           --              --            --            --
   Proceeds from DIP credit facility..........................
   Proceeds from long-term borrowings.........................          --           --              --            --            --
   Repayment of long-term borrowings..........................          --         (80)              --            --          (80)
   Proceeds from issuance of Senior notes and warrants........
   Proceeds from issuance of Successor Company Senior Secured Notes
    with warrants.............................................          --           --              --            --            --
   Proceeds from issuance of Title XI bonds...................          --           --              --            --            --
   Repayment of Title XI bonds................................     (1,252)           --              --            --       (1,252)
   Escrow of restricted cash..................................          --           --              --            --            --
   Payments of financing costs................................          --           --              --            --            --
   Proceeds from sale-leaseback of vessels....................
   Payments of obligations under capital leases...............        (36)        (123)              --            --         (159)
   Proceeds from issuance of common stock.....................          --           --              --            --            --
   Proceeds from issuance of redeemable preferred securities, net       --           --            --            --              --
   Repayment of DIP credit facility...........................          --           --              --            --            --
   Capital contribution (to) from consolidated affiliates.....    (21,707)          279             321        21,107            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..    (22,995)           76             321        21,107       (1,491)
Change in cash and cash equivalents...........................     (2,779)        (438)           1,266            --       (1,951)
Cash and cash equivalents at beginning of period..............       7,609       11,162           2,226            --        20,997
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     4,830  $    10,724  $        3,492  $         --   $   19,046




                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                         (In thousands)
                                                                     For the Period December 1, 1999 to December 15, 1999

                                                                             Guarantor    Non Guarantor                  Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss)..........................................    (248,355)  $   (655,671)  $    (9,383)    $ 665,054    $ (248,355)
   Adjustments to reconcile  net income (loss)
     to net cash provided by operating
     activities:
       Reorganization items:
         Write-off of goodwill................................         109       83,542              --         4,401        88,052
         Revaluation of property and related assets...........      79,759       249,457         2,730             --       331,946
         Accrued reorganization expenses......................       5,828          --              --             --         5,828
         Revaluation of other liabilities and assets..........       1,710        1,162              --            --         2,872
       Loss (gain) on early extinguishment of debt............   (151,643)    (115,000)              --            --     (266,643)
       Depreciation and amortization of property .............       9,186       46,178           8,856            --        64,220
       Provision for bad debts................................         746        5,199             235            --         6,180
       Loss (gain) on disposal of assets......................      13,573       12,085              --            --        25,658
       Amortization of drydocking costs.......................       2,861        8,158             230            --        11,249
       Amortization of goodwill...............................          58        3,444             438            --         3,940
       Amortization of discount on long-term
          debt and financing costs............................       1,624          180           973              --         2,777

       Deferred income tax provision (benefit)................    (32,004)           --              --            --      (32,004)
       Minority partners' equity in (earnings)
         loss of subsidiaries, net............................       --              --            --       (2,596)         (2,596)

       Undistributed losses of affiliates.....................     377,286      287,241           3,938     (668,465)            --
       Other non-cash items...................................       (164)           --              --            --         (164)
       Changes in operating assets and liabilities, net of effect of  acquisitions:
       Accounts receivable....................................       5,997       16,569         (2,502)          (64)        20,000
       Marine operating supplies..............................       (310)        2,917         (2,098)         (277)           232
       Other current and long-term assets.....................     111,238       33,879         (3,228)     (148,298)       (6,409)
       Accounts payable and other liabilities.................      14,800      (8,496)         (3,334)           114         3,084
                                                               -----------  -----------  --------------  ------------  ------------
           Net cash provided by operating activities..........     192,299      (29,156)        (3,145)     (150,131)         9,867

Investing activities:

   Purchases of property......................................    (13,043)     (27,584)        (13,672)       (2,845)      (57,144)
   Acquisitions of businesses, net of cash
        acquired of $3,525 in 1997............................        --            --            --            --             --
   Payments on vessels under construction.....................          --      (5,102)              --            --       (5,102)
   Purchases of restricted investments........................          --           --        (45,790)            --      (45,790)
   Redemption of restricted investments.......................          --           --          65,382            --        65,382
   Capital contribution to unconsolidated affiliates..........          --           --              --            --            --
   Proceeds from disposals of assets..........................      15,045       17,807              --            --        32,852
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........       2,002     (14,879)           5,920       (2,845)       (9,802)
Financing activities:

   Repayments of short-term borrowings........................
   Proceeds from DIP credit facility..........................      26,690           --              --            --        26,690
   Proceeds from long-term borrowings.........................     231,008       14,200              --            --       245,208
   Repayment of long-term borrowings..........................   (287,299)        (906)              --            --     (288,205)
   Proceeds from issuance of Senior notes and warrants........      85,500           --              --            --        85,500
   Proceeds from issuance of Successor Company Senior Secured Notes with warrants.............................................
   Proceeds from issuance of Title XI bonds...................          --           --           5,428            --         5,428
   Repayment of Title XI bonds................................     (3,670)        (539)         (2,434)            --       (6,643)
   Escrow of restricted cash..................................    (15,027)        (190)              --            --      (15,217)
   Payments of financing costs................................    (12,186)           --           (492)            --      (12,678)
   Proceeds from sale-leaseback of vessels....................          --           --              --            --            --
   Payments of obligations under capital leases...............       (563)      (2,257)              --            --       (2,820)
   Proceeds from issuance of common stock.....................         253           --              --            --           253
   Proceeds from issuance of redeemable preferred
             securities, net..................................        --             --            --            --            --
   Repayment of DIP credit facility...........................    (26,690)           --              --            --      (26,690)
   Capital contributions (to) from consolidated affiliates....   (186,109)       37,788         (4,655)       152,976            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..   (188,093)       48,096         (2,153)       152,976        10,826
                                                               -----------  -----------  --------------  ------------  ------------
Change in cash and cash equivalents...........................       6,208        4,061             622            --        10,891
Cash and cash equivalents at beginning of period..............       1,401        7,101           1,604            --        10,106
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     7,609  $    11,162  $        2,226  $         --   $   20,997




                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                       (In thousands)
                                                                                  Year ended December 31, 1998
                                                                             Guarantor    Non Guarantor                  Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss).......................................... $  21,748    $   163,261   $    1,022     $ (164,283)     $ 21,748
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill................................
         ...........Revaluation of property and related assets
         ......................Accrued reorganization expenses
         Revaluation of other liabilities and assets..........
       Loss (gain) on early extinguishment of debt............         734           --             868            --         1,602
       Depreciation and amortization of property .............       9,088       37,331           2,687            --        49,106
       Provision for bad debts................................         176          911              --            --         1,087
       Loss (gain) on disposal of assets......................        (29)            3              --            --          (26)
       Amortization of drydocking costs.......................       4,575        6,024             755            --        11,354
       Amortization of goodwill...............................          27        3,402             355            --         3,784
       Amortization of discount on long-term
            debt and financing costs..........................       1,274              --           215            --        1,489

       Deferred income tax provision (benefit)................      10,189           --              --            --        10,189
       Minority partners' equity in (earnings)
           loss of subsidiaries, net..........................         --         (2,973)         1,346            --       (1,627)
       Undistributed losses of affiliates.....................    (81,513)     (81,566)           (406)       163,090         (395)
       Other non-cash items...................................         217           --              --            --           217
    Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable....................................     (6,456)     (33,856)           (817)            19      (41,110)
       Marine operating supplies..............................       (209)      (2,787)         (1,544)           270       (4,270)
       Other current and long-term assets.....................    (12,504)     (22,797)          17,698           100      (17,503)
       Accounts payable and other liabilities.................       9,381       15,912           5,994          (14)        31,273
                                                               -----------  -----------  --------------  ------------  ------------
            Net cash provided by operating activities........     (43,302)     82,865          28,173           (818)        66,918

Investing activities:

   Purchases of property......................................    (15,803)     (76,057)        (23,479)           818     (114,521)
   Acquisitions of businesses, net
       of cash acquired of $3,525 in 1997.....................   (341,442)     360,987)            44       328,850       (373,535)
   Payments on vessels under construction.....................          --           --       (155,980)            --     (155,980)
   Purchases of restricted investments........................          --           --       (369,629)            --     (369,629)
   Redemption of restricted investments.......................          --           --         515,584            --       515,584
   Capital contribution to unconsolidated affiliates..........     (3,233)           --              --            --       (3,233)
   Proceeds from disposals of assets..........................          --           --              --            --            --
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........   (360,478)    (437,044)        (33,460)       329,668     (501,314)

Financing activities:

   Repayments of short-term borrowings........................          --           --              --            --            --
   Proceeds from DIP credit facility..........................          --           --              --            --            --
   Proceeds from long-term borrowings.........................     431,700           --              --            --       431,700
   Repayment of long-term borrowings..........................   (313,746)        (192)              --            --     (313,938)
   Proceeds from issuance of Senior notes and warrants........     292,500           --              --            --       292,500
   Proceeds from issuance of Successor Company Senior Secured Notes
    with warrants.............................................          --           --              --            --            --
   Proceeds from issuance of Title XI bonds...................          --           --         139,023            --       139,023
   Repayment of Title XI bonds................................     (6,693)        (647)       (129,910)            --     (137,250)
   Escrow of restricted cash..................................          --           --              --            --            --
   Payments of financing costs................................     (2,760)           --         (8,059)            --      (10,819)
   Proceeds from sale-leaseback of vessels....................      10,025       22,597              --            --        32,622
   Payments of obligations under capital leases...............       (552)      (4,536)              --            --       (5,088)
   Proceeds from issuance of common stock.....................         800           --              --            --           800
   Proceeds from issuance of redeemable preferred securities, net      --              --            --            --            --
   Repayment of DIP credit facility...........................          --           --              --            --            --
   Capital contributions (to) from consolidated affiliates....     (8,603)      331,634           5,819     (328,850)            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..     402,671      348,856           6,873     (328,850)       429,550
Change in cash and cash equivalents...........................     (1,109)      (5,323)           1,586            --       (4,846)
Cash and cash equivalents at beginning of period..............       2,510       12,424              18            --        14,952
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     1,401  $     7,101  $        1,604  $         --   $   10,106




                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                         (In thousands)

                                                                                    Year ended December 31, 1997
                                                                             Guarantor    Non Guarantor                 Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss).........................................  $    25,523  $     173,736  $     (369)   $ (173,367)     $   25,523
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill................................
         ...........Revaluation of property and related assets
         ......................Accrued reorganization expenses
         Revaluation of other liabilities and assets..........
       Loss (gain) on early extinguishment of debt............       2,132                                         --         2,132
       Depreciation and amortization of property .............       6,616       11,060           1,417            --        19,093
       Provision for bad debts................................         217          812              --            --         1,029
       Loss (gain) on disposal of assets......................         493           31              --            --           524
       Amortization of drydocking costs.......................       3,096        1,962             292            --         5,350
       Amortization of goodwill...............................          38          698              21            --           757
       Amortization of discount on long-term
             debt and financing costs.........................         680           --             176         (176)           680
       Deferred income tax provision (benefit)................      13,147           --              --            --        13,147
       Minority partners' equity in (earnings)
            loss of subsidiaries, net.........................         --              --            --         (183)          (183)
       Undistributed losses of affiliates.....................    (53,147)    (117,993)           (192)       171,222         (110)
       Other non-cash items...................................          95           --              --            --            95
    Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable....................................       (735)     (51,995)          32,073            17      (20,640)
       Marine operating supplies..............................       (158)        (881)              --             7       (1,032)
       Other current and long-term assets.....................     175,840    (150,154)        (31,674)       (2,480)       (8,468)
       Accounts payable and other liabilities.................     (2,372)        3,205             160         1,152         2,145
                                                               -----------  -----------  --------------  ------------  ------------
            Net cash provided by operating activities.........     171,465     (129,519)         1,904        (3,808)       40,042

Investing activities:

   Purchases of property......................................    (15,061)     (53,811)           (458)         2,213      (67,117)
   Acquisitions of businesses, net of
         cash acquired of $3,525 in 1997......................   (194,723)          --            --            --        (194,723)
   Payments on vessels under construction.....................          --        (910)              --            --         (910)
   Purchases of restricted investments........................          --           --              --            --            --
   Redemption of restricted investments.......................          --           --              --            --            --
   Capital contribution to unconsolidated affiliates..........       (226)           --              --            --         (226)
   Proceeds from disposals of assets..........................          --        1,633              --            --         1,633
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........   (210,010)     (53,088)           (458)         2,213     (261,343)

Financing activities:

   Repayments of short-term borrowings........................     (8,000)      (8,242)              --            --      (16,242)
   Proceeds from DIP credit facility..........................          --           --              --            --            --
   Proceeds from long-term borrowings.........................     177,210           --              --            --       177,210
   Repayment of long-term borrowings..........................   (108,660)     (21,756)         (1,446)         1,446     (130,416)
   Proceeds from issuance of Senior notes and warrants........          --           --              --            --            --
   Proceeds from issuance of Successor Company Senior Secured Notes
    with warrants.............................................          --           --              --            --            --
   Proceeds from issuance of Title XI bonds...................          --           --              --            --            --
   Repayment of Title XI bonds................................     (5,461)           --              --            --       (5,461)
   Escrow of restricted cash..................................          --           --              --            --            --
   Payments of financing costs................................     (2,724)           --              --            --       (2,724)
   Proceeds from sale-leaseback of vessels....................          --           --              --            --            --
   Payments of obligations under capital leases...............       (191)      (1,277)              --            --       (1,468)
   Proceeds from issuance of common stock.....................      94,628           --              --            --        94,628
   Proceeds from issuance of redeemable
             preferred securities, net........................        --         111,109            --            --        111,109
   Repayment of DIP credit facility...........................          --           --              --            --            --
   Capital contribution (to) from consolidated affiliates.....   (112,984)      112,835              --           149            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..      33,818      192,669         (1,446)         1,595       226,636
Change in cash and cash equivalents...........................     (4,727)       10,062              --            --         5,335
Cash and cash equivalents at beginning of period..............       7,237        2,362              18            --         9,617
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     2,510  $    12,424  $           18  $         --    $   14,952



23.      Selected Quarterly Financial Information (unaudited)

         The following information is presented as supplementary financial information for 1998 and 1999 (in thousands, except per share information):

                                                                                                                      Successor
                                                                           Predecessor Company                         Company
                                                                                                    Period from     Period from
                                                             First       Second        Third       October 1 to    December 16 to
             Year Ended December 31, 1999                   Quarter      Quarter      Quarter    December 15,       December 31,
             ----------------------------                 -----------  -----------  -----------  --------------    -------------
     Revenues..........................................   $    90,400  $    89,004  $    85,989  $       63,358      $    13,479

     Income (loss) from operations.....................         4,431        (250)      (1,846)        (13,561)            1,720
     Loss before extraordinary item....................       (9,064)     (23,718)     (20,107)       (462,109)          (1,565)
     Gain on early extinguishment of debt (1)..........            --           --           --         266,643               --
     Net loss..........................................       (9,064)     (23,718)     (20,107)       (195,466)          (1,565)
     Earnings per share--basic:
       Loss before extraordinary item..................   $    (0.59)  $    (1.53)  $    (1.29)  $      (29.71)      $    (0.16)
       Net loss........................................        (0.59)       (1.53)       (1.29)         (12.57)           (0.16)
     Earnings per share--assuming dilution (2):
       Loss before extraordinary item..................   $    (0.59)  $    (1.53)  $    (1.29)  $      (29.71)      $    (0.16)
       Net loss........................................        (0.59)       (1.53)       (1.29)         (12.57)           (0.16)



                                                                        Predecessor Company
                                                             First       Second        Third        Fourth
             Year Ended December 31, 1998                   Quarter      Quarter      Quarter       Quarter
             ----------------------------                 -----------  -----------  -----------  ----------
     Revenues..........................................   $    86,485  $   109,332  $   100,149  $      108,827
     Income from operations............................        20,563       27,839       18,963          16,404
     Income before extraordinary item..................         7,184        9,472        4,772           1,922
     Loss on early extinguishment of debt (1)..........         (734)           --        (868)              --
     Net income........................................         6,450        9,472        3,904           1,922
     Earnings per share--basic:
       Income before extraordinary item................   $      0.47  $      0.62  $      0.31  $         0.13
       Net income......................................          0.42         0.62         0.25            0.13
     Earnings per share--assuming dilution(2):
       Income before extraordinary item................   $      0.43  $      0.55  $      0.31  $         0.12
       Net income......................................          0.39         0.55         0.25            0.12

----------------
(1)      See Note 22.
(2) The sum of the four quarters' earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.

24.      Subsequent Events

         The Company has entered into an amendment to the Credit Facility with the lending banks under which the relevant covenants have been modified through March 31, 2001 and the Company is required to prepay principal under the term loans aggregating $10.0 million before June 30, 2000, $35.0 million before August 31, 2000, and $60.0 million before January 1, 2001. The Company intends to sell vessels and other assets to obtain the funds with which to make these payments and may sell certain vessels at amounts below book value. The amended Credit Facility further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35 million. The amounts that the Company has agreed to prepay in 2000 have not been reclassified to current maturities of long-term debt because the prepayments will be made with the proceeds from sales of long-term assets. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the Credit Facility. The Company is required to pay a fee of $4.5 million to the lending banks in connection with the amendment, payable in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 and (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.