Form 10-K/A
period 1999-12-31
HVIDE MARINE INC
filed 2000-05-01
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                   None

This amendment is being filed to provide the information called for by Items 10 through 13 of the Annual Report on Form 10-K of Hvide Marine Incorporated for the year ended December 31, 1999 and to correct certain information included in the Form 10-K as filed on April 14, 2000.

                            HVIDE MARINE INCORPORATED

                                 1999 FORM 10-K

                                Table of Contents

Item                                                                                                           Page

                                     Part I
1        Business...........................................................................................   3
2        Properties.........................................................................................  17
3        Legal Proceedings..................................................................................  17
4        Submission of Matters to a Vote of Security Holders................................................  18
4A       Executive Officers of the Registrant...............................................................  18

                                     Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters..............................  21
6        Selected Financial Data............................................................................  22
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  23
7A       Quantitative and Qualitative Disclosures About Market Risk.........................................  36
8        Financial Statements...............................................................................  36
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  37

                                    Part III

10       Directors and Executive Officers of the Registrant.................................................  38
11       Executive Compensation.............................................................................  38
12       Security Ownership of Certain Beneficial Owners and Management.....................................  38
13       Certain Relationships and Related Transactions.....................................................  38

                                     Part IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................  39



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

Recent Developments

         Due to continuing weakness in day rates and utilization in the offshore energy support business, as well as adverse market conditions in our towing and transportation businesses, we anticipate that earnings will be lower than expected in the first quarter of 2000. As a result, we anticipated that we would not be in compliance with certain covenants in our bank credit agreement as of March 31, 2000 as well as future dates if market conditions did not improve. We have entered into an amendment to the credit agreement with our lending banks under which the relevant covenants have been modified through March 31, 2001 and we are required to prepay principal under the term loans aggregating $10.0 million before June 30, 2000, $35 million before August 31, 2000, and $60 million before January 1, 2001. We intend to sell vessels and other assets to obtain the funds with which to make these payments. Some of these sales may be at less than book value. The amended credit agreement further provides that, in the event the we have not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require us to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35 million on a timetable specified by the lending banks. Additionally, we are required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the credit facility. We are required to pay a fee of $4.5 million to the lending banks in connection with the amendment of the credit agreement, payable in the form of a promissory note accruing interest at 15% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of our funded indebtedness to EBITDA for any quarter is less than four to one.

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

         As of March 15, 2000, there were three holders of record of the Successor Company's Class A Common Stock.

Item 6.  Selected Financial Data.

         Upon emergence from its Chapter 11 proceeding the Company adopted Fresh Start Accounting, see "--- Fresh Start Reporting." Thus the Company's consolidated balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

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
                                                   ==========  =========   ========    ========   ==========        ==========




                                                                       Predecessor                                        Successor
                                                                         Company                                            Company
                                                                                                           Period from   Period from
                                                                                                          January 1 to   December 16
                                                                                                                               to
                                                                  Year Ended December 31,              December 15,     December 31,
                                                       ----------------------------------------------   ------------    ------------
                                                           1995        1996       1997       1998 (5)        1999(6)        1999
                                                       ---------     ------    -------    -----------   -------------   ------------
                                                                                (In thousands)

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
     Operating activities........................    $     3,948     $ 22,584    $  40,042   $    66,918   $    9,867      $  1,137
     Investing activities........................         (8,066)     (84,354)    (261,343)     (501,314)      (9,802)       (1,597)
     Financing activities........................            805       68,337      226,636       429,550       10,826        (1,491)



                                                                          Predecessor                        Successor
                                                                            Company                            Company
                                                                                   At December 31,
                                                          1995         1996       1997       1998 (5)          1999 (6)
                                                        --------     ------    -------    ---------------   -----------
                                                                                      (In thousands)
Consolidated Balance Sheet Data:

   Working capital (deficit).....................    $   4,315       $(8,704)     $ 25,790   $ (216,802)    $    30,645
   Total assets..................................      143,683        273,473      604,561     1,355,267        830,740
   Total long-term obligations...................      100,766        124,454      217,217       631,416        582,364
   Convertible preferred securities of a subsidiary
     trust.......................................           --             --      115,000       115,000             --
   Stockholders and minority partner's equity....       13,999        101,989      227,282       276,584        175,783



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



                                                 1997                       1998 (4)                            1999
                                      -----------------------------------------------------------------------------------------
                                         Q1     Q2      Q3     Q4     Q1     Q2    Q3      Q4       Q1      Q2     Q3     Q4
Number of supply boats at end
   of period(1).....................      19     21     25     26     28     29     27       24       21      21     21     21
Average supply boat day rates(2)....  $6,478 $7,176 $7,636 $8,032 $8,475 $8,211 $6,505   $5,191   $4,530  $4,049 $3,596 $3,174
Average supply boat utilization(3)..     87%    90%    91%    93%    86%    80%    55%      72%      70%     69%    75%    73%
Number of crew boats at end
   of period(4).....................      39     39     39     39     39     39     38       37       33      33     33     33

Average crew boat day rates(2)(4)...  $1,777 $1,940 $2,119 $2,294 $2,419 $2,502 $2,375   $2,383   $2,097  $1,864 $1,754 $1,837
Average crew boat utilization(3)(4).     95%    93%    95%    93%    89%    91%    77%      83%      69%     72%    75%    87%


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

         Revenue from offshore energy support operations decreased 38% to $150.3 million for 1999 from $242.7 million for 1998 due primarily to the worldwide decrease in day rates and utilization for both supply and crew boats. This decline, as described above, began in 1998 and continued in 1999 as a result of a steep decline in energy prices and exploration and production activity.

         Marine transportation services revenue increased 29% to $148.9 million for 1999 from $115.8 million for 1998 primarily due to revenue earned by the five new Lightship Tankers, which were brought into service between October 1998 and June 1999. These new tankers operate more efficiently and in some cases demand higher rates than the Company's other tankers. Revenue from Lightship was $49.5 million in 1999 compared to $3.2 million for the three months in 1998. These increases were offset in part because the Company returned the Seabulk Challenger to the lessor at the expiration of the lease in October 1999 and scrapped the HMI Astrachem, in November 1999 in anticipation of its OPA 90-mandated retirement date. Combined revenues for these tankers were $14.9 million in 1999 compared to $17.2 million in 1998.

         Revenue from harbor and offshore towing decreased 7% to $43.0 million for 1999 from $46.4 million for 1998 due to reduced shipping activity in the ports that the Company serves, decreased offshore towing activities and increased competition in the Port of Tampa, as described above.

         Operating Expenses. Operating expenses increased 3% to $220.8 million for 1999 from $213.6 million for 1998, primarily due to increases in maintenance and repairs of $7.0 million. As a percentage of revenue, operating expenses increased to 65% for 1999 from 53% for 1998 due primarily to the decline in revenue from the offshore energy support operations and the other factors noted above.

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

         During 1999, the Company generated $11.0 million of cash from operations before reorganization items, primarily reflecting the net loss for the period, after elimination of reorganization expense of $433.3 million and noncash items. Cash used in investing activities was approximately $11.3 million for the period, primarily reflecting the disposal of vessels and the redemption of investments, offset by the costs of construction of and capital improvements to other vessels. Cash generated by financing activities was approximately $9.0 million, consisting primarily of payments under the Loan Agreement, offset by borrowings.

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

o the holders of the $115.0 million of trust preferred securities received 200,000 shares of common stock, as well as Class A warrants to purchase an additional 125,000 shares, in exchange for those securities;

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The Company's Certificate of Incorporation and By-Laws provide for the division of the Board of Directors into three classes, designated Class I, Class II, and Class III, with staggered terms of three years. The terms of Class I, Class II, and Class III directors currently expire in 2000, 2001, and 2002, respectively.

         The Board currently consists of 10 members: Class I, comprised of Messrs. Gaffney, Keiser and Zorkers; Class II, comprised of Messrs. McGovern, Moore and Sweeney; and Class III, comprised of Messrs. Cressy, Fitzgerald, Kurz and Shepherd.

Directors

         The following are the current members of the Board of Directors:

     Name                               Age      Current Positions

Gerhard E. Kurz.....................    60       Chief Executive Officer and
                                                   Director
Eugene F. Sweeney...................    57       President, Chief Operating
                                                   Officer and Director
Walter S. Zorkers...................    53       Executive Vice President,
                                                   Chief Financial
                                                   Officer and Director
James J. Gaffney(1).................    58       Chairman of the Board
Peter H. Cressy(2)..................    58       Director
Jean Fitzgerald.....................    74       Director
Robert L. Keiser....................    57       Director
John F. McGovern(2).................    53       Director
Thomas P. Moore, Jr.................    61       Director
Donald R. Shepherd(1)...............    63       Director

(1)               Member of the Compensation Committee.
(2)               Member of the Audit Committee.

         Mr. Kurz has been Chief Executive Officer and a director of the Company since April 2000. He formerly served as President of Mobil Shipping and Transportation Company (MOSAT), a Mobil Oil-affiliated company which operated a fleet of 30 deep-sea tankers and 26 tugs and barges, and from which he retired in March 2000. Mr. Kurz joined MOSAT in London in 1964 as a Chartering Assistant. In 1965 he was transferred to Mobil's Marine Division in New York. After a series of promotions, he was named Vice President of Planning, Middle East and Marine Transportation, and then President of MOSAT in 1989. Mr. Kurz is past Chairman of the Marine Preservation Association and the Oil Companies International Marine Forum. He serves on the Board of Directors of the American Bureau of Shipping and chairs its Finance and Nominating Committees. He also serves on the Boards of the Seamen's Church Institute, International Registries, Inc., the Coast Guard Foundation, and the Newport News Mariners' Museum. He is the recipient of numerous awards and honors, including the Seamen's Church Institute Silver Bell Award, the International Maritime Hall of Fame Award, and the U. S. Coast Guard Award and Medal for Meritorious Public Service. He holds an Honorary Doctorate Degree from Massachusetts Maritime Academy.

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

         Mr. Zorkers has been Executive Vice President, Chief Financial Officer and director since January 2000. He was Senior Vice President--Corporate Development since April 1997. Prior to joining the Company, Mr. Zorkers was the principal of Commonwealth Management Group, a management consulting firm. From 1993 to 1995 he served as Executive Vice President of Boston Pacific Medical, Inc., a manufacturer of disposable medical products.

         Mr. Gaffney has been a director since December 1999 and Chairman of the Board since April 2000. He is Vice Chairman of Viking Pacific Holdings, Ltd. He was previously Chairman of Vermont Industries, Ltd., a New Zealand-based diversified holding company involved in manufacturing and distribution, since 1997. From 1995 to 1997, he was President and Chief Executive Officer of General Aquatics, Inc., a company involved in swimming pool construction and the manufacture of swimming pool equipment. From 1993 to 1995, he was President and Chief Executive Officer of KDI Corporation, a conglomerate with interests in swimming pool construction and related equipment, defense and cellular electronics products, and the engineering and metal plating industries. Mr. Gaffney is a Director of Advantica Restaurant Group and SCP Pool Corporation.

         Dr. Cressy, a director of the company since March 2000, has been President and Chief Executive Officer of the Distilled Spirits Council of the United States, Inc. (DISCUS) since September 1999. Prior to joining DISCUS, he was Chancellor of the University of Massachusetts at Dartmouth for six years. From 1991 to 1993, he was President of the Massachusetts Maritime Academy. Dr. Cressy, who has a Ph.D. in education from the University of San Francisco and is a Yale graduate, is a retired U. S. Navy Rear Admiral. He joined the Navy in 1963 and during his 28-year career held senior positions at the State Department and Pentagon and major command assignments. He concluded his naval career as Commander, Fleet Air Mediterranean and Commander, NATO Air Mediterranean during Desert Storm. Dr. Cressy is a Director of the distilled spirits industry's educational foundation, The Century Council.

         Mr. Fitzgerald has served as a director of the Company since March 1994. He was Chairman and Chief Executive Officer of the Company from June 1999 to April 2000. From 1990 to 1992, he was Executive Vice President of NDE Testing & Equipment, Inc., a nationwide storage-tank testing company. From 1988 to 1990, he was with Frederic R. Harris, Inc., an international consulting engineering firm. Mr. Fitzgerald was a co-founder and the President of American Tank Testing Service, Inc., a firm that was subsequently acquired by NDE Environmental Corporation, from 1986 to 1987. In 1982 and 1983, he served as the Company's Vice President for Governmental Affairs. His other business experience includes service as President of Tracor Marine, Inc. from 1976 to 1979 and Director of Engineering of Tracor's Systems Technology Division from 1974 to 1976. Mr. Fitzgerald retired from the U.S. Navy in 1974 in the rank of Captain. During his naval career he commanded major fleet units at sea and served in the offices of the Chief of Naval Operations and the Secretary of Defense. He is a past Commissioner and Chairman of the Port Everglades Authority.

         Mr. Keiser has served as a director since March 2000. He is former Chairman of the Board of the Kerr-McGee Corporation, an international energy concern, from which he retired in 1999. He was previously Chairman and Chief Executive Officer of the Oryx Energy Company since 1994, and Chief Operating Officer from 1991 to 1994. A graduate of the University of Missouri in Rolla, he joined the Sun Company, Inc. in 1965 and became Vice President of Planning and Development for Oryx when that company was spun off from Sun in 1988. Mr. Keiser is a member of the Board of Trustees of his alma mater and also serves on the Board of Advisors of the Maguire Oil and Gas Institute at Southern Methodist University and on the Board of Directors of the University of Texas at Dallas. He is a member of the American Petroleum Institute and the Society of Petroleum Engineers.

         Mr. McGovern has been a director of the Company since December 1999. He has been affiliated with Aurora Capital LLC since 1999. From 1981 to 1999, he held a series of executive positions with Georgia Pacific Corporation, rising from Vice President-Project Financing in 1981 to Executive Vice President and Chief Financial Officer from 1995 until 1999. From 1972 to 1981, he was a Vice President with Chase Manhattan Bank in their Forest Products and Packaging Division. Mr. McGovern is a Director of Golden Bear Golf, Inc. and the Morehouse School of Medicine and a member of the Georgia State CFO Roundtable.

         Mr. Moore, a director of the Company since December 1999, has been a Senior Vice President of State Street Research & Management Company since 1986 and is head of the State Street Research International Equity Team. From 1977 to 1986 he served in positions of increasing responsibility with Petrolane, Inc., including Administrative Vice President (1977-1981), President of Drilling Tools, Inc., an oilfield equipment rental subsidiary (1981-1984), and President of Brinkerhoff-Signal, Inc., an oil well contract drilling subsidiary (1984-1986). Mr. Moore is a Certified Financial Analyst and a Director of First Community Bank in Woodstock, VT and the Petroleum Analysts of Boston.

         Mr. Shepherd has been a director of the Company since December 1999. He served as Chairman of Loomis, Sayles & Company, L.P., an investment management firm and the Company's majority stockholder, from 1992 to 1995 and as its Chief Executive Officer from 1990 to 1995, having joined the firm in 1972 as Vice President-Portfolio Management. He was named Managing Partner in 1981 and served as a Director from 1985 to 1995. From 1961 to 1972 he was a Vice President with the Title Insurance & Trust Company. Mr. Shepherd is a Certified Financial Analyst. He is a Director of Advantica Restaurant Group and a Trustee of the Scripps Research Institute and the Rancho Coastal Humane Society.

Section 16(a) of Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). The Company believes that each such person complied with such filing requirements during and with respect to the fiscal year ended December 31, 1999, except Messrs. Gaffney, Cressy, McGovern, Moore and Shepherd filing Form 3s and Messrs. Hvide and Rice and Hvide Trust Limited, L.P. filing Form 4s.

Item 11.  Executive Compensation

         The following table sets forth the compensation for the two individuals who served as Chief Executive Officer during 1999 and each of the four most highly compensated individuals serving as executive officers at the end of 1999 whose individual remuneration exceeded $100,000 for the year ended December 31, 1999 (the "Named Executives").

                       Summary Compensation Table

                                                                              Long-Term Compensation
                                                                                  Awards               Payouts
                                                                          Restricted     Securities                      All
Name and                        Annual Compensation    Other Annual          Stock      Underlying      LTIP            Other
Principal Position   Year      Salary       Bonus     Compensation(1)       Awards        Options      Payouts     Compensation(2)
------------------   ----    ----------  -----------  ----------------      --------      ---------    -------     ---------------
Jean Fitzgerald      1999    $  303,237   $  150,000    $      25,579           --             --         --         $   2,348
  Chairman and
  Chief Executive
    Officer(3)       1998            --           --    $     150,668
                     1997            --           --    $     107,571

J. Erik Hvide        1999    $  217,504   $  187,863    $       9,450           --             --         --         $  33,496
  Chairman and
  Chief Executive
  Officer(4)         1998    $  485,000   $  221,000    $      15,225           --             --         --         $  14,512
                     1997    $  450,000   $  422,500    $      14,990           --             --         --         $  14,469

John H. Blankley     1999    $  256,560   $  198,750    $       4,604           --             --         --         $  12,052
  Executive Vice
   President-        1998    $  250,000   $   65,000    $       3,807           --             --         --         $  12,352
  Chief Financial
   Officer(5)        1997    $  210,000   $  111,100    $       3,345           --             --         --         $  12,352

Eugene F. Sweeney    1999    $  256,560   $  198,750    $       6,418           --             --         --         $  12,616
   President-        1998    $  250,000   $   65,000    $       4,249           --             --         --         $  13,000
  Chief Operating
   Officer           1997    $  200,000   $  107,000    $       4,371           --             --         --         $  12,352

Walter S. Zorkers(6) 1999    $  206,560   $  119,000    $      20,394           --             --         --         $  11,839
  Executive Vice
   President-        1998    $  215,385   $   39,000    $       1,360           --             --         --         $  34,514
  Chief Financial
   Officer           1997    $  122,051   $   59,800    $          --           --             --         --         $     864

Andrew W. Brauninger 1999    $  198,900   $   98,900    $      19,067           --             --         --         $  11,839
  Senior Vice
    President-       1998    $  180,000   $   39,000    $         292           --             --         --         $  10,864
  Offshore Division  1997    $  138,333   $   55,000    $         148           --         $ 5,000        --         $  12,064



(1) For 1999, reflects personal use of Company automobiles in the amounts of $8,325, $3,754, $3,754, $621, and $8,313 for Messrs. Hvide, Blankley,
     Sweeney, Brauninger, and Zorkers, respectively, club and professional membership payments of $1,125, $850, and $1,434 for Messrs. Hvide, Blankley and Sweeney, respectively, moving allowances of $12,621 and $18,447 for Messrs Zorkers and Brauninger, respectively, and consulting and director fees of $25,166 for Mr. Fitzgerald. For 1998, reflects personal use of Company automobiles in the amounts of $6,984, $3,226, $3,195 and $292 for Messrs. Hvide, Blankley, Sweeney, Brauninger, and Zorkers respectively, club and professional membership payments of $8,241, $581, $1,054 and $430 for Messrs. Hvide, Blankley, and Sweeney, respectively, and consulting and director fees of $150,688 for Mr. Fitzgerald. For 1997, reflects personal use of Company automobiles in the amounts of $7,143, $2,820, $2,971 and $148 for Messrs. Hvide, Blankley, Sweeney and Brauninger, respectively, club and professional membership payments of $7,847, $525, and $1,400 for Messrs. Hvide, Blankley, and Sweeney, respectively, and consulting and director fees of $107,571 for Mr. Fitzgerald.
(2) For 1999, reflects 401(k) contributions of $11,200 each for Messrs. Hvide, Blankley, Sweeney, Zorkers, and Brauninger, life insurance premium payments of $1,296, $852, $1,416, $639, and $639 for Messrs. Hvide, Blankley,
     Sweeney, Zorkers, and Brauninger, respectively, and outside directors fees of $21,000 for Mr. Hvide. For 1998, consists of 401(k) contributions of $11,200 for each of Messrs. Hvide, Blankley, Sweeney, and Zorkers and $10,000 for Mr. Brauninger and life insurance premium payments of $3,312, $1,152, $1,800, and $864 for Messrs. Hvide, Blankley, Sweeney and Brauninger, respectively. For 1997, consists of 401(k) contributions of $11,200 for each of Messrs. Hvide, Blankley, Sweeney, and Brauninger and life insurance premium payments of $3,269, $1,152, $864, and $576 for Messrs. Hvide, Blankley, Sweeney, and Brauninger, respectively.
(3) Mr. Fitzgerald served as Chief Executive Officer from June 1999 until April 2000.
(4)  Mr. Hvide served as Chief Executive Officer until June 1999.
(5) Mr. Blankley served as Executive Vice President and Chief Financial Officer until January 2000.
(6) Mr. Zorkers began his position as an executive officer of the Company effective May 1, 1997.

         The following table contains information concerning stock options granted to each of the Named Executives in 1999.

                                                                                    Potential Realizable
                                               Percent                                 Value at Assumed
                                    Total      Shares                                     Annual Rates
                                   Shares    Underlying                                     of Stock
                                 Underlying    Options    Per Share                     Appreciation for
                                  Options      Granted     Exercise Expiration            Option Term(3)
     Name                          Granted   to Employees   Price       Date               5%           10%
     ----                        ---------   ------------ --------   -----------      -----------  --------
Jean Fitzgerald................
                                 20,000(2)        10.0%   $12.47      12/15/06        $  101,531     $236,610
J. Erik Hvide..................  93,700(1)        24.7%   $6.00       12/15/99             --           --

John H. Blankley...............  27,600(1)        7.2%    $6.00       12/15/99             --           --
                                 18,000(2)        9.0%    $12.47      12/15/06           91,378       212,949
Eugene F. Sweeney..............  27,600(1)        7.2%    $6.00       12/15/99             --           --
                                 18,000(2)        9.0%    $12.47      12/15/06           91,378       212,949
Andrew Brauninger..............  23,700(1)        6.3%    $6.00       12/15/99             --           --
                                 16,000(2)        8.0%    $12.47      12/15/06           81,225       189,228
Walter S. Zorkers..............  16,000(1)        4.3%    $6.00       12/15/99             --           --
                                 16,000(2)        8.0%    $12.47      12/15/06           81,225       189,228

(1)  These   options  were   cancelled   upon   completion   of  the   Company's
     reorganization on December 15, 1999.

(2) These options vest 50% upon grant and 50% 90 days following the date of grant.

(3) The dollar amounts are the result of calculations at specified rates of appreciation and are not intended to forecast possible future appreciation.

          The following table contains information concerning and the year-end value of unexercised options:

                                                             Number of                  Value of Unexercised
                                                      Underlying Unexercised                In-the-Money
                                                            Options at                       Options at
                                                         December 31, 1999              December 31, 1999(1)
                                                   ---------------------------     -----------------------------------
Name                                               Exercisable    Unexercisable    Exercisable          Unexercisable
Jean Fitzgerald.......                                  10,000          10,000                --              --

J. Erik Hvide.........                                      --              --                --              --

John H. Blankley......                                   9,000           9,000                --              --

Eugene F. Sweeney.....                                   9,000           9,000                --              --

Andrew Brauninger.....                                   8,000           8,000                --              --

Walter S. Zorkers.....                                   8,000           8,000                --              --

(1) Following completion of the Company's plan of reorganization on December 15, 1999, the Company's common stock did not begin trading until January 2000. Accordingly, no options were considered "in-the-money" at December 31, 1999.

Director Compensation

         Directors not employed by the Company are paid an annual retainer of $24,000, $1,500 per board meeting and $1,000 per board committee meeting ($750 and $500, respectively, if telephonic) attended and are reimbursed by the Company for reasonable out-of-pocket expenses incurred for attendance at such meetings in accordance with Company policy. All committee chairmen not employed by the Company are also paid an annual retainer of $5000.

Compensation Committee Interlocks and Insider Participation

         Until December 15, 1999, the Compensation Committee of the Company's Board of Directors consisted of Messrs. Farmer, Fitzgerald, Lee and Vickers. The Compensation Committee currently consists of Messrs. Gaffney and Shepherd.

         The Company has a verbal agreement with Mr. Farmer and a written consulting agreement with Mr. Fitzgerald to provide financial and technical consulting services, respectively, to the Company. During 1999 Mr. Fitzgerald received total compensation of $25,166 and Mr. Farmer received $1,150. Mr. Farmer's agreement expired December 15, 1999. The Company also provides a portion of the funding for Florida Alliance, Inc., a consortium of maritime interests of which Mr. Fitzgerald is past Chairman and currently a director.

         Mr. Vickers is the principal of Raymond B. Vickers P.A., which has represented the Company in certain litigation and other matters. During 1999 the Company paid $169,884 to Raymond B. Vickers in connection therewith. Raymond B. Vickers P.A. also performs legal services for Florida Alliance, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 20, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company and each nominee, (iii) each Named Executive, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                           Shares        Percent
     Name and Address of                 Beneficially Beneficially
     Beneficial Owner(1)                  Owned(2)      Owned(2)
     ----------------                    -----------  ----------
Entities affiliated with
Loomis, Sayles & Company, L.P..........  6,201,369(3)     60.7%
One Financial Center
Boston, MA 02111

American Financial Group, Inc.(4)
One East Fourth Street.................      577,815       5.7%
Cincinnati, Ohio 45202

Gerhard E. Kurz........................       75,000          *

Jean Fitzgerald........................       20,000          *

J. Erik Hvide..........................           --         --

John H. Blankley.......................       18,000          *

Eugene F. Sweeney......................       18,000          *

Walter S. Zorkers......................       16,000          *

Andrew W. Brauninger...................       16,000          *

James J. Gaffney.......................           --         --

Peter H. Cressy........................           --         --

John F. McGovern.......................           --         --

Thomas P. Moore, Jr....................           --         --

Donald R. Shepherd.....................           --         --

All executive officers and directors
  as a group (   persons)..............      163,000       1.6%

*   Less than one percent

(1) Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Hvide Marine Incorporated, 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.
(2) Includes shares issuable upon the exercise of options that are exercisable within 60 days of the date of this Proxy Statement. The shares underlying such options are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.
(3) Based on the Schedule 13D/A filed jointly on March 15, 2000 by Loomis and its general partner, Loomis, Sayles & Company, Inc., Loomis holds these securities on behalf of a number of managed accounts, two of which beneficially own more than 5% of the issued and outstanding common stock of the Company. Loomis has full discretion to manage each of these accounts through advisory agreements. Includes 56,939 shares issuable upon the exercise of Loomis' Class A warrants and 156,777 shares issuable upon exercise of Loomis' noteholder warrants, assuming that no anti-dilution or other adjustments are required on or before the date of exercise, that were exercisable within 60 days of the date hereof.
(4) Based on a Schedule 13G/A filed on February 10, 2000 by American Financial Group, Inc.

Item 13.  Certain Relationships and Related Transactions

         The following are descriptions of certain relationships and transactions between the Company, its directors, executive officers and certain other persons. Information regarding transactions with certain directors appears under "Compensation Committee Interlocks and Insider Participation" in Item 11 above.

         The Company believes that the terms of these transactions are as fair as those that it could have obtained from unrelated third parties and arms-length negotiation, where applicable.

         The Company had a non-compete agreement with Hans J. Hvide, the founder of the Company and father of J. Erik Hvide, its former Chairman and Chief Executive Officer, pursuant to which Mr. Hvide received a fee of $185,000 each year (subject to annual adjustment based on the Consumer Price Index) in exchange for an agreement not to provide any services to any person in competition with the Company. The agreement expired upon the death of Mr. Hvide in March 2000.

         The Company also had a post-retirement benefits agreement with Mr. Hvide pursuant to which he received the use of an automobile, major medical health insurance for himself and for his spouse, the use of an office and secretarial assistance, and a payment of $2,000 each month in lieu of other expenses. The term agreement terminated upon the death of Mr. Hvide, except that major health insurance is to be provided for the life of Mr. Hvide's spouse.

         Maritime Transport Development Corp. ("Maritime Transport"), a company wholly owned by Hans J. Hvide, is the successor in interest to the entity that developed and engineered and provides marketing services for the CATUG(R) vessel design. Maritime Transport receives a commission equal to 1.25% of charterhire received by the Company for two such vessels as payment for development and engineering services relating to the vessels. Commissions earned for 1999 were approximately $85,000.

         At December 31, 1999, Maritime Transport was indebted to the Company for approximately $319,000 for accounts receivable, which accounts are currently accruing interest at a rate of 5.59%.

         The Company entered into agreements to indemnify J. Erik Hvide and Hans
J. Hvide in connection with certain matters, subject to and in accordance with Florida Law. These agreements also provide that the Company will advance expenses (including legal fees) incurred by both individuals, subject to their undertaking to reimburse the Company for such expenses if it is determined that they are not entitled to indemnification under Florida Law.

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

10.5 First Amendment, dated as of April 13, 2000 among Hvide Marine Incorporated, the financial institutions party to the Credit Agreement and Bankers Trust Company, as administrative agent.
21       Subsidiaries of Registrant
23.1     Consents of Ernst & Young LLP.
27       Financial Data Schedule.
99.1* Order, dated December 9, 1999, of the United States Bankruptcy Court for the District of Delaware, confirming the First Amended Joint Plan of Reorganization in In re: Hvide Marine Incorporated, et al., Case No. 99-3024 (PJW), including the Supplement to such Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)).

-----------------
* Incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HVIDE MARINE INCORPORATED

                                    By: /s/ WALTER S. ZORKERS
                                     ----------------------
                                        Walter S. Zorkers
                                     Chief Financial Officer

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

                        HVIDE MARINE INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                 Class A              Class B                   Additional       Retained
                            Common Stock           Common Stock                  Paid-In         Earnings
                         Shares     Amount       Shares        Amount            Capital         Deficit           Total
                       ----------   ------       ------        ------            -------         --------         ------
PREDECESSOR COMPANY
Balance at
  December 31, 1996        7,647  $      8       3,419         $   3         $    97,153        $    3,927       $101,091
Common stock issued
  in public offering,
  net of issuance
  costs                    4,000         4          --            --              93,516                --         93,520
Conversion of Class B
  to Class A
  common stock               513        --        (513)           --                  --                --             --
Common stock issued
  in connection
  with acquisition           142        --          --            --               3,650                --          3,650
Common stock issued
  upon exercise
  of stock options            53        --          --            --                 641                --            641
Common stock issued
  pursuant to
  employee stock
  purchase plan               22        --          --            --                 467                --            467
Common stock issued
  to directors                 5        --          --            --                  95                --             95
Net income                    --        --          --            --                  --            25,523         25,523
                      -----------  -------   ---------      ---------        -----------        -----------    ----------
Balance at
  December 31, 1997       12,382        12       2,906             3             195,522            29,450        224,987
Conversion of
  common stock               360         1        (359)           (1)                 --                --             --
Common stock issued
  upon exercise
  of stock options             1        --          --            --                   1                --              1
Common stock issued
  pursuant to employee
  stock purchase plan        112        --          --            --                 889                --            889
Common stock issued to
  directors                   18        --          --            --                 216                --            216
Stock compensation
  pursuant to key
  employee stock plan         --        --          --            --                 194                --            194
Net income                    --        --          --            --                  --            21,748         21,748
                      -----------  -------   ---------      ---------        -----------        -----------    ----------
Balance at
  December 31, 1998       12,873        13       2,547             2             196,822            51,198        248,035
Common stock issued
  pursuant to employee
  stock purchase plan         79        --          --            --                 253                --            253
Stock compensation
  pursuant to key
  employee stock plan         --        --          --            --                 104                --            104
Common stock issued
  to directors                55        --          --            --                 130                --            130
Other                         --        --          --            --                (167)               --           (167)
Conversion of
  common stock             2,020         2      (2,020)           (2)
Cancellation of
  Predecessor Company
  common stock and
  elimination of
  existing stockholder's
  equity upon emergence
  from bankruptcy        (15,027)      (15)       (527)           --            (197,142)          197,157             --
Issuance of Successor
  Company
  common stock            10,000       100          --            --             154,881               --         154,981
Warrants issued in
  connection with
  exit financing              --        --          --            --              11,910               --          11,910
Net loss                      --        --          --            --                  --         (248,355)       (248,355)
                      -----------  -------   ---------      ---------        -----------        -----------    ----------

SUCCESSOR COMPANY
Balance at
  December 15, 1999       10,000       100          --            --             166,791               --         166,891
Net loss...........           --        --          --            --                  --           (1,565)         (1,565)
                      -----------  -------   ---------      ---------        -----------        -----------    ----------
Balance at
  December 31, 1999       10,000  $    100          --      $     --         $   166,791      $    (1,565)      $ 165,326
                      ===========  =======   =========      =========        ===========        ===========    ==========



                     See notes to consolidated financial statements.

                 HVIDE MARINE INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                                                                                         Successor
                                                                                     Predecessor Company                   Company
                                                                                                         Period from     Period from
                                                                                       Year Ended        January 1 to December 16 to
                                                                                       December 31,      December 15,   December 31,

                                                                                  1997           1998            1999      1999

Operating activities:
   Net income (loss).....................................................    $   25,523     $   21,748      $ (248,355)  $   (1,565)
   Adjustments to reconcile  net income (loss) to net
     cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill............................................           --              --         88,052        --
         Revaluation of property and related assets.......................           --              --        331,946        --
         Accrued reorganization expenses..................................           --              --          5,828        --
         Revaluation of other liabilities and assets......................           --              --          2,872        --
       Loss (gain) on early extinguishment of debt........................        2,132           1,602      (266,643)        --
       Depreciation and amortization of property .........................       19,093          49,106         64,220       1,795
       Provision for bad debts............................................        1,029           1,087          6,180          56
       Loss (gain) on disposal of assets..................................          524            (26)         25,658        --
       Amortization of drydocking costs...................................        5,350          11,354         11,249         268
       Amortization of goodwill...........................................          757           3,784          3,940           6
       Amortization of discount on long-term debt and financing costs.....          680           1,489          2,777         180
       Deferred income tax provision (benefit)............................       13,147          10,189       (32,004)        --
       Minority partners' equity in (earnings) loss of subsidiaries, net..        (183)         (1,627)        (2,596)         408
       Undistributed losses of affiliates.................................        (110)           (395)             --        --
       Other non-cash items...............................................           95             217          (164)        --
       Changes in operating assets and liabilities,
        net of effect of acquisitions:
         Accounts receivable..............................................     (20,640)        (41,110)         20,000       1,172
         Marine operating supplies........................................      (1,032)         (4,270)            232         239
         Other current and long-term assets...............................      (8,468)        (17,503)        (6,409)        (118)
         Accounts payable and other liabilities...........................        2,145          31,273          3,084      (1,304)
                                                                             ----------      ----------     ----------    ---------
              Net cash provided by operating activities...................       40,042          66,918          9,867       1,137
                                                                             ----------      ----------     ----------    ---------

Investing activities:

   Purchases of property..................................................     (67,117)       (114,521)       (57,144)       (597)
   Acquisitions of businesses, net of
     escrow deposits utilized of $6,349 and of
     cash acquired of $3,525 in 1997......................................    (194,723)       (373,535)             --          --
   Payments on vessels under construction.................................        (910)       (155,980)        (5,102)          --
   Purchases of restricted investments....................................           --       (369,629)       (45,790)          --
   Redemption of restricted investments...................................           --         515,584         65,382
   Capital contribution to unconsolidated affiliates......................        (226)         (3,233)             --          --
   Proceeds from disposals of assets......................................        1,633              --         32,852          --
         Purchase of minority interest in subsidiary......................           --              --             --     (1,000)
                                                                             ----------      ----------     ----------  ----------
               Net cash used in investing activities......................    (261,343)       (501,314)        (9,802)     (1,597)

Financing activities:

   Repayments of short-term borrowings....................................     (16,242)              --             --          --
   Proceeds from DIP credit facility......................................           --              --         26,690          --
   Proceeds from long-term borrowings.....................................      177,210         431,700        245,208          --
   Repayment of long-term borrowings......................................    (130,416)       (313,938)      (288,205)        (80)
   Proceeds from issuance of Senior notes and warrants....................           --         292,500             --          --
   Proceeds from issuance of Successor Company senior
      secured notes and warrants..........................................           --             --          85,500          --
   Proceeds from issuance of Title XI bonds...............................           --         139,023          5,428          --
   Repayment of Title XI bonds............................................      (5,461)       (137,250)        (6,643)     (1,252)
   Escrow of restricted cash..............................................           --              --       (15,217)          --
   Payments of financing costs............................................      (2,724)        (10,819)       (12,678)          --
   Proceeds from sale-leaseback of vessels................................           --          32,622             --          --
   Payments of obligations under capital leases...........................      (1,468)         (5,088)        (2,820)       (159)
   Proceeds from issuance of common stock.................................       94,628             800            253          --
   Proceeds from issuance of redeemable preferred securities, net.........      111,109              --             --          --
   Repayment of DIP credit facility.......................................           --              --       (26,690)          --
                                                                             ----------      ----------     ----------  ----------
         Net cash provided by (used in) financing activities..............      226,636         429,550         10,826     (1,491)
                                                                             ----------      ----------     ----------  ----------
Change in cash and cash equivalents.......................................        5,335         (4,846)         10,891     (1,951)
Cash and cash equivalents at beginning of period..........................        9,617          14,952         10,106      20,997
                                                                             ----------      ----------     ----------  ----------
Cash and cash equivalents at end of period................................   $   14,952      $   10,106     $   20,997   $  19,046
                                                                             ==========      ==========     ==========  ==========
Supplemental schedule of noncash investing and financing activities:
Notes payable issued for the acquisition of vessels.......................   $    6,000      $       --     $       --  $   8,586
                                                                             ==========      ==========     ==========  ==========
Capital lease obligations for the acquisition of vessels and equipment....   $    4,972      $   32,621     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Title XI debt assumed for the acquisition of vessels......................   $   15,057      $       --     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Short-term debt assumed in connection with acquisition of business........   $    5,595      $       --     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Common stock issued for the acquisition of vessels........................   $    3,650      $       --     $       --  $      --
                                                                             ==========      ==========     ==========  ==========
Supplemental disclosures:
   Interest paid, net of interest capitalized.............................   $    9,200      $   44,972     $   57,821  $      739
                                                                             ==========      ==========     ==========  ==========
   Cash paid for professional fees in connection with
        Chapter 11 Proceedings............................................   $       --      $    --        $    4,575  $      --
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

     In June 1998, the Company paid $18.5 million to increase its equity interest in five double-hull carries (collectively the "Lightship Tankers") from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, and two others were delivered during 1999. At the time of the increase in its equity interest, the Company intended to reduce its equity interest to less than 50% and accounted for this investment under the equity method. During 1999, the Company was not able to reduce its equity investment in Lightship Tankers and was required to consolidate the Lightship Tankers as of September 30, 1999, in accordance with the Financial Accounting Standards Board Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. The consolidation of the Lightship Tankers was accounted for as a change in reporting entity and the financial statements for 1998 have been retroactively restated to include the accounts of the Lightship Tankers as if they were consolidated as of the date majority ownership was obtained. The Successor Company increased its ownership in the Lightship Tankers at December 30, 1999 from 50.8% to 75.8% (see Note 11). The Lightship Tankers were not a party to the Chapter 11 proceeding.

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

         Accrued   Liabilities.   Accrued   liabilities   included   in  current
liabilities consist of the following at December 31 (in thousands):

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

     The effects of the Plan, Exit Financing, and fresh start adjustments on the Company's condensed consolidated balance sheet at the Effective Date are as follows (in thousands):

                                                      Pre-         Discharge        Exit           Fresh Start   Reorganized
                                                   Emergence         of          Financing        Adjustments     Balance
                                                  Balance Sheet    Debt (1)         (2)              (3)           Sheet
                                                   ------------   -----------     ------------     -----------     --------
                  Assets
Current assets:

   Cash and cash equivalents....................   $     13,229   $       --      $      7,768     $        --    $  20,997
   Restricted cash..............................            190            --           15,027              --       15,217
   Accounts receivables, net....................         55,557            --               --              --       55,557
   Marine operating supplies....................         13,525            --               --         (2,654)       10,871
   Prepaid expenses.............................          5,832            --              125              --        5,957
                                                   ------------   -----------     ------------     -----------     --------
      Total current assets......................         88,333            --           22,920         (2,654)      108,599
   Net property.................................      1,017,600            --               --       (325,555)      692,045
   Deferred costs, net..........................         32,309      (10,399)           11,194         (4,679)       28,425
   Restricted investments.......................          3,752            --               --              --        3,752
   Goodwill, net................................         88,052            --               --        (88,052)           --
   Other........................................          3,996            --               --           (220)        3,776
                                                   ------------   -----------     ------------     -----------     --------
                                                   $  1,234,042   $  (10,399)     $     34,114     $ (421,160)   $  836,597
                                                   ============   ===========     ============    ===========     =========
    Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable.............................   $     10,998   $        --     $         --     $        --    $  10,998

   Current maturities of long-term debt.........         30,041            --         (13,269)              --       16,772
   Current obligations under capital leases.....          3,326            --               --              --        3,326
   Accrued interest.............................         21,073      (19,337)            (322)              --        1,414
   Accrued liabilities and other................         40,625            --            (145)              --       40,480
                                                   ------------   -----------     ------------     -----------     --------
      Total current liabilities.................        106,063      (19,337)         (13,736)              --       72,990

Long-term debt..................................        497,909            --         (38,390)              --      459,519
Obligations under capital leases................         34,098            --               --              --       34,098
Senior notes....................................        300,000     (300,000)           76,644              --       76,644
Other ..........................................          3,743            --               --           2,109        5,852

Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trust holding solely
   debentures issued by the
   Predecessor Company..........................        115,000     (115,000)               --              --           --

Minority interest...............................         20,603            --               --              --       20,603

Stockholders' equity:
   (Predecessor Company)
       Class A common Stock.....................             13            --               --            (13)           --
     Class B common Stock.......................              2            --               --             (2)           --
   (Successor company)
     Class A common Stock.......................             --           100               --              --          100
   Additional paid-in capital...................        197,142       154,881           11,910       (197,142)      166,791
   Retained earnings (accumulated deficit)......       (40,531)       268,957          (2,314)       (226,112)           --
                                                   ------------   -----------     ------------     -----------     --------
       Total stockholders' equity...............        156,626       423,938            9,596       (423,269)      166,891
                                                   ------------   -----------     ------------     ----------      --------
                                                   $  1,234,042   $  (10,399)     $     34,114     $ (421,160)    $ 836,597
                                                   ============   ===========     ============    ===========     =========

(1)  To record the discharge of prepetition obligations to the Plan.
(2) To record the repayment of the debtor-in-possession credit facility and the issuance of the Exit Financing and related issuance costs.
(3) To record the assets and liabilities at their fair market value pursuant to fresh start reporting and to eliminate the Predecessor Company historical equity accounts.

6.       Change in Estimates

     In 1998, the Predecessor Company changed the estimated useful lives of certain offshore energy support vessels from an average useful life of 12.65 years to 16.78 years and the amortization period for certain goodwill from 20 to 35 years. Management believes these changes more accurately reflect the economic lives of the Company's assets. For 1998, the change had the effect of reducing depreciation and amortization expense by approximately $4.0 million, which increased earnings per diluted share by $0.21 for both income before extraordinary item and net income.

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

Other Debt

        Long-term debt consists of the following at December 31, (in thousands):

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

         Effective September 30, 1998, the Predecessor Company entered into Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan
Agreement (the "Predecessor Credit Facility"). Pursuant to the Predecessor Credit Facility, borrowings under the revolving line of credit could not initially exceed $150.0 million, inclusive of a letter of credit sub-limit of $20.0 million, increasing to (1) $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a specified sale and leaseback transaction or (2) $175.0 million, based upon the Predecessor Company's compliance with a specified leverage ratio. The Predecessor Credit Facility provided that borrowings thereunder would be secured by substantially all of the Predecessor Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Predecessor Company and its subsidiaries. Interest on borrowings were based on one of two rates, at the Company's election, plus a margin based on the Predecessor Company's compliance with certain financial ratios. In addition, the revolving line of credit was subject to a commitment fee of 0.4% on the unused portion.

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

         Based upon current circumstances the Company will not be in compliance at March 31, 2000 with certain of the covenants contained in the Credit Facility and on April 13, 2000, entered into amendment No. 1 to the Credit Facility which waived the Company's non-compliance at March 31, 2000 and Modified the covenants (see Note 24).

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

     The Tack-on Bonds may be redeemed at any time following their issuance, in whole, or in part, at the Company's option at a redemption price equal to 100% of the principal amount plus accrued interest and the make whole premium, as defined.

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

         The aggregate annual future payments due on the Senior Notes and other debt as of December 31, 1999 are as follows (in thousands):

         2000..............................................  $      17,775
         2001..............................................         20,129
         2002..............................................         24,704
         2003..............................................         35,962
         2004..............................................         38,077
         Thereafter........................................        441,897
                                                             -------------
                                                             $     578,544
                                                             =============

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

         Aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

         2000...............................................   $      4,426
         2001...............................................          4,446
         2002...............................................          3,554
         2003...............................................          2,610
         2004...............................................          2,669
                                                               ------------
                                                               $     17,705
                                                               ============

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

     The Company has been named in Marine Towing of Tampa, Inc. v. Hvide Marine Towing, pursuant to which the plaintiff seeks unspecified treble damages from the Company as a result of alleged violations of federal and state antitrust laws. The plaintiff has been a competitor of the Company in the harbor towing business in the port of Tampa, Florida since October 1999 and alleges that the unlawful monopoly in providing tug services in Tampa Bay and has unlawfully used its monopoly power and engaged in a conspiracy in restraint of trade to restrain others, including the plaintiff, from operating in the port and to maintain prices at artificially high levels. The specific acts of which the plaintiff complains include the non-exclusive franchise granted by the Tampa Port Authority to the Company, the Company's reduction of its rates and on-year exclusive-provider agreements with customers, and the Company's alleged unlawful conduct, that the plaintiff has not been restrained from competing in the market, and that the suit has no merit. The Company is unable to predict the ultimate outcome of this matter.

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

         On December 30, 1999, the Successor Company exercised its option to purchase an additional 25% equity interest in the Lightship Tankers and paid cash of $1 million and issued a note for $8.6 million. The Successor Company has an option to purchase the remaining 24.2% equity interest for approximately $11.0 million through December 31, 2000. The Successor Company has not yet determined whether or to what extent it will exercise the option.

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

     On the Effective Date, the Successor Company approved a new stock option plan, which provides certain key employees of the Successor Company the right to acquire shares of common stock. Pursuant to the plan, 500,000 shares of the Successor Company's common stock are reserved for issuance to the participants in the form of nonqualified stock options. Options may be granted at exercise prices not less than 100% of the fair market value of the underlying common stock on the date of grant. The vesting and other terms of the stock options granted under the plan will be determined by the compensation committee of the Board of Directors ("the Compensation Committee"). The options expire no later than seven years from the date of the grant.

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

     The following table of data is presented in connection with the stock option plans for both the Predecessor and Successor Company:

                                                                                                                     Successor
                                                                 Predecessor Company                                  Company
                                                                                              January 1 to          December 16 to
                                                                                              December 15,           December 31,
                                                  1997                     1998                  1999                  1999
                                          ----------------------  --------------------- ----------------------- -------------------
                                                       Weighted               Weighted               Weighted              Weighted
                                            Number      average     Number     average    Number      average     Number    average
                                              of       exercise       of      exercise      of       exercise       of     exercise
                                            options      price      options     price     options      price      options    price
                                            -------      -----      -------  ---------    -------      -----      -------    -----
Options outstanding at
     beginning of period...........          806,000  $   12.00      894,025  $  14.83     987,675   $  12.60      --      $   --
 Granted...........................          150,950      28.96      221,350     13.61     379,441       6.06     200,000    12.47
 Exercised.........................         (53,425)      12.00        (100)     12.00          --         --      --          --
 Cancelled.........................          (9,500)      14.73    (127,600)     29.35  (1,367,116)     10.78      --          --
                                            -------      -----      -------  ---------    -------      -----      -------    -----
Options outstanding at
      end of period................          894,025      14.83      987,675     12.60       --            --     200,000    12.47
                                            ========     =====      =======  =========   =========    =======    ========    =====
Options exercisable at end of period          99,325     12.00       228,325    12.73        --          --       100,000      --
                                            ========     =====      =======  =========   =========    =======    ========    =====
Options available for future grants at end
 of period.........................          113,050         --      891,700        --          --         --     300,000      --
                                            ========     =====      =======  =========   =========    =======    ========    =====

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

                                                                                                             January 1 to
                                                                            1997          1998             December 15, 1999
                                                                         --------  -----------          -----------------
         Net income (loss):
                As reported............................................  $    25,523  $    21,748          $   (248,355)
                Pro-forma..............................................       24,334       20,261              (250,863)

         Earnings per share--assuming dilution:
                As reported............................................         1.63         1.35                (16.02)
                Pro-forma..............................................         1.56         1.27                (16.18)


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

         The Board of Directors Stock Compensation Plan was approved in 1997 and provided for the issuance of a maximum of 30,000 shares of the Predecessor Company's common stock to non-employee directors. Each eligible director could elect to convert all or a portion their fees for attendance at Board and committee meetings into shares of the Predecessor Company's common stock at a 20% discount from the fair value of the shares at the date of issuance. Shares issued pursuant to the plan were 14,374 and 55,048 in 1998 and 1999, respectively.

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

15.      Income Taxes

         The United States and foreign components of income (loss) before income taxes and extraordinary item are as follows (in thousands):

                                                                                                              Successor
                                                               Predecessor Company                            Company
                                                                                         Period from         Period from
                                                             Year Ended                 January 1 to       December 16 to
                                                             December 31,               December 15,        December 31,
                                                 --------------------------------       -------------       ------------
                                                         1997            1998              1999                 1999
                                                   --------------  --------------     ---------------     ---------------
United States................................      $    39,013     $       (2,525)    $    (314,447)      $         (855)
Foreign......................................            5,592             39,364          (232,555)                (710)
                                                   -----------     --------------     --------------      ---------------
     Total...................................      $    44,605     $       36,839     $    (547,002)      $       (1,565)
                                                   ===========     ==============     ==============      ===============

         The components of the provision for income tax expense (benefit) are as follows (in thousands):

                                                                                                              Successor
                                                       Predecessor Company                                    Company
                                                                                         Period from         Period from
                                                             Year Ended                 January 1 to       December 16 to
                                                             December 31,               December 15,        December 31,
                                                 ----------------------------------     -------------       ------------
                                                         1997           1998                1999                1999
                                                   -------------   ---------------    -----------------   ----------
Current:
    Federal..................................      $      3,803    $           --     $         (2,234)   $            --
    Foreign..................................                --             4,603                2,234                 --
                                                   ------------    --------------     -----------------   ---------------
         Total current.......................             3,803             4,603                   --                 --
                                                   ------------    --------------     -----------------   ---------------

Deferred ....................................            13,147             8,886              (32,004)                --
                                                   ------------    --------------     -----------------   ---------------
    Total income tax expense (benefit).......      $     16,950    $       13,489     $        (32,004)   $            --
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

                                                                   Predecessor Company                        Company
                                                                                         Period from         Period from
                                                             Year Ended                 January 1 to       December 16 to
                                                             December 31,               December 15,        December 31,
                                                 ----------------------------------     -------------       ------------
                                                         1997           1998               1999                 1999
                                                   -------------   ---------------    ---------------      ---------
Income tax expense computed at the federal
     statutory rate...............................           35%              35%               (35)%               (35)%
State income taxes................................            3                1                 (1)                 (1)
Permanent reorganization items....................           --               --                  2                  --
Reduction of tax attributes.......................           --               --                 20                  --
Valuation allowance...............................           --               --                  8                  36
Other.............................................           --                1                 --                  --
                                                     ----------    -------------      -------------       -------------
                                                            38%              37%                 (6)%                 0%
                                                     ==========   ==============      =============       ==============

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

16.      Stockholder's Equity

         Pursuant to the Plan, prior to the effective date, shares of the Predecessor Company's Class B common stock were converted to Class A common stock. On the Effective Date, holders of Predecessor Company Class A common stock and holders of certain rights to obtain common stock under the Predecessor Company's compensation plans were issued 125,000 warrants to purchase Class A common stock of the Successor Company on a pro rata basis. The warrants have a four-year term and an exercise price of $38.49 per share. On the Effective Date, all classes of the Predecessor Company's equity securities were cancelled.

     Pursuant to the articles of incorporation of the Successor, there are 20 million shares of common stock authorized for issuance, of which 10 million were granted at the Effective Date in exchange for Predecessor Company liabilities as discussed in Note 3. The Successor Company's Class A common shares were issued on January 21, 2000.

     At the  Effective  Date,  holders of the  Predecessor  Company's  Preferred
Securities, discussed in Note 9, received 0.2 million shares of Successor Company Class A common stock and 125,000 common stock purchase warrants. The warrants have a four-year term and an exercise price of $38.49 per share.

         At the Effective Date, the holders of the Predecessor Company's Senior Notes, discussed in Note 7, received 9.8 million shares of Successor Company Class A common stock.

     As discussed in Note 7, the holders of Senior Secured Notes received 536,193 common stock purchase warrants. The warrants have a six and one-half year term and an exercise price of $0.01 per warrant. As determined by the Company's management, the fair value of the warrants was approximately $8.9 million and was recorded as a component of additional paid in capital of the Successor.

     All of the Successor Company's outstanding warrants contain customary anti-dilution provisions for issuances of common stock, splits, combinations and certain other events, as defined. In addition, the outstanding warrants have certain registration rights, as defined.

     In connection with the issuance of the Senior Secured Notes, the Successor Company issued 187,668 Class A Warrants to purchase common stock to an investment advisor. The warrants have a six and one-half year term and an exercise price of $0.01. As determined by the Company's management, the fair value of the warrants was estimated to be approximately $3.5 million and was recorded as financing costs.

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

         The  following  schedule  presents   information  about  the  Company's
operations in these segments (in thousands):

                                                                                                                    Successor
                                                                     Predecessor Company                             Company
                                                                                              Period from          Period from
                                                              Year Ended                      January 1 to       December 16 to
                                                             December 31,                      December 15,       December 31,
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
                                                 ===============       ===============       ===============    ===============


                                                                 Consolidated Balance Sheet Information
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
                                                ===============        =============         =============     ==============


                                                                Consolidated Balance Sheet Information
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



                                                                Condensed Consolidating Balance Sheet
                                                                           (in thousands)
                                                                          December 31, 1999
                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Assets

Current assets.......................
   Cash and cash equivalents............. $     4,830  $        10,724   $         3,492    $          --    $       19,046
   Restricted cash.......................      15,027              190                --               --            15,217
   Accounts receivable:
     Trade, net..........................       1,804           41,307             5,132            (688)            47,555
     Insurance claims and other..........       1,866            5,178               516            (785)             6,775
     Marine operating supplies...........        (465)           6,291             4,806               --            10,632
   Prepaid expenses......................         933            2,593               487               --             4,013
                                          -----------  ---------------   ---------------    -------------    --------------
     Total current assets................      23,995           66,283            14,433          (1,473)           103,238

Property:
   Construction in progress..............          --            1,205               140               --             1,345
   Vessel and improvements...............       9,292          384,702           304,985               --           698,979
   Furniture and equipment...............       5,822            5,186               635               --            11,643
   Less accumulated depreciation.........       (196)          (1,204)          (20,687)               --          (22,087)
                                          -----------  ---------------   ---------------    -------------    --------------
   Net property..........................      14,918          389,889           285,073               --           689,880
Deferred costs (net).....................      14,962            6,069             8,433               --            29,464
Restricted investments...................          --               --             3,752               --             3,752
Due from affiliates......................     (82,320)         120,532           (34,734)          (3,478)               --
Goodwill, net............................          --               --                --               --                --
     Other...............................     537,880          356,948            43,037         (933,459)            4,406
                                          -----------  ---------------   ---------------    -------------    --------------
                                          $   509,435  $       939,721   $       319,994    $    (938,410)   $      830,740
                                          ===========  ===============   ===============    =============    ==============

Current liabilities:
   Accounts payable...................... $     1,383  $         8,565   $           947    $          --    $       10,895
   Current maturities of long term debt..      12,065            1,891             3,820               (1)           17,775
   Current obligations under capital leases       555            2,777                --               --             3,332
   Accrued interest......................       2,418               --               684               --             3,102
   Accrued liabilities and other.........      18,685           17,214             3,063           (1,473)           37,489
                                          -----------  ---------------   ---------------    -------------    --------------
     Total current liabilities...........      35,106           30,447             8,514           (1,474)           72,593

   Long-term debt........................     214,212           27,410           224,147               --           465,769
   Obligations under capital leases......      13,662           20,272                --               --            33,934
   Senior notes..........................      76,709               --                --               --            76,709
   Deferred income taxes.................          --               --                --               --                --
   Other.................................       4,425            1,299               226                2              5,952

Company-obligated mandatorily redeemable
   preferred securities of a subsidiary trust
   holding solely debentures issued by the
   Company...............................          --               --                 --              --                 --

Minority interest........................          --              (1)                --           10,458            10,457

Commitments and contingencies
Stockholders' equity:
  Common stock..........................         100               --                --               --               100
  Additional paid in capital.............     166,786          633,985            11,143        (645,123)           166,791
  Retained earnings (accumulated
    deficit).............................     (1,565)          226,308            75,964        (302,272)           (1,565)
                                          -----------  ---------------   ---------------    -------------    --------------
       Total stockholders' equity........     165,321          860,293            87,107        (947,395)           165,326
                                          -----------  ---------------   ---------------    -------------    --------------
                                          $   509,435  $       939,721   $       319,994    $   (938,410)    $      830,740
                                          ===========  ===============   ===============    =============    ==============


                                                                Condensed Consolidating Balance Sheet
                                                                           (in thousands)
                                                                          December 31, 1998

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Assets

Current assets.......................
   Cash and cash equivalents............. $     1,401  $         7,101   $         1,604    $          --    $       10,106
   Restricted cash.......................          --               --                --               --                --
   Accounts receivable:
     Trade, net..........................       5,337           62,973             1,810            (672)            69,448
     Insurance claims and other..........       4,874            7,015               401               --            12,290
   Marine operating supplies.............       2,707           13,704             2,864            (277)            18,998
   Prepaid expenses......................       1,373            2,852               398               --             4,623
                                          -----------  ---------------   ---------------    -------------    --------------
     Total current assets................      15,692           93,645             7,077            (949)           115,465

Property:
   Construction in progress..............      14,573           24,716            76,601              166           116,056
   Vessel and improvements...............     116,256          710,114           219,358          (3,011)         1,042,717
   Furniture and equipment...............       6,833            9,597               898               --            17,328
   Less accumulated depreciation.........    (23,974)         (58,839)          (12,655)               --          (95,468)
                                          -----------  ---------------   ---------------    -------------    --------------
   Net property..........................     113,688          685,588           284,202          (2,845)         1,080,633
Deferred costs (net).....................      15,642           15,704             7,711            (286)            38,771
Restricted investments...................          --               --            23,344               --            23,344
Due from affiliates......................     167,216         (117,420)          (50,230)             434                --
Goodwill, net............................         114           86,842                --            4,401            91,357
     Other...............................     697,005          822,426            32,467      (1,546,201)             5,697
                                          -----------  ---------------   ---------------    -------------    --------------
                                          $ 1,009,357  $     1,586,785   $       304,571    $ (1,545,446)    $    1,355,267
                                          ===========  ===============   ===============    =============    ==============

Current liabilities:
   Accounts payable...................... $     6,190  $        19,388   $         1,181    $          --    $       26,759
   Current maturities of long term debt..     261,106              859             2,376               --           264,341
   Current obligations under capital leases       630             2,361               --                --            2,991
   Accrued interest......................       9,688              175               690               --            10,553
   Accrued liabilities and other.........       5,166           17,426             5,753            (722)            27,623
                                          -----------  ---------------   ---------------    -------------    --------------
     Total current liabilities...........     282,780           40,209            10,000            (722)           332,267

   Long-term debt........................     136,355           15,766           222,597        (118,557)           256,161
   Obligations under capital leases......      14,186           22,797                --               --            36,983
   Senior notes..........................     300,000               --                --               --           300,000
   Deferred income taxes.................      25,649            7,072                --               --            32,721
   Other.................................       2,352            3,084               115               --             5,551

Preferred securities.....................          --          115,000                --               --           115,000

Minority interest........................          --                1                --           28,548            28,549

Commitments and contingencies
Stockholders' equity:
  Common stock...........................          15               17                 3             (20)                15
  Additional paid in capital.............     196,822          658,017            30,086        (688,103)           196,822
  Retained earnings......................      51,198          724,822            41,770        (766,592)            51,198
                                          -----------  ---------------   ---------------    -------------    --------------
       Total stockholders' equity........     248,035        1,382,856            71,859      (1,454,715)           248,035
                                          -----------  ---------------   ---------------    -------------    --------------
                                          $ 1,009,357  $     1,586,785   $       304,571    $ (1,545,446)    $    1,355,267
                                          ===========  ===============   ===============    =============    ==============




                                                                Condensed Consolidating Statement of Operations
                                                                           (in thousands)
                                                      For the Period December 16, 1999 to December 31, 1999

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated

Revenues................................. $     2,118  $        10,516   $         3,203    $     (2,358)    $       13,479
Operating expenses:
   Crew payroll and benefits.............         876            2,598               681               --             4,155
   Charter hire and bond guarantee fee...          80            2,618                --          (2,144)               554
   Repair and maintenance................          70              594                55               --               719
   Insurance.............................          51              338               143               --               532
   Consumables...........................         217            1,228               224              (9)             1,660
   Rent and utilities....................          91              613             (110)            (167)               427
                                          -----------  ---------------   ---------------    -------------    --------------
     Total operating expenses............       1,385            7,989               993          (2,320)             8,047
Selling, general and administrative expenses:
   Salaries and benefits.................         239              522               109               --               870
   Office................................          83              125                12               --               220
   Professional fees.....................         203              (6)                14               --               211
   Other.................................         100              419                59            (236)               342
                                          -----------  ---------------   ---------------    -------------    --------------
   Total overhead expenses...............         625            1,060               194            (236)             1,643
   Depreciation, amortization and drydocking      222             1,445              402                --            2,069

Income (loss) from operations............       (114)               22             1,614              198             1,720

Other income (expense):
   Interest expense......................     (2,041)               --              (715)              --           (2,756)
   Interest income.......................          24               --                44               --                68
   Minority interest and equity earnings of
     subsidiaries........................         565            1,645               582          (3,200)             (408)
   Loss on disposal of assets............          --               --                --               --                --
     Other...............................           1                9                (1)           (198)             (189)
                                          -----------  ---------------   ---------------    -------------    --------------
       Total other expense, net..........     (1,451)            1,654              (90)          (3,398)           (3,285)
   Income (loss) before reorganization items,
   income taxes and extraordinary item...     (1,565)            1,676             1,524          (3,200)           (1,565)
Reorganization items:
   Professional fees.....................          --               --                --               --                --
   Write down of goodwill and property...          --               --                --               --                --
   Other, net............................          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
     Total reorganization items..........          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before income taxes and
   extraordinary item....................     (1,565)            1,676             1,524          (3,200)           (1,565)
Provision for (benefit from) income taxes         --               --                 --               --               --

Income (loss) before extraordinary item..     (1,565)            1,676             1,524          (3,200)           (1,565)
Gain (loss) on early extinguishment of debt,
   net of applicable income taxes........          --               --                --               --                --
                                          -----------  ---------------   ---------------    -------------    --------------
Net income (loss)........................ $   (1,565)  $         1,676   $         1,524    $     (3,200)    $      (1,565)
                                          ===========  ===============   ===============    =============    ==============




                                                               Condensed Consolidating Statement of Operations
                                                                           (in thousands)
                                                       For the Period January 1, 1999 to December 15, 1999

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Revenues................................. $    48,598  $       279,355   $        60,999    $    (60,201)    $      328,751
Operating expenses:
   Crew payroll and benefits.............      17,405           59,386            14,799            (216)            91,374
   Charter hire and bond guarantee fee...       1,859           61,192                --         (47,260)            15,791
   Repairs and maintenance...............       2,263           22,796             1,182            (196)            26,045
   Insurance.............................       1,569            9,694             1,453               --            12,716
   Consumables...........................       4,063           29,556             5,381          (3,034)            35,966
   Rent and utilities....................       2,963           21,049            10,851          (4,002)            30,861
                                          -----------  ---------------   ---------------    -------------    --------------
     Total operating expenses............      30,122          203,673            33,666         (54,708)           212,753
Selling, general and administrative expenses:
   Salaries and benefits.................       5,836            9,409             2,803               --            18,048
   Office................................       2,569            3,598               396               --             6,563
   Professional fees.....................       6,753            2,419             1,275               --            10,447
   Other.................................       1,684           14,663             2,025          (5,616)            12,756
                                          -----------  ---------------   ---------------    -------------    --------------
   Total overhead expenses...............      16,842           30,089             6,499          (5,616)            47,814
   Depreciation, amortization and drydocking   12,105           57,793             9,524             (12)            79,410

Income (loss)  from operations...........    (10,471)         (12,200)            11,310              135          (11,226)

Other income (expense):
   Interest expense......................    (61,692)            (407)          (17,150)            8,034          (71,215)
   Interest income.......................       2,850            5,558               467          (8,034)               841
   Minority interest and equity earnings of
     subsidiaries........................   (377,286)        (286,522)           (3,938)          665,150           (2,596)
   Loss on disposal of asset sales.......    (13,573)         (12,085)                --               --          (25,658)
   Other.................................       4,629         (15,332)             2,658            4,170           (3,875)
                                          -----------  ---------------   ---------------    -------------    --------------
     Total other expense, net............   (445,072)        (308,788)          (17,963)          669,320         (102,503)
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before reorganization items,
   income taxes and extraordinary item...   (455,543)        (320,988)           (6,653)          669,455         (113,729)
Reorganization items:
   Professional fees.....................     (8,535)               --                --               --           (8,535)
   Write down of goodwill and property...    (79,868)        (332,999)           (2,730)          (4,401)         (419,998)
                                                                                                                          -
   Other.................................     (4,154)            (586)                --               --           (4,740)
                                          -----------  ---------------   ---------------    -------------    --------------
     Total reorganization items..........    (92,557)        (333,585)           (2,730)          (4,401)         (433,273)
                                          -----------  ---------------   ---------------    -------------    --------------
Income (loss) before taxes and extraordinary
   item..................................   (548,100)        (654,573)           (9,383)          665,054         (547,002)
Provision for (benefit from) taxes.......    (32,004)               --                --               --          (32,004)
                                          -----------  ---------------   ---------------    -------------    --------------
Loss before extraordinary item...........   (516,096)        (654,573)           (9,383)          665,054         (514,998)
Gain (loss) on early extinguishment of debt  267,741           (1,098)               --                --          266,643
                                          -----------  ---------------   ---------------    -------------    --------------
   Net income (loss)..................... $ (248,355)  $     (655,671)   $       (9,383)    $     665,054    $    (248,355)
                                          ===========  ===============   ===============    =============    ==============



                                                                Condensed Consolidating Statement of Operations
                                                                           (in thousands)
                                                                          Year ended December 31, 1998

                                                           Guarantor       Non Guarantor                         Condensed
                                              Parent     Subsidiaries      Subsidiaries       Eliminations     Consolidated
Revenues................................. $    69,616  $       452,615   $        16,470    $   (133,908)    $      404,793
Operating expenses:
   Crew payroll and benefits.............      21,507           68,744             3,851          (1,619)            92,483
   Charter hire and bond guarantee fee...       3,633           69,113                --         (53,067)            19,679
   Repair and maintenance................       3,888           15,376               543               --            19,807
   Insurance.............................       2,014           10,348               356               --            12,718
   Consumables...........................       5,994           36,846               687          (3,899)            39,628
   Rent and utilities....................       3,408           26,669               484          (1,275)            29,286
                                          -----------  ---------------   ---------------    -------------    --------------
     Total operating expenses............      40,444          227,096             5,921         (59,860)           213,601
Selling, general and administrative expenses:
   Salaries and benefits.................       9,344           10,220             1,498               --            21,062
   Office................................       2,013            3,574               240               --             5,827
   Professional fees.....................       2,868            1,848             2,247               --             6,963
   Other.................................       3,621            9,783             1,565          (5,642)             9,327
                                          -----------  ---------------   ---------------    -------------    --------------
   Total overhead expenses...............      17,846           25,425             5,550          (5,642)            43,179
   Depreciation, amortization and drydocking   13,690           47,384             3,170              --             64,244

Income (loss) from operations............     (2,364)          152,710             1,829         (68,406)            83,769

Other income (expense):
   Interest expense......................    (50,483)             (269)           (8,810)          9,839            (49,723)
   Interest income.......................       2,767            7,707             7,850          (9,839)             8,485
   Minority interest and equity earnings of
     subsidiaries........................      81,513           75,136               593        (163,090)            (5,848)
   Loss on disposal of assets............          --               --                --               --                --
   Other.................................       4,538         (71,872)               277           67,213               156
                                          -----------  ---------------   ---------------    -------------    --------------
     Total other expense, net............      38,335           10,702               (90)        (95,877)          (46,930)
Income (loss) before reorganization items,
   income taxes and extraordinary item...      35,971          163,412             1,739        (164,283)            36,839
Provision for (benefit from) income taxes      13,489             --                 --               --             13,489
Income (loss) before extraordinary item..      22,482          163,412             1,739        (164,283)            23,350
Gain (loss) on early extinguishment of debt,
   net of applicable income taxes........       (734)               --             (868)               --           (1,602)
                                          -----------  ---------------   ---------------    -------------    --------------
Net income (loss)........................ $    21,748  $       163,412   $           871    $   (164,283)    $       21,748
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
                                          ===========  ===============   ===============    =============    ==============



                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                         (In thousands)
                                                                       For the Period December 16, 1999 to December 31, 1999
                                                                             Guarantor    Non Guarantor                  Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss)..........................................  $   (1,565)  $    1,676  $      1,524      $ (3,200)    $ (1,565)
   Adjustments to reconcile  net income (loss)
     to net cash provided by operating
     activities:
       Reorganization items:
         Write-off of goodwill..............................          --           --              --            --            --
         Revaluation of property and related assets..........          --           --              --            --            --
         Accrued reorganization expenses................               --           --              --            --            --
         Revaluation of other liabilities and assets..........          --           --              --            --            --
       Loss (gain) on early extinguishment of debt............
       Depreciation and amortization of property .............         157        1,251             387            --         1,795
       Provision for bad debts................................           4           39              13            --            56
       Loss (gain) on disposal of assets......................          --           --              --            --            --
       Amortization of drydocking costs.......................          --          259               9            --           268
       Amortization of goodwill...............................          --           --               6            --             6
       Amortization of discount on long-term debt
               and financing costs............................          65          115            --            --             180

       Deferred income tax provision (benefit)................          --           --              --            --            --
       Minority partners' equity in (earnings)
               loss of subsidiaries, net......................          --           --            --           408             408

       Undistributed losses of affiliates.....................       (565)      (1,646)           (582)         2,793            --
       Other non-cash items...................................          --           --              --            --            --
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
       Accounts receivable....................................       (208)        1,583         (1,068)           865         1,172
       Marine operating supplies..............................       (157)          240             156            --           239
       Other current and long-term assets.....................      22,970      (2,104)             124      (21,108)         (118)
       Accounts payable and other liabilities.................         515      (1,469)             515         (865)       (1,304)
                                                               -----------  -----------  --------------  ------------  ------------
             Net cash provided by operating activities........      21,216       (56)            1,084       (21,107)        1,137

Investing activities:

   Purchases of property......................................          --        (458)           (139)            --         (597)
   Acquisitions of businesses, net of
             cash acquired of $3,525 in 1997..............           (1,000)         --            --            --         (1,000)

   Payments on vessels under construction.....................
   Purchases of restricted investments........................          --           --              --            --            --
   Redemption of restricted investments.......................          --           --              --            --            --
   Capital contributions to consolidated affiliates...........          --           --              --            --            --
   Proceeds from disposals of assets..........................          --           --              --            --            --
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........     (1,000)        (458)           (139)            --       (1,597)

Financing activities:

   Repayments of short-term borrowings........................          --           --              --            --            --
   Proceeds from DIP credit facility..........................
   Proceeds from long-term borrowings.........................          --           --              --            --            --
   Repayment of long-term borrowings..........................          --         (80)              --            --          (80)
   Proceeds from issuance of Senior notes and warrants........
   Proceeds from issuance of Successor
    Company Senior Secured Notes
    with warrants.............................................          --           --              --            --            --
   Proceeds from issuance of Title XI bonds...................          --           --              --            --            --
   Repayment of Title XI bonds................................     (1,252)           --              --            --       (1,252)
   Escrow of restricted cash..................................          --           --              --            --            --
   Payments of financing costs................................          --           --              --            --            --
   Proceeds from sale-leaseback of vessels....................
   Payments of obligations under capital leases...............        (36)        (123)              --            --         (159)
   Proceeds from issuance of common stock.....................          --           --              --            --            --
   Proceeds from issuance of redeemable
     preferred securities, net................................          --           --            --            --              --
   Repayment of DIP credit facility...........................          --           --              --            --            --
   Capital contribution (to) from consolidated affiliates.....    (21,707)          279             321        21,107            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..    (22,995)           76             321        21,107       (1,491)
Change in cash and cash equivalents...........................     (2,779)        (438)           1,266            --       (1,951)
Cash and cash equivalents at beginning of period..............       7,609       11,162           2,226            --        20,997
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     4,830  $    10,724  $        3,492  $         --   $   19,046
                                                               ===========  ===========  ==============  ============  ============



                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                         (In thousands)
                                                                     For the Period December 1, 1999 to December 15, 1999

                                                                             Guarantor    Non Guarantor                  Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss)..........................................    (248,355)  $   (655,671)  $    (9,383)    $ 665,054    $ (248,355)
   Adjustments to reconcile  net income (loss)
     to net cash provided by operating
     activities:
       Reorganization items:
         Write-off of goodwill................................         109       83,542              --         4,401        88,052
         Revaluation of property and related assets...........      79,759       249,457         2,730             --       331,946
         Accrued reorganization expenses......................       5,828          --              --             --         5,828
         Revaluation of other liabilities and assets..........       1,710        1,162              --            --         2,872
       Loss (gain) on early extinguishment of debt............   (151,643)    (115,000)              --            --     (266,643)
       Depreciation and amortization of property .............       9,186       46,178           8,856            --        64,220
       Provision for bad debts................................         746        5,199             235            --         6,180
       Loss (gain) on disposal of assets......................      13,573       12,085              --            --        25,658
       Amortization of drydocking costs.......................       2,861        8,158             230            --        11,249
       Amortization of goodwill...............................          58        3,444             438            --         3,940
       Amortization of discount on long-term
          debt and financing costs............................       1,624          180           973              --         2,777

       Deferred income tax provision (benefit)................    (32,004)           --              --            --      (32,004)
       Minority partners' equity in (earnings)
         loss of subsidiaries, net............................       --              --            --       (2,596)         (2,596)

       Undistributed losses of affiliates.....................     377,286      287,241           3,938     (668,465)            --
       Other non-cash items...................................       (164)           --              --            --         (164)
       Changes in operating assets and liabilities,
         net of effect of  acquisitions:
       Accounts receivable....................................       5,997       16,569         (2,502)          (64)        20,000
       Marine operating supplies..............................      (1,054)       3,661         (2,098)         (277)           232
       Other current and long-term assets.....................     111,982       33,135         (3,228)     (148,298)       (6,409)
       Accounts payable and other liabilities.................      14,800      (8,496)         (3,334)           114         3,084
                                                               -----------  -----------  --------------  ------------  ------------
           Net cash provided by operating activities..........     192,299      (29,156)        (3,145)     (150,131)         9,867

Investing activities:

   Purchases of property......................................    (13,043)     (27,584)        (13,672)       (2,845)      (57,144)
   Acquisitions of businesses, net of cash
        acquired of $3,525 in 1997............................          --           --              --            --            --
   Payments on vessels under construction.....................          --      (5,102)              --            --       (5,102)
   Purchases of restricted investments........................          --           --        (45,790)            --      (45,790)
   Redemption of restricted investments.......................          --           --          65,382            --        65,382
   Capital contribution to unconsolidated affiliates..........          --           --              --            --            --
   Proceeds from disposals of assets..........................      15,045       17,807              --            --        32,852
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........       2,002     (14,879)           5,920       (2,845)       (9,802)
Financing activities:

   Repayments of short-term borrowings........................
   Proceeds from DIP credit facility..........................      26,690           --              --            --        26,690
   Proceeds from long-term borrowings.........................     231,008       14,200              --            --       245,208
   Repayment of long-term borrowings..........................   (287,299)        (906)              --            --     (288,205)
   Proceeds from issuance of Senior notes and warrants........      85,500           --              --            --        85,500
   Proceeds from issuance of Successor
    Company Senior Secured Notes
    with warrants.............................................
   Proceeds from issuance of Title XI bonds...................          --           --           5,428            --         5,428
   Repayment of Title XI bonds................................     (3,670)        (539)         (2,434)            --       (6,643)
   Escrow of restricted cash..................................    (15,027)        (190)              --            --      (15,217)
   Payments of financing costs................................    (12,186)           --           (492)            --      (12,678)
   Proceeds from sale-leaseback of vessels....................          --           --              --            --            --
   Payments of obligations under capital leases...............       (563)      (2,257)              --            --       (2,820)
   Proceeds from issuance of common stock.....................         253           --              --            --           253
   Proceeds from issuance of redeemable preferred
             securities, net..................................        --             --            --            --            --
   Repayment of DIP credit facility...........................    (26,690)           --              --            --      (26,690)
   Capital contributions (to) from consolidated affiliates....   (186,109)       37,788         (4,655)       152,976            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..   (188,093)       48,096         (2,153)       152,976        10,826
                                                               -----------  -----------  --------------  ------------  ------------
Change in cash and cash equivalents...........................       6,208        4,061             622            --        10,891
Cash and cash equivalents at beginning of period..............       1,401        7,101           1,604            --        10,106
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     7,609  $    11,162  $        2,226  $         --   $   20,997
                                                               ===========  ===========  ==============  ============  ============



                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                       (In thousands)
                                                                                  Year ended December 31, 1998
                                                                             Guarantor    Non Guarantor                  Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss).......................................... $  21,748    $   163,412   $      871     $ (164,283)     $ 21,748
   Adjustments to reconcile  net income (loss) to
     net cash provided by operating
     activities:
       Reorganization items:
         Write-off of goodwill................................
         Revaluation of property and related assets
         Accrued reorganization expenses
         Revaluation of other liabilities and assets..........
       Loss (gain) on early extinguishment of debt............         734           --             868            --         1,602
       Depreciation and amortization of property .............       9,088       37,602           2,416            --        49,106
       Provision for bad debts................................         176          911              --            --         1,087
       Loss (gain) on disposal of assets......................        (29)            3              --            --          (26)
       Amortization of drydocking costs.......................       4,575        6,539             240            --        11,354
       Amortization of goodwill...............................          27        3,243             514            --         3,784
       Amortization of discount on long-term
            debt and financing costs..........................       1,274           --             215            --        1,489

       Deferred income tax provision (benefit)................      10,189           --              --            --        10,189
       Minority partners' equity in (earnings)
           loss of subsidiaries, net..........................         --       (2,973)           1,346            --       (1,627)
       Undistributed losses of affiliates.....................    (81,513)     (81,379)            (593)       163,090         (395)
       Other non-cash items...................................         217           --              --            --           217
    Changes in operating assets and liabilities,
      net of effect of acquisitions:
       Accounts receivable....................................     (6,456)     (33,856)           (817)            19      (41,110)
       Marine operating supplies..............................       (209)      (2,787)         (1,544)           270       (4,270)
       Other current and long-term assets.....................    (12,504)     (24,439)          19,340           100      (17,503)
       Accounts payable and other liabilities.................       9,381       15,907           5,999          (14)        31,273
                                                               -----------  -----------  --------------  ------------  ------------
            Net cash provided by operating activities........     (43,302)     82,183          28,855           (818)        66,918

Investing activities:

   Purchases of property......................................    (15,803)     (76,057)        (23,479)           818     (114,521)
   Acquisitions of businesses, net
       of cash acquired of $3,525 in 1997.....................   (341,442)     360,987)             44        328,850     (373,535)
   Payments on vessels under construction.....................          --           --       (155,980)            --     (155,980)
   Purchases of restricted investments........................          --           --       (369,629)            --     (369,629)
   Redemption of restricted investments.......................          --           --         515,584            --       515,584
   Capital contribution to unconsolidated affiliates..........     (3,233)           --              --            --       (3,233)
   Proceeds from disposals of assets..........................          --           --              --            --            --
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........   (360,478)    (437,044)        (33,460)       329,668     (501,314)

Financing activities:

   Repayments of short-term borrowings........................          --           --              --            --            --
   Proceeds from DIP credit facility..........................          --           --              --            --            --
   Proceeds from long-term borrowings.........................     431,700           --              --            --       431,700
   Repayment of long-term borrowings..........................   (313,746)        (192)              --            --     (313,938)
   Proceeds from issuance of Senior notes and warrants........     292,500           --              --            --       292,500
   Proceeds from issuance of Successor
    Company Senior Secured Notes
    with warrants.............................................          --           --              --            --            --
   Proceeds from issuance of Title XI bonds...................          --           --         139,023            --       139,023
   Repayment of Title XI bonds................................     (6,693)        (647)       (129,910)            --     (137,250)
   Escrow of restricted cash..................................          --           --              --            --            --
   Payments of financing costs................................     (2,760)           --         (8,059)            --      (10,819)
   Proceeds from sale-leaseback of vessels....................      10,025       22,597              --            --        32,622
   Payments of obligations under capital leases...............       (552)      (4,536)              --            --       (5,088)
   Proceeds from issuance of common stock.....................         800           --              --            --           800
   Proceeds from issuance of redeemable preferred
      securities, net.........................................         --            --              --            --            --
   Repayment of DIP credit facility...........................          --           --              --            --            --
   Capital contributions (to) from consolidated affiliates....     (8,603)      332,316           5,137     (328,850)            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..     402,671      349,538           6,191     (328,850)       429,550
Change in cash and cash equivalents...........................     (1,109)      (5,323)           1,586            --       (4,846)
Cash and cash equivalents at beginning of period..............       2,510       12,424              18            --        14,952
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     1,401  $     7,101  $        1,604  $         --   $   10,106
                                                               ===========  ===========  ==============  ============  ============



                                                                         Condensed Consolidating Statement of Cash Flows
                                                                                         (In thousands)

                                                                                    Year ended December 31, 1997
                                                                             Guarantor    Non Guarantor                 Condensed
                                                                  Parent    Subsidiaries  Subsidiaries  Eliminations   Consolidated
Operating activities:

   Net income (loss).........................................  $    25,523  $     173,736  $     (369)   $ (173,367)     $   25,523
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill................................
         Revaluation of property and related assets
         Accrued reorganization expenses
         Revaluation of other liabilities and assets..........
       Loss (gain) on early extinguishment of debt............       2,132                                         --         2,132
       Depreciation and amortization of property .............       6,616       11,060           1,417            --        19,093
       Provision for bad debts................................         217          812              --            --         1,029
       Loss (gain) on disposal of assets......................         493           31              --            --           524
       Amortization of drydocking costs.......................       3,096        1,962             292            --         5,350
       Amortization of goodwill...............................          38          698              21            --           757
       Amortization of discount on long-term
             debt and financing costs.........................         680           --             176         (176)           680
       Deferred income tax provision (benefit)................      13,147           --              --            --        13,147
       Minority partners' equity in (earnings)
            loss of subsidiaries, net.........................         --              --            --         (183)          (183)
       Undistributed losses of affiliates.....................    (53,147)    (117,993)           (192)       171,222         (110)
       Other non-cash items...................................          95           --              --            --            95
    Changes in operating assets and liabilities,
     net of effect of acquisitions:
       Accounts receivable....................................       (735)     (51,995)          32,073            17      (20,640)
       Marine operating supplies..............................       (158)        (881)              --             7       (1,032)
       Other current and long-term assets.....................     175,840    (150,154)        (31,674)       (2,480)       (8,468)
       Accounts payable and other liabilities.................     (2,372)        3,205             160         1,152         2,145
                                                               -----------  -----------  --------------  ------------  ------------
            Net cash provided by operating activities.........     171,465     (129,519)         1,904        (3,808)       40,042

Investing activities:

   Purchases of property......................................    (15,061)     (53,811)           (458)         2,213      (67,117)
   Acquisitions of businesses, net of
         cash acquired of $3,525 in 1997......................   (194,723)          --            --            --        (194,723)
   Payments on vessels under construction.....................          --        (910)              --            --         (910)
   Purchases of restricted investments........................          --           --              --            --            --
   Redemption of restricted investments.......................          --           --              --            --            --
   Capital contribution to unconsolidated affiliates..........       (226)           --              --            --         (226)
   Proceeds from disposals of assets..........................          --        1,633              --            --         1,633
         Purchase of minority interest in subsidiary..........          --           --              --            --            --
                                                               -----------  -----------  --------------  ------------  ------------
               Net cash used in investing activities..........   (210,010)     (53,088)           (458)         2,213     (261,343)

Financing activities:

   Repayments of short-term borrowings........................     (8,000)      (8,242)              --            --      (16,242)
   Proceeds from DIP credit facility..........................          --           --              --            --            --
   Proceeds from long-term borrowings.........................     177,210           --              --            --       177,210
   Repayment of long-term borrowings..........................   (108,660)     (21,756)         (1,446)         1,446     (130,416)
   Proceeds from issuance of Senior notes and warrants........          --           --              --            --            --
   Proceeds from issuance of Successor Company Senior
    Secured Notes with warrants...............................          --           --              --            --            --
   Proceeds from issuance of Title XI bonds...................          --           --              --            --            --
   Repayment of Title XI bonds................................     (5,461)           --              --            --       (5,461)
   Escrow of restricted cash..................................          --           --              --            --            --
   Payments of financing costs................................     (2,724)           --              --            --       (2,724)
   Proceeds from sale-leaseback of vessels....................          --           --              --            --            --
   Payments of obligations under capital leases...............       (191)      (1,277)              --            --       (1,468)
   Proceeds from issuance of common stock.....................      94,628           --              --            --        94,628
   Proceeds from issuance of redeemable
             preferred securities, net........................        --         111,109            --            --        111,109
   Repayment of DIP credit facility...........................          --           --              --            --            --
   Capital contribution (to) from consolidated affiliates.....   (112,984)      112,835              --           149            --
                                                               -----------  -----------  --------------  ------------  ------------
         Net cash provided by (used in) financing activities..      33,818      192,669         (1,446)         1,595       226,636
Change in cash and cash equivalents...........................     (4,727)       10,062              --            --         5,335
Cash and cash equivalents at beginning of period..............       7,237        2,362              18            --         9,617
                                                               -----------  -----------  --------------  ------------  ------------
Cash and cash equivalents at end of period.................... $     2,510  $    12,424  $           18  $         --    $   14,952



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

24.      Subsequent Events

     The Company has entered into an amendment to the Credit Facility with the lending banks under which the relevant covenants have been modified through March 31, 2001 and the Company is required to prepay principal under the term loans aggregating $10.0 million before June 30, 2000, $35.0 million before August 31, 2000, and $60.0 million before January 1, 2001. The Company intends to sell vessels and other assets to obtain the funds with which to make these payments and may sell certain vessels at amounts below their carrying values. The amended Credit Facility further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35 million. The amounts that the Company has agreed to prepay in 2000 have not been reclassified to current maturities of long-term debt because the prepayments will be made with the proceeds from sales of long-term assets. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the Credit Facility. The Company is required to pay a fee of $4.5 million to the lending banks in connection with the amendment, payable in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 and (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.