Form 10-Q
period 2000-03-31
HVIDE MARINE INC
filed 2000-05-15
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000
                    Commission File Number: 0-28732



                      HVIDE MARINE INCORPORATED


State of Incorporation:  Delaware            I.R.S. Employer I.D. 65-0966399

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

                             Yes          X                   No



There were 10,001,696 shares of Class A Common Stock, par value $0.01 per share outstanding at May 1, 2000.

HVIDE MARINE INCORPORATED

Quarter ended March 31, 2000

Index

                                                                                                               Page
Part I.  Financial Information

 Item 1.  Financial Statements.................................................................................. 1

    Condensed Consolidated Balance Sheets at

    December 31, 1999 and March 31, 2000 (Unaudited)............................................................ 2

    Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1999 (Predecessor Company) and 2000 (Successor Company)..................................... 4

    Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1999 (Predecessor Company) and 2000 (Successor Company)...................................... 5

    Notes to Condensed Consolidated Financial Statements......................................................... 6

 Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations.........................................................19

 Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K.......................................................................28

 Signature.......................................................................................................28






 As used in this Report, the term "Parent" means Hvide Marine Incorporated, and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     Hvide Marine Incorporated and Subsidiaries
                                        Condensed Consolidated Balance Sheets

                                                   (in thousands)

                                                                                    December 31,         March 31,
                                                                                        1999               2000
                                                                                                        (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents................................................             $ 19,046           $ 12,825
   Restricted cash..........................................................               15,217             12,211
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of
       $5,799 and $5,677, respectively......................................               47,555             49,995
     Insurance claims and other.............................................                6,775              7,882
   Marine operating supplies................................................               10,632             10,892
   Prepaid expenses.........................................................                4,013              6,154
   Other current assets.....................................................                   --              4,000
                                                                                     ------------        -----------
       Total current assets.................................................              103,238            103,959

Property:
   Construction-in-progress.................................................                1,345                511
   Vessels and improvements.................................................              698,979            696,906
   Furniture and equipment..................................................               11,643             11,720
   Less accumulated depreciation............................................              (22,087)           (32,806)
                                                                                     ------------        -----------
       Net property.........................................................              689,880            676,331

Other assets:
   Deferred costs, net......................................................               29,464             30,205
   Restricted investments...................................................                3,752              3,792
   Other....................................................................                4,406              5,392
                                                                                     ------------        -----------
                                                                                        $ 830,740          $ 819,679
                                                                                    =============        ===========

Continued.

                   Hvide Marine Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets
                   (in thousands, except par value amounts)


                                                                                    December 31,        March 31,
                                                                                        1999              2000
                                                                                                      (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................             $ 10,895          $ 12,344
   Current maturities of long-term debt.....................................               17,775            22,777
   Current obligations under capital leases.................................                3,332             3,399
   Accrued interest.........................................................                3,102             5,861
   Accrued liabilities and other............................................               37,489            35,016
                                                                                     ------------        ----------
     Total current liabilities..............................................               72,593            79,397

Long-term debt..............................................................              465,769           462,613
Obligations under capital leases............................................               33,934            33,050
Senior notes................................................................               76,709            76,905
Other.......................................................................                5,952             5,324

Minority interest...........................................................               10,457             9,988

Commitments and contingencies

Stockholders' equity:
   Class A Common Stock -- $.01 par value, 20,000 shares
      authorized, 10,000 shares issued and outstanding......................                  100               100
   Additional paid-in capital...............................................              166,791           166,776
   Accumulated deficit......................................................              (1,565)          (14,474)
                                                                                     ------------        ----------
     Total stockholders' equity.............................................              165,326           152,402
                                                                                     ------------        ----------
                                                                                        $ 830,740         $ 819,679
                                                                                     ============        ==========


See accompanying notes.

                     Hvide Marine Incorporated and Subsidiaries
            Condensed Consolidated Statements of Operations (Unaudited)
                        (in thousands, except per share data)


                                                                                Predecessor          Successor
                                                                                  Company             Company
                                                                                      Three Months Ended
                                                                                         March 31,
                                                                                  1999                2000
Revenues.............................................................          $  90,399             $ 78,607

Operating expenses:
     Crew payroll and benefits.......................................             24,844               23,214
     Charter hire and bond guarantee fee.............................              3,561                4,234
     Repairs and maintenance.........................................              6,338                6,398
     Insurance.......................................................              3,497                2,970
     Fuel............................................................              3,619                7,957
     Consumables.....................................................              5,239                3,308
     Rent and utilities..............................................              7,739                6,428
                                                                               ---------              -------
       Total operating expenses......................................             54,837               54,509
Selling, general and administrative expenses:
     Salaries and benefits...........................................              5,373                5,249
     Office..........................................................              1,867                1,546
     Professional fees...............................................              1,397                1,396
     Other...........................................................              2,164                1,607
                                                                               ---------              -------
       Total overhead expenses.......................................             10,801                9,798
Depreciation, amortization and drydocking............................             20,333               12,287
                                                                               ---------              -------
Income from operations...............................................              4,428                2,013
Other income (expense):
     Interest expense................................................            (18,303)             (14,451)
     Interest income.................................................                 62                  259
     Minority interest and equity in earnings of subsidiaries........             (1,017)                 294
     Other...........................................................                181                   --
                                                                               ---------              -------
       Total other expense, net......................................            (19,077)             (13,898)
                                                                               ---------              -------
Loss before provision for (benefit from) income taxes................            (14,649)             (11,885)
Provision for (benefit from) income taxes............................             (5,581)               1,024
                                                                               ---------              -------
     Net loss........................................................          $  (9,068)            $(12,909)
                                                                               =========              =======
Net loss per common share - basic and diluted........................                  *              $ (1.29)
                                                                               =========              =======
Weighted average common shares outstanding - basic and diluted ......                  *               10,000
                                                                               =========              =======

* Earnings per share is not presented for the three months ended March 31, 1999 because such presentation would not be meaningful. The old common stock was cancelled and new common stock was issued pursuant to the Plan.

See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
             Condensed Consolidated Statements of Cash Flows (Unaudited)
                               (in thousands)

                                                                                        Predecessor      Successor
                                                                                          Company         Company

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                            1999              2000
Operating activities:
   Net loss......................................................................     $       (9,068)   $     (12,909)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization of property.................................              16,395           10,716
       Amortization of drydocking costs..........................................               3,125            1,548
       Amortization of goodwill..................................................                 813               --
       Amortization of discount on long-term debt and financing costs............                 401              958
       Provision for bad debts...................................................                 300               62
       Deferred income tax benefit...............................................             (5,581)               --
       Minority partners' equity in earnings of subsidiaries, net................                  --            (469)
       Undistributed earnings losses of affiliates...............................               (626)               --
       Other non-cash items......................................................               (146)             (45)
       Changes in operating assets and liabilities:
         Accounts receivable.....................................................               4,236          (3,813)
         Other current and long-term assets......................................             (1,285)          (6,398)
         Accounts payable and other liabilities..................................             (2,802)            1,364
                                                                                      ---------------    -------------
           Net cash provided by (used in) operating activities...................               5,762          (8,986)

Investing activities:
     Purchases of property.......................................................            (26,548)          (1,166)
     Payments on vessels under construction......................................             (5,102)               --
                                                                                      ---------------    -------------
       Net cash used in investing activities.....................................            (31,650)          (1,166)

Financing activities:
     Proceeds from short-term borrowings.........................................               5,000               --
     Proceeds from revolving credit facility.....................................                  --            6,975
     Repayment of revolving credit facility......................................                  --          (2,000)
     Proceeds from long-term borrowings..........................................              45,479               --
     Repayment of long-term borrowings...........................................            (16,240)          (1,762)
     Proceeds from issuance of Title XI bonds, net of offering costs.............               2,095               --
     Repayment of Title XI bonds.................................................                  --          (1,366)
     Redemption of (deposit to) restricted cash..................................                  --            3,464
     Payment of financing costs..................................................               (207)            (563)
     Payment of obligations under capital leases.................................               (633)            (817)
     Proceeds from issuance of common stock......................................                 213               --
     Repayment of short-term debt................................................             (5,000)               --
                                                                                      ---------------    -------------
       Net cash provided by financing activities.................................              30,707            3,931
                                                                                      ---------------    -------------

Change in cash and cash equivalents..............................................               4,819          (6,221)
Cash and cash equivalents at beginning of period.................................              10,106           19,046
                                                                                      ---------------    -------------
Cash and cash equivalents at end of period.......................................     $        14,925   $       12,825
                                                                                      ===============   ==============

See accompanying notes.

                            HVIDE MARINE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2000
                                   (Unaudited)


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

         The accompanying condensed consolidated financial statements include the accounts of Hvide Marine Incorporated and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

         The  condensed  consolidated  financial  statements  in this Report are unaudited for the period indicated herein. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Parent's Annual Report on Form 10-K for the year ended December 31, 1999, as amended on Form 10-K/A (the "1999 Form 10-K"). The condensed consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three-month interim period ended March 31, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

         Hvide Marine Incorporated and substantially all of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on September 8, 1999. The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan") on December 9, 1999, and the Plan became effective on December 15, 1999 (the "Effective Date"). The Company emerged from bankruptcy on December 15, 1999 (see Note 3 for additional information).

         The unaudited consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with the Bankruptcy Code, and as such, the Company adopted "fresh start reporting" as of December 15, 1999. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity. Accordingly, the accompanying condensed consolidated statements of operations and cash flows for periods prior to the Company's emergence from bankruptcy (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy and the adoption of fresh-start reporting (the "Successor Company").

         In June 1998, the Company paid $18.5 million to increase its equity interest in five double-hull carriers (collectively the "Lightship Tankers") from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, and two others were delivered during 1999. At the time of the increase in its equity interest, the Company intended to reduce its equity interest to less than 50% and accounted for this investment under the equity method. During 1999, the Company was not able to reduce its equity investment in Lightship Tankers and was required to consolidate the Lightship Tankers as of September 30, 1999, in accordance with the Financial Accounting Standards Board Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. The consolidation of the Lightship Tankers was accounted for as a change in reporting entity and the financial statements have been retroactively restated to include the accounts of the Lightship Tankers as if they were consolidated as of the date majority ownership was obtained. The Successor Company increased its ownership in the Lightship Tankers at December 30, 1999 from 50.8% to 75.8%. The Lightship Tankers were not a party to the Chapter 11 proceedings.

         Certain amounts in the 1999 condensed consolidated financial statements
have  been   reclassified   to  conform  with  the  2000   presentation.   These
reclassifications had no effect on the Company's net income.

2.       Issues Affecting Liquidity

         As a result of a decline in revenues, the Company was not in compliance as of March 31, 2000 with certain covenants contained in its Credit Facility and anticipated that it would not be in compliance with certain covenants throughout 2000. Accordingly, on April 14, 2000, the Company has entered into an amendment to the Credit Facility with the lending banks under which the relevant covenants have been modified through March 31, 2001 and the Company is required to prepay principal under the term loans of $10.0 million before June 30, 2000, $25.0 million before August 31, 2000, and $25.0 million before January 1, 2001, or an aggregate of $60.0 million. The Company intends to sell vessels and other assets to obtain the funds with which to make these payments and may sell certain vessels at amounts below their carrying values. The amended Credit Facility further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35.0 million. The amounts that the Company has agreed to prepay in 2000 have not been reclassified to current maturities of long-term debt because the prepayments will be made with the proceeds from sales of long-term assets. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the Credit Facility. The Company paid a fee of $4.5 million to the lending banks in connection with the amendment in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 or
(ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.

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

3.       Plan of Reorganization

         In September 1999, the Company filed the Plan with the Bankruptcy Court which set forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. The Plan specifically provided for the conversion of the Company's previously outstanding senior notes and preferred securities into equity interests in the Successor Company and cancellation of all of the prepetition equity interests, as more fully described in the Plan. Substantially all of the Company's other pre- and post petition unsecured liabilities were unaffected by the Plan.

4.       Income Taxes

         For the three months ended March 31, 1999, the benefit from income taxes was computed using estimated annual effective tax rates of 38%, adjusted principally for depreciation on vessels built with capital construction funds. For the three months ended March 31, 2000, the benefit for income taxes was computed using an estimated annual effective tax rate of 36%. Management has determined that a tax valuation allowance is necessary at March 31, 2000 to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. The provision for income taxes represents taxes withheld on foreign source revenue. 5.

Earnings Per Share (EPS)

         Pursuant to the Plan, 10,000,000 new common shares were granted at the Effective Date. These shares were issued on January 21, 2000. Common stock equivalents outstanding during the period ending March 31, 2000, have not been included in the computation of diluted loss per share as their effect is antidilutive for this period.

6.       Segments

         Revenues by segment and geographic area consist only of services provided to external customers, as reported in the condensed consolidating statements of operations. Income from operations by geographic area represents net revenues less applicable costs and expenses related to those revenues. The Company does not have significant intersegment transactions.

         The  following  schedule  presents   information  about  the  Company's
operations in its three segments (in thousands):

                                                Predecessor         Successor
                                                    Company           Company
                                                      Three Months Ended
                                                             March 31,
                                                     1999              2000
 Revenues:
      Offshore energy support..............     $       45,738   $      34,219
      Harbor and offshore towing...........             11,149           8,731
      Marine transportation services.......             33,512          35,657
                                                --------------   -------------
 Consolidated revenues.....................     $       90,399    $     78,607
                                                ==============   =============
 Income (loss) from operations:

      Offshore energy support..............     $          878    $    (1,803)
      Harbor and offshore towing...........              3,102           1,653
      Marine transportation services.......               4187           5,604
      General corporate....................            (3,739)         (3,441)
                                                --------------   -------------
 Consolidated income from operations.......     $        4,428    $      2,013
                                                ==============   =============
 Income (loss) before income taxes:
      Offshore energy support..............     $        (165)    $    (2,755)
      Harbor and offshore towing...........              3,117           1,665
      Marine transportation services.......                886           1,992
      General corporate....................           (18,487)         (12,787)
                                                --------------   -------------
 Consolidated loss before income taxes.....     $     (14,649)    $    (11,885)
                                                ==============   =============

7.       Supplemental Condensed Consolidated Financial Information

         The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by these subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from these subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from these subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes.

         The  following  is   summarized   condensed   consolidating   financial
information for the Company, segregating the Parent, the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and eliminations.

                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                          December 31, 1999
                                                                                                                 Condensed
                                                           Guarantor       Non Guarantor                       Consolidated
                                              Parent     Subsidiaries      Subsidiaries       Eliminations          Total
Assets
Current assets
   Cash and cash equivalents............. $     4,830  $        10,724   $         3,492    $          --    $       19,046
   Restricted cash.......................      15,027              190                --               --            15,217
   Accounts receivable:
     Trade, net..........................       1,804           41,307             5,132            (688)            47,555
     Insurance claims and other..........       1,866            5,178               516            (785)             6,775
   Marine operating supplies.............       (465)            6,291             4,806               --            10,632
   Prepaid expenses......................         933            2,593               487               --             4,013
                                          -----------  ---------------   ---------------    -------------    --------------
     Total current assets................      23,995           66,283            14,433          (1,473)           103,238

Property:
   Construction-in-progress..............          --            1,205               140               --             1,345
   Vessels and improvements..............       9,292          384,702           304,985               --           698,979
   Furniture and equipment...............       5,822            5,186               635               --            11,643
   Less accumulated depreciation.........       (196)          (1,204)          (20,687)               --          (22,087)
                                          -----------  ---------------   ---------------    -------------    --------------
     Net property........................      14,918          389,889           285,073               --           689,880
Other assets:
Deferred costs, net......................      14,962            6,069             8,433               --            29,464
Restricted investments...................          --               --             3,752               --             3,752
Other....................................     455,560          477,480             8,303        (936,937)             4,406
                                          -----------  ---------------   ---------------    -------------    --------------
                                          $   509,435  $       939,721   $       319,994    $   (938,410)    $      830,740
                                          ===========  ===============   ===============    =============    ==============
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable...................... $     1,383  $         8,565   $           947    $          --    $       10,895
   Current maturities of long-term debt..      12,065            1,891             3,820              (1)            17,775
   Current obligations under
      capital leases                              555            2,777               --                --             3,332
   Accrued interest......................       2,418               --               684               --             3,102
   Accrued liabilities and other.........      18,685           17,214             3,063          (1,473)            37,489
                                          -----------  ---------------   ---------------    -------------    --------------
     Total current liabilities...........      35,106           30,447             8,514          (1,474)            72,593

Long-term debt...........................     214,212           27,410           224,147               --           465,769
Obligations under capital leases.........      13,662           20,272                --               --            33,934
Senior notes.............................      76,709               --                --               --            76,709
Other....................................       4,425            1,299               226                2             5,952
Minority interest........................          --               --                --           10,457            10,457

Commitments and contingencies

Stockholders' equity:
Common stock.............................         100               --                --               --               100
Additional paid-in capital...............     166,786          633,985            11,143        (645,123)           166,791
                                          -----------  ---------------   ---------------    -------------    --------------
Retained earnings (accumulated deficit)..     (1,565)          226,308            75,964        (302,272)           (1,565)
     Total stockholders' equity..........     165,321          860,293            87,107        (947,395)           165,326
                                          -----------  ---------------   ---------------    -------------    --------------
                                          $   509,435  $       939,721   $       319,994    $   (938,410)    $      830,740
                                          ===========  ===============   ===============    =============    ==============


                Condensed Consolidating Balance Sheet (unaudited)
                                  (in thousands)

                                                                                   March 31, 2000

                                                                                                                     Condensed
                                                                                    Non-Guarantor                  Consolidated
                                                                      Guarantor
                                                        Parent      Subsidiaries     Subsidiaries   Eliminations      Total
     Assets
     Current assets:
      Cash and cash equivalents................       $        132   $      5,247   $      7,446     $         --   $     12,825
      Restricted cash..........................             11,736            475             --               --         12,211
      Accounts receivable:
        Trade, net.............................                663         43,779          5,756            (203)         49,995
        Insurance claims and other.............              2,107          5,215            560               --          7,882
      Marine operating supplies................              (433)          7,458          3,867               --         10,892
      Prepaid expenses.........................                756          4,036          1,362               --          6,154
      Other current assets.....................                 --          4,000             --               --          4,000
                                                      ------------   ------------   ------------    -------------    -----------
        Total current assets...................             14,961         70,210         18,991            (203)        103,959
     Property:
      Construction-in-progress.................                 71            323             78               39            511
      Vessels and improvements.................              9,292        382,156        305,458               --        696,906
      Furniture and equipment..................              5,828          5,257            635               --         11,720
      Less accumulated depreciation............              (991)        (8,493)       (23,322)               --       (32,806)
                                                      ------------   ------------   ------------    -------------    -----------
        Net property...........................             14,200        379,243        282,849               39        676,331
     Other assets:
      Deferred costs, net......................             14,832          7,199          8,174               --         30,205
      Restricted investments...................                 --             --          3,792               --          3,792
      Other....................................            447,889        480,476          5,826        (928,799)          5,392
                                                      ------------   ------------   ------------    -------------    -----------
         Total.................................       $    491,882   $    937,128   $    319,632     $  (928,963)   $    819,679
                                                      ============   ============   ============    =============    ===========
     Liabilities and Stockholders' Equity
     Current liabilities:
      Accounts payable.........................       $      1,910  $       9,987   $        447     $         --   $     12,344
      Current maturities of long-term debt.....             17,040          1,917          3,820               --         22,777
      Current obligations under capital leases.                563          2,836             --               --          3,399
      Accrued interest.........................              1,243             --          4,618               --          5,861
      Accrued liabilities and other............             13,107         18,458          3,616            (165)         35,016
                                                      ------------   ------------   ------------    -------------    -----------
        Total current liabilities..............             33,863         33,198         12,501            (165)         79,397

     Long-term debt............................            211,390         27,076        224,147               --        462,613
     Obligations under capital leases..........             13,513         19,537             --               --         33,050
     Senior notes..............................             76,905             --             --               --         76,905
     Other ....................................              3,723          1,363            238               --          5,324

     Minority interest.........................                 --             --             --            9,988          9,988

     Commitment and contingencies

     Stockholders equity:
      Common stock.............................                100             20             --             (20)            100
      Additional paid-in capital...............            166,786        634,261         10,756        (645,103)        166,776
      Retained earnings (accumulated deficit)..           (14,398)        221,673         71,990        (293,663)       (14,474)
                                                      ------------   ------------   ------------    -------------    -----------
        Total stockholders' equity.............            152,488        855,954         82,746        (938,786)        152,402
                                                      ------------   ------------   ------------    -------------    -----------
                                                      $    491,882   $    937,128   $    319,632     $  (928,963)   $    819,679
                                                      ============   ============   ============    =============    ===========

           Condensed Consolidating Statement of Operations (unaudited)
                                (in thousands)

                                                                          Three Months Ended March 31, 1999
                                                                                                                       Condensed
                                                                     Guarantor      Non-Guarantor                   Consolidated
                                                        Parent     Subsidiaries     Subsidiaries     Eliminations       Total
      Predecessor Company

     Revenues................................     $      13,138   $      85,707    $      12,512   $    (20,958)    $      90,399
     Operating expenses:
       Crew payroll.........................              4,635          17,158            3,059             (8)           24,844
       Charter hire.........................                471          16,723               --        (13,633)            3,561
       Repairs and maintenance...............               470           5,784               99            (15)            6,338
       Insurance.............................               419           2,764              314              --            3,497
       Fuel..................................               673           2,418              528              --            3,619
       Consumables...........................               332           4,858              185           (136)            5,239
       Rent and utilities....................               929           6,097            1,714         (1,001)            7,739
                                                  -------------    ------------    -------------   -------------    -------------
           Total operating expenses..........             7,929          55,802            5,899        (14,793)           54,837
     Selling, general and administrative
     expenses:
       Salaries and benefits.................             1,784           2,922              667              --            5,373
       Office................................               838             668              361              --            1,867
       Professional fees.....................               666           2,132               88         (1,489)            1,397
       Other.................................               662           1,418               75               9            2,164
                                                  -------------    ------------    -------------   -------------    -------------
          Total overhead expenses............             3,950           7,140            1,191         (1,480)           10,801
     Depreciation, amortization
        and drydocking.......................             3,415          14,927            1,991              --           20,333
                                                  -------------    ------------    -------------   -------------    -------------
     Income (loss) from operations...........           (2,156)           7,838            3,431         (4,685)            4,428

     Other income (expense):
       Interest expense......................          (15,911)            (66)          (4,823)           2,497         (18,303)
       Interest income.......................               632           1,923                4         (2,497)               62
       Minority interest and equity
         in earnings of subsidiaries.........             1,676         (2,190)              702         (1,205)          (1,017)
       Other.................................             1,110         (5,598)             (16)           4,685              181
                                                  -------------    ------------    -------------   -------------    -------------
           Total other expense, net..........          (12,493)         (5,931)          (4,133)           3,480         (19,077)
                                                  -------------    ------------    -------------   -------------    -------------
     Income (loss) before income taxes.......          (14,649)           1,907            (702)         (1,205)         (14,649)
     Benefit from income taxes...............           (5,581)              --               --              --          (5,581)
                                                  -------------    ------------    -------------   -------------    -------------
     Net income (loss).......................     $     (9,068)   $       1,907    $       (702)   $     (1,205)    $     (9,068)
                                                  =============    ============    =============   =============    =============


           Condensed Consolidating Statement of Operations (unaudited)
                                (in thousands)

                                                                          Three Months Ended March 31, 2000
                                                                                                                       Condensed
                                                                     Guarantor      Non-Guarantor                   Consolidated
                                                        Parent     Subsidiaries     Subsidiaries     Eliminations       Total
      Successor Company

     Revenues................................      $     11,453    $     62,452     $     19,030    $   (14,328)     $     78,607
     Operating expenses:
       Crew payroll and benefits.............             4,144          14,111            4,969            (10)           23,214
       Charter hire and bond guarantee fee...               491          13,628            1,000        (10,885)            4,234
       Repairs and maintenance...............               421           5,364              622             (9)            6,398
       Insurance.............................               397           2,242              331              --            2,970
       Fuel..................................             1,228           4,762            1,967              --            7,957
       Consumables...........................               260           2,898              260           (110)            3,308
       Rent and utilities....................               476           3,935            3,117         (1,100)            6,428
                                                  -------------    ------------     ------------     -----------     ------------
         Total operating expenses............             7,417          46,940           12,266        (12,114)           54,509
     Selling, general and administrative
      expenses:
      Salaries and benefits..................             1,465           3,068              716              --            5,249
      Office.................................               485           2,332              167         (1,438)            1,546
      Professional fees......................               926             373               97              --            1,396
      Other..................................               355             845              406               1            1,607
                                                  -------------    ------------     ------------     -----------     ------------
       Total overhead expenses...............             3,231           6,618            1,386         (1,437)            9,798
     Depreciation, amortization and
       drydocking................... ........               788           8,799            2,700              --           12,287
                                                  -------------    ------------     ------------     -----------     ------------
     Income from operations..................                17              95            2,678           (777)            2,013

     Other income (expense):
       Interest expense......................          (10,331)             (1)          (4,724)             605         (14,451)
       Interest income.......................               824             (5)               45           (605)              259
          Minority interest and equity
            in earnings of subsidiaries......           (3,165)         (3,029)          (1,945)           8,609              294
       Other.................................               770         (1,723)               --             777               --
                                                  -------------    ------------     ------------     -----------     ------------
           Total other expense, net..........          (11,902)         (4,758)          (6,624)           9,386         (13,898)
                                                  -------------    ------------     ------------     -----------     ------------
     Loss before income taxes................          (11,885)         (4,663)          (3,946)           8,609         (11,885)
     Provision for income taxes..............             1,024              --               --              --            1,024
                                                  -------------    ------------     ------------     -----------     ------------
     Net loss................................      $   (12,909)    $    (4,663)     $    (3,946)    $      8,609     $   (12,909)
                                                  =============    ============     ============     ===========     ============


      Condensed Consolidating Statement of Cash Flows (unaudited)
                          (in thousands)

                                                                                 Three Months Ended March 31, 1999

                                                                                                                         Condensed
                                                                         Guarantor     Non-Guarantor                    Consolidated
                                                            Parent     Subsidiaries    Subsidiaries    Eliminations       Total
 Predecessor Company
 Operating activities:

 Net income (loss)................................     $   (9,068)    $      1,907    $      (702)    $    (1,205)    $    (9,068)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization of property......           2,602          11,862           1,931              --          16,395
   Amortization of drydocking costs...............             810           2,255              60              --           3,125
   Amortization of goodwill.......................               3             810              --              --             813
   Amortization of discount on long-term debt
     and financing costs..........................             336               8              57              --             401
   Provision for bad debts........................               9             291              --              --             300
   Deferred income tax benefit....................         (5,581)              --              --              --         (5,581)
   Minority partners' equity in earnings loss of
      subsidiaries, net...........................              --              --              --           (626)           (626)
   Undistributed earnings of affiliates...........         (1,676)           2,190           (702)             188              --
   Other non-cash items...........................              47              --           (193)              --           (146)
   Changes in operating assets and liabilities:
      Accounts receivable.........................           2,335           3,532         (1,142)           (489)           4,236
      Other current and long-term assets..........           2,353         (2,992)             549         (1,195)         (1,285)
      Accounts payable and other liabilities......        (11,130)         (7,849)          12,615           3,562         (2,802)
                                                      ------------    ------------   -------------   -------------    ------------
        Net cash provided by (used in)
         operating activities.....................        (18,960)          12,014          12,473             235           5,762

 Investing activities:
   Purchases of property..........................           2,771        (22,627)         (8,848)           2,156        (26,548)
   Payments on vessels under construction.........              --         (5,102)              --              --         (5,102)
                                                      ------------    ------------   -------------   -------------    ------------
      Net cash provided by (used in)
        investing activities......................           2,771        (27,729)         (8,848)           2,156        (31,650)

 Financing activities:
   Proceeds from short-term borrowings............              --           5,000              --              --           5,000
   Proceeds from long-term borrowings.............          31,008          14,471              --              --          45,479
   Repayment of long-term borrowings..............        (16,114)           (126)              --              --        (16,240)
   Proceeds from issuance of Title XI bonds,
     net of offering costs........................              --              --           2,095              --           2,095
   Payment of financing costs.....................            (50)              --           (157)              --           (207)
   Payment of obligations under capital leases....           (201)           (432)              --              --           (633)
   Proceeds from issuance of common stock.........             213              --              --              --             213
   Repayments of short-term borrowings............              --         (5,000)              --              --         (5,000)
   Capital contributions from parent/parents......             313           5,166         (3,088)         (2,391)              --
                                                      ------------    ------------   -------------   -------------    ------------
      Net cash provided by (used in) financing
       activities.................................          15,169          19,079         (1,150)         (2,391)          30,707

 Change in cash and cash equivalents..............         (1,020)           3,364           2,475              --           4,819
 Cash and cash equivalents at beginning of period.           1,401           7,101           1,604              --          10,106
                                                      ------------    ------------   -------------   -------------    ------------
 Cash and cash equivalents at end of period.......    $        381    $     10,465    $      4,079    $         --    $     14,925
                                                      ============    ============   =============   =============    ============


       Condensed Consolidating Statement of Cash Flows (unaudited)
                                (in thousands)

                                                                                 Three Months Ended March 31, 2000
                                                                                                                         Condensed
                                                                                                                        Consolidated
                                                                         Guarantor     Non-Guarantor
                                                            Parent     Subsidiaries    Subsidiaries    Eliminations       Total
 Successor Company
 Operating activities:

 Net loss.........................................     $   (12,909)   $     (4,663)   $     (3,946)   $       8,609   $    (12,909)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization of property...              609           7,497           2,610             --          10,716
      Amortization of drydocking costs............              179           1,304              65             --           1,548
      Amortization of discount on long-term debt
         and financing costs......................              661            (10)             307             --             958
   Provision for bad debts........................             (11)             (8)              81             --              62
   Minority partners' equity in earnings
     of subsidiaries, net.........................            3,165            3,030           1,945        (8,609)           (469)
   Other non-cash items...........................               --             342           (387)             --            (45)
   Changes in operating assets and liabilities:
      Accounts receivable.........................               911         (2,705)           (749)         (1,270)        (3,813)
      Other current and long-term assets..........             (597)         (6,028)             188             39         (6,398)
      Accounts payable and other liabilities......          (5,875)           1,970           3,999           1,270           1,364
                                                        ------------    ------------   -------------   -------------    -----------
        Net cash provided by (used in)
          operating activities....................          (13,867)             729           4,113             39         (8,986)

 Investing activity:
   Purchases of property..........................              109           (850)           (386)            (39)         (1,166)
   Capital contribution to affiliate..............            4,611         (4,866)             255              --              --
                                                        ------------    ------------   -------------   -------------    -----------
      Net cash provided by (used in)
        investing activity........................            4,720         (5,716)           (131)            (39)         (1,166)

 Financing activities:
   Proceeds from revolving credit facility........            6,975               --              --             --           6,975
   Repayment of revolving credit facility.........          (2,000)               --              --             --         (2,000)
   Repayment of long-term borrowings..............          (3,849)            2,115            (28)             --         (1,762)
   Repayment of Title XI bonds....................               --          (1,366)              --             --         (1,366)
   Redemption of restricted cash..................            3,464               --              --             --           3,464
   Payment of financing costs.....................            (141)            (422)              --             --           (563)
   Payment of obligations under capital leases....               --           (817)              --              --           (817)
                                                        ------------    ------------   -------------   -------------    -----------
      Net cash provided by (used in)
        financing activities......................            4,449           (490)             (28)             --           3,931

 Change in cash and cash equivalents..............          (4,698)          (5,477)           3,954             --         (6,221)
 Cash and cash equivalents at beginning of period             4,830          10,724           3,492              --          19,046
                                                        ------------    ------------   -------------   -------------    -----------
 Cash and cash equivalents at end of period.......    $         132   $       5,247   $       7,446   $          --   $      12,825
                                                        ============    ============   =============   =============   ============


8.       Contingencies

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

9.       Subsequent Events

         On April 14, 2000, the Company amended its primary banking facility (See Note 2).

         During the Company's Chapter 11 Bankruptcy proceeding, the Company cancelled the construction contracts for several vessels and recorded approximately $7 million in accrued liabilities for the payment of damages to a shipyard that were upheld by the Bankruptcy Court. On April 25, 2000, the Company settled substantially all outstanding claims to a shipyard by agreeing to purchase one of the vessels previously under construction and completed by the shipyard. The Company acquired the vessel pursuant to a capital lease obligation. In connection with the settlement on April 25, 2000, the Company recorded a reduction in amounts previously accrued, which will be reflected as a reorganization item in the Company's June 30, 2000 Consolidated Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1999 Form 10-K, as amended on Form 10-K/A.

         The MD&A contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 1999 Form 10-K, as amended on Form 10-K/A.

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

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned and/or operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.



                                                                                1999                          2000
                                                             -------------------------------------------    ----------
                                                                Q1         Q2         Q3         Q4              Q1
        Number of supply boats at end of period......               21         21         21        21             21
        Average supply boat day rates (1) ...........           $4,530     $4,049     $3,596    $3,379         $3,740
        Average supply boat utilization (2)..........              70%        69%        75%       73%            71%

        Number of crew boats at end of period (3)....               33         33         33        33             33
        Average crew boat day rates (1)(3)...........           $2,097     $1,864     $1,754    $1,827         $1,850
        Average crew boat utilization (2)(3).........              69%        72%        75%       87%            78%

(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.

(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

(3)  Excludes utility boats.

         As indicated in the above table, average supply boat day rates continued to decline in 1999 and improved slightly in the first quarter of 2000. Supply boat utilization improved slightly in the third and fourth quarters of 1999 due to the increase in offshore exploration activities in the U.S. Gulf of Mexico, but has declined slightly in the first quarter of 2000. At May 10, 2000, supply boat day rates averaged approximately $3,900, which reflects a continued increase over levels experienced in the first quarter of 2000 and results from increased exploration and production activities. The current low level of supply boat day rates is expected to continue until energy exploration and production activities return to higher levels, which in turn is dependent upon a sustained improvement in energy prices.

         Crew boat day rates declined during the first three quarters of 1999 but improved slightly through the first quarter of 2000. Utilization improved throughout 1999 due to a slight increase in offshore exploration activities indicated above, but has decreased in the first quarter of 2000 due to a seasonal decline in demand for the services of smaller vessels. At May 10, 2000, crew boat day rates averaged approximately $1,800. As is the case with supply boat rates, no substantial improvement in crew boat day rates is anticipated until energy exploration and production activities return to higher levels.

         The following table shows rate and utilization information for foreign operations:



                                                                                   1999                          2000
                                                                -------------------------------------------    ----------
                                                                    Q1         Q2          Q3         Q4            Q1
     Number of anchor handling tug/supply boats...........             67         69         67        67             67
     Average anchor handling tug/supply boat day rates ...         $4,817     $5,433     $4,662    $4,803         $4,290
     Average anchor handling tug/supply boat utilization(1)           61%        49%        49%       47%            56%

     Number of crew/utility boats.........................             38         39         39        39             39
     Average crew/utility boat day rates(1)...............         $1,543     $1,559     $1,629    $1,749         $1,551
     Average crew/utility boat utilization(2).............            65%        48%        47%       52%            40%


--------------------

(1) Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.

(2) Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

         As indicated in the above table, foreign anchor handling tug/supply boats experienced declining utilization rates during 1999, with an increase the first quarter 2000 primarily due to increased activity in the Middle East and West Africa. Day rates fluctuated during 1999, and declined in the first quarter 2000, primarily due to lower rates in West Africa. Foreign crew/utility boats experienced increased day rates during 1999, with a decline in the first quarter 2000. The decline in foreign crew/utility boat average day rates and utilization is primarily due to the political and civil unrest in Nigeria and other parts of Africa. At May 10, 2000, day rates averaged approximately $4,000 per day for foreign anchor handling tug/supply boats and approximately $1,500 per day for foreign crew/utility boats.

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

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repairs, fuel, and insurance. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Area of Operations Overview, Overview of Operating Expenses and Capital Expenditures" in the 1999 Form 10-K, as amended on Form 10-K/A.

Results of Operations

         Upon emergence from its Chapter 11 proceeding the adopted Fresh Start Accounting. See Note 1 to the Company's condensed consolidated financial statements. Thus the Company's balance sheets and statements of operation and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods to the Effective Date.

         The three months ended March 31, 1999 and 2000 include the results of the Predecessor Company and the Successor Company, respectively. The principal difference between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date. These changes primarily affect depreciation and amortization expense and interest expense in the Company's result of operations.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                                                              For Period ended March 31,
                                                                          1999                         2000
                                                                                    (in millions)
Revenues..................................................      $     90.4           100%    $     78.6           100%
Operating expenses........................................            54.8           60            54.5           69
Overhead expenses.........................................            10.8           12             9.8           12
Depreciation, amortization and drydocking.................            20.3           23            12.3           16
                                                                ----------      --------     ----------        ------
Income from operations....................................      $      4.5             5%    $      2.0             3%
                                                                ==========      ========     ==========        ======
Interest expense, net.....................................      $     18.2            20%    $     14.2            18%
                                                                ==========      ========     ==========        ======
Net loss..................................................      $    (9.1)          (10)%    $   (12.9)          (16)%
                                                                ==========      ========     ==========        ======







Three months ended March 31, 2000 compared with the three months ended March 31, 1999

         Revenues. Revenues decreased 13% to $78.6 million for the three months ended March 31, 2000, from $90.4 million for the three months ended March 31, 1999, primarily due to lower revenue from the Company's offshore energy support operations.

         Revenue from offshore energy operations decreased 25% for the three months ended March 31, 2000 compared to the 1999 period, primarily due to generally lower utilization and day rates resulting from the decline in offshore exploration and production activity. During the 2000 period, domestic day rates for supply boats owned, operated, or managed by the Company declined 17% from the 1999 period, while domestic day rates for crew boats owned, operated, or managed by the Company fell 12% from the 1999 period. Internationally, day rates for anchor handling tug/supply boats fell 11% to $4,290 from $4,817.

        Harbor and offshore towing revenue decreased 22% to $8.7 million for the three months ended March 31, 2000 from $11.1 million for the three months ended March 31, 1999, primarily due to the decline in the Company's offshore towing operations (resulting from a decline in exploration activity in Mexico) and increased competition in the Port of Tampa.

         Marine transportation revenue increased 6% to $35.6 million for the three months ended March 31, 2000 from $33.5 million for the three months ended March 31, 1999, primarily due to two new double-hull tankers that were fully operating in the 2000 period offset by two older tankers that were retired in the fourth quarter of 1999.

         Operating Expenses. Operating expenses decreased slightly to $54.5 million for the three months ended March 31, 2000 from $54.8 million for the three months ended March 31, 1999, primarily due to decreases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from decreased business activity. As a percentage of revenue, operating expenses increased to 69% for the three months ended March 31, 2000 from 60% for the three months ended March 31, 1999, due to the decline in revenues from lower day rates and utilization in the offshore energy support business.

         Overhead Expenses. Overhead expenses decreased 9% to $9.8 million for the three months ended March 31, 2000 from $10.8 million for the three months ended March 31, 1999, primarily due to a reduction in administrative expenses. As a percentage of revenue, overhead expenses remained equal at 12% for both the three month periods ended March 31, 2000 and March 31, 1999, due to the decrease in revenues from lower day rates and utilization in the offshore energy support business.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased 39% to $12.3 million for the three months ended March 31, 2000, compared with $20.3 million for the three months ended March 31, 1999 due to the decrease in book value of property, goodwill and deferred costs as a result of the reorganization on December 15, 1999.

         Income from Operations. Operations resulted in income of $2.0 million, or 3% of revenue, for the three months ended March 31, 2000 versus income of $4.5 million, or 5% of revenue, for the three months ended March 31, 1999 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 22% to $14.2 million, or 18% of revenue, for the three months ended March 31, 2000 from $18.2 million, or 20% of revenue, for the three months ended March 31, 1999, primarily as a result of the reorganization and conversion of the Predecessor Company senior notes and preferred securities to 9.8 million and 0.2 million shares of the Successor Company's common stock, respectively.

         Net Loss. The Company had a net loss of $12.9 million for the three months ended March 31, 2000, compared to a net loss of $9.1 million for the three months ended March 31, 1999, primarily as a result of the factors noted above.

Liquidity and Capital Resources

         Background. The Company's capital requirements have historically arisen primarily from its working capital needs, acquisitions of and improvements to vessels, and debt service requirements. The Company's principal sources of cash have been bank borrowings, cash provided by operations, and proceeds from public offerings of securities, consisting of the initial public offering of common stock in August 1996, a second offering of common stock in February 1997, an offering of 6 1/2% Trust Convertible Preferred Securities (the "preferred securities") in 1997, and an offering of 8 3/8% Senior Notes (the "senior notes") in February 1998. In addition, the Company has financed various vessel acquisitions through U.S. government-guaranteed Title XI ship financing bonds and capital lease obligations.

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

         As a result of the declines in rates and utilization of its offshore energy support vessels beginning in 1998 (discussed more fully under "Liquidity Concerns" below), the Company entered into an amendment of the agreement, effective September 30, 1998. In the absence of the amendment, the Company would not have been in compliance with the covenant in the loan agreement that required it to maintain a maximum "Leverage Ratio" (as defined in the Agreement) of 4.0:1.0. The amendment modified that and other covenants in the agreement, generally imposing restraints on future capital and other expenditures. In addition, the amendment (i) reduced the revolving credit facility to $150.0 million, increasing to $166.0 million subsequent to March 1, 1999, subject to repayment of a portion of the term loan with proceeds from a sale and leaseback transaction, and then increasing to $175.0 million, subject to compliance with a specified leverage ratio; (ii) provided that borrowings thereunder be secured by Company-owned vessels having an appraised value of at least $600.0 million and by substantially all other assets of the Company; and (iii) increased the rate of interest on borrowings and fees payable under the Agreement.

         The Company's current and future capital needs relate primarily to debt service and maintenance and improvements of its fleet. The Company's principal and interest payment obligations for the last three quarters of 2000 are estimated to be approximately $100.1 million, and operating lease obligations for the last three quarters 2000 are estimated to be approximately $2.8 million. Capital requirements for fleet maintenance and improvements are currently expected to aggregate $16.5 million during the remainder of 2000. In view of declines in average day rates compared to prior years, particularly in the U.S. Gulf of Mexico, and the possibility that rates will remain at low levels, the Company has curtailed or deferred certain capital and other expenditures.

         The above amounts do not include capital and other expenditures relating to five 45,300 dwt double-hull product and chemical carriers in which the Company currently holds a 75.8% equity interest (see Note 1 to the condensed consolidated financial statements). During 2000, an estimated $19.5 million of principal and interest payments are due on the Title XI ship financing bonds for these carriers. In the event that the operations of the carriers do not generate sufficient cash to fund those payments and other operating and capital expenses of the carriers on a cumulative basis from May 1, 1999, the Company has the right to require the current holder of the 24.2% minority interest to fund up to $5.0 million of the cumulative operating shortfall through June 1, 2000.

         During the first three months of 2000, the Company used $9.0 million of cash from operations primarily reflecting the net loss for the period, after elimination of noncash items. Cash used in investing activities was approximately $1.2 million for the period, primarily reflecting the costs of capital improvements to vessels. Cash provided by financing activities was approximately $3.9 million consisting primarily of proceeds from the revolving credit facility, offset by repayments of borrowings.

         Liquidity  Concerns.  As a result of the severe  worldwide  downturn in offshore oil and gas exploration, development and production activities beginning in 1998 and continuing and deepening during 1999, substantial declines in offshore energy support vessel day rates and utilization adversely affected the Company's operating results during 1999. The results for the first three months of 2000 continue to be adversely affected by the weak market conditions in the offshore markets. See "Results of Operations" above for additional information.

         The Reorganization. The Company's reorganization plan became effective on December 15, 1999. The details of the plan are reported in the 1999 Form 10-K, as amended on Form 10-K/A.

         In connection with the restructuring 10,000,000 shares of common stock were issued. The 9,800,000 shares received by the holders of the senior notes represent 98.0% of the Company's currently outstanding common stock and 89.3% of its common stock on a fully diluted basis after assuming exercise of all the Class A warrants and the noteholder warrants. The 200,000 shares received by holders of the trust preferred securities represent 2.0% of the Company's currently outstanding common stock and 1.8% of its common stock on a fully diluted basis.

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

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. The credit agreement provides for the following facilities:


         Facility.                          Amount            Maturity          Interest Rate as of
                                                                                   May 11, 2000
         Tranche A term loan                $75 million          2004                   9.47%
         Tranche B term loan                $30 million          2005                   9.97%
         Tranche C term loan                $95 million          2006                  10.47%
         Revolving credit facility          $25 million          2004                   9.47%


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

         Borrowings under the credit agreement are secured by first priority perfected security interests in equity of certain of the Company's subsidiaries and by first priority perfected security interests in certain of the vessels and other assets owned by the Company and its subsidiaries. In addition, certain of the Company's subsidiaries have guaranteed its obligations under the credit agreement. The credit agreement contains customary covenants that require the Company, among other things, to meet certain financial ratios and that prohibit it from taking certain actions and entering into certain transactions.

         At March 31, 2000, approximately $5.0 million was outstanding under the revolving credit facility. On March 31, 2000, the Company made the following payments under the term loans Tranche A, $75,000, Tranche B, $30,000 and Tranche C, $95,000.

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

         Since the Company has not yet received the necessary rating from the rating agencies required under this indenture, beginning April 15, the interest rate has increased from 12 1/2% to 13 1/2%. The incremental interest is to be paid by the issuance of additional securities. The Company is currently seeking the appropriate ratings, which would return the interest rate to 12 1/2%.

         Recent Developments. Due to continuing weakness in day rates and utilization in the offshore energy support business, as well as adverse market conditions in the Company's towing and transportation businesses, the Company anticipated that earnings would be lower than expected in the first quarter of 2000. As a result, the Company was not in compliance with certain covenants in its bank credit agreement as of March 31, 2000, and anticipated that it would not be in compliance on future dates if market conditions did not improve. The Company entered into an amendment to the credit agreement with the lending banks under which the relevant covenants have been modified through March 31, 2001 and the Company is required to prepay principal under the term loans of $10.0 million before June 30, 2000, $25.0 million before August 31, 2000, and $25.0 million before January 1, 2001, or an aggregate of $60.0 million. The Company intends to sell vessels and other assets to obtain the funds with which to make these payments. Some of these sales may be at less than book value. The amended credit agreement further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35.0 million on a timetable specified by the lending banks. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the credit facility. The Company paid a fee of $4.5 million to the lending banks in connection with the amendment of the credit agreement in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.

         As of May 11, 2000, the Company has completed asset sales of $5.9 million and expects to complete at least an additional $5 million by the end of June.

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

Impact of the "Year 2000 Issue"

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

         For information concerning certain legal proceedings see Note 8 of the financial statements.

Item 6.   Exhibits and Reports on Form 8-K.

          None

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer
Date:  May 15, 2000