Form 10-Q
period 2000-06-30
HVIDE MARINE INC
filed 2000-08-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the quarterly period ended June 30, 2000

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

         Yes          X                   No
              ---------------------           --------------------



There were 10,001,696 shares of Class A Common Stock, par value $0.01 per share outstanding at August 1, 2000.

HVIDE MARINE INCORPORATED

Quarter ended June 30, 2000

Index


                                                                                                               Page


Part I.  Financial Information
 Item 1.  Condensed Consolidated Financial Statements (Unaudited)............................................... 1

    Condensed Consolidated Balance Sheets at
    December 31, 1999 and June 30, 2000......................................................................... 1

    Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 (Predecessor Company) and 2000 (Successor Company)...................................... 3

    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 (Predecessor Company) and 2000 (Successor Company)....................................... 4

    Notes to Condensed Consolidated Financial Statements......................................................... 5

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................20

 Part II.  Other Information

 Item 1.  Legal Proceedings......................................................................................30

 Item 4.  Submission of Matters to a Vote of Security Holders....................................................30

 Item 6.  Exhibits and Reports on Form 8-K.......................................................................30

 Signature.......................................................................................................31






As used in this Report, the term "Parent" means Hvide Marine Incorporated, and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                   Hvide Marine Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                    December 31,          June 30,
                                                                                        1999               2000
                                                                                  ---------------    --------------
                                                                                      (Note 1)          (Unaudited)

                                                                                             (in thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents................................................      $        19,046    $        12,050
   Restricted cash..........................................................               15,217              8,892
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,799 and
       $5,717, respectively.................................................               47,555             48,993
     Insurance claims and other.............................................                6,775              6,238
   Marine operating supplies................................................               10,632             11,654
   Prepaid expenses.........................................................                4,013              7,009
                                                                                  ---------------    ---------------
       Total current assets.................................................              103,238             94,836

Property:
   Construction-in-progress.................................................                1,345              1,290
   Vessels and improvements.................................................              698,979            690,665
   Furniture and equipment..................................................               11,643             11,721
   Less accumulated depreciation............................................              (22,087)           (43,043)
                                                                                  ---------------    ---------------
       Net property.........................................................              689,880            660,633

Other assets:
   Deferred costs, net......................................................               29,464             33,458
   Vessels held for sale....................................................                   --             10,699
   Restricted investments...................................................                3,752              1,660
   Other....................................................................                4,406              5,341
                                                                                  ---------------    ---------------
                                                                                  $       830,740    $       806,627
                                                                                  ===============    ===============

Continued.

                   Hvide Marine Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                     December 31,        June 30,
                                                                                          1999              2000
                                                                                  -----------------  ---------------
                                                                                      (Note 1)          (Unaudited)

                                                                                     (in thousands, except par value)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................      $        10,895    $         9,995
   Current maturities of long-term debt.....................................               17,775             29,169
   Current obligations under capital leases.................................                3,332              3,722
   Accrued interest.........................................................                3,102              1,740
   Accrued liabilities and other............................................               37,489             29,719
                                                                                  ---------------    ---------------
     Total current liabilities..............................................               72,593             74,345

Long-term debt..............................................................              465,769            453,454
Obligations under capital leases............................................               33,934             37,037
Senior notes................................................................               76,709             77,938
Other liabilities...........................................................                5,952              5,266

Minority interest...........................................................               10,457              9,392

Commitments and contingencies

Stockholders' equity:
   Class A Common Stock -- $.01 par value, 20,000 shares authorized,
      10,002 shares issued outstanding                                                        100                100
   Additional paid-in capital...............................................              166,791            166,820
   Accumulated deficit......................................................               (1,565)           (17,725)
                                                                                  ---------------    ---------------
     Total stockholders' equity.............................................              165,326            149,195
                                                                                  ---------------    ---------------
                                                                                  $       830,740    $       806,627
                                                                                  ===============    ===============

See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                                    Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                Predecessor     Successor     Predecessor     Successor
                                                                  Company        Company        Company        Company
                                                               ------------   ------------   ------------   -----------
                                                                   1999           2000           1999           2000
Revenues....................................................  $   89,004    $     80,211    $     179,404    $    158,818

Operating expenses:
     Crew payroll and benefits..............................      23,360          22,501           48,203          45,715
     Charter hire and bond guarantee fee....................       4,960           3,193            8,522           7,427
     Repairs and maintenance................................       7,622           5,779           13,960          12,178
     Insurance..............................................       3,262           3,225            6,759           6,195
     Fuel...................................................       4,326           6,701            7,946          14,658
     Consumables............................................       4,368           4,314            9,606           7,623
     Rent and utilities.....................................       8,521           6,528           16,259          12,955
                                                              ----------    ------------    -------------    ------------
       Total operating expenses.............................      56,419          52,241          111,255         106,751
Selling, general and administrative expenses:
     Salaries and benefits..................................       4,255           5,113            9,628          10,362
     Office.................................................       1,680           1,528            3,547           3,074
     Professional fees......................................       3,497           1,360            4,894           2,756
     Other..................................................       2,011           1,835            4,176           3,443
                                                              ----------    ------------    -------------    ------------
       Total overhead expenses..............................      11,443           9,836           22,245          19,635
Depreciation, amortization and drydocking...................      21,393          12,157           41,727          24,443
                                                              ----------    ------------    -------------    ------------
Income (loss) from operations...............................        (251)          5,977            4,177           7,989
Other income (expense):
     Interest expense.......................................     (19,302)        (16,436)         (37,605)        (30,888)
     Interest income........................................         427             184              490             443
     Minority interest and equity in
        earnings of subsidiaries............................      (1,923)            596           (2,940)          1,065
     Gain (loss) on asset sales.............................     (14,130)            643          (14,130)            643
     Other..................................................        (188)          6,869               (7)          6,695
                                                              ----------    ------------    -------------    ------------
       Total other income (expense).........................     (35,116)         (8,144)         (54,192)        (22,042)
                                                              ----------    ------------    -------------    ------------
Loss before provision for (benefit from) income taxes.......     (35,367)         (2,167)         (50,015)        (14,053)
Provision for (benefit from) income taxes...................     (11,649)          1,083          (17,230)          2,107
                                                              ----------    ------------    -------------    ------------
     Net loss...............................................     (23,718)         (3,250)         (32,785)        (16,160)
                                                              ==========    ============    =============    ============
Net loss per common share - basic and diluted...............           *    $      (0.33)               *    $      (1.62)
                                                              ==========    ============    =============    ============
Weighted average common shares outstanding - basic and
     diluted ...............................................           *          10,002                *          10,001
                                                              ==========    ============    =============    ============

* Earnings per share is not presented for the three months ended June 30, 1999 and for the six months ended June 30, 1999 because such presentation would not be meaningful. The Company's old common stock was cancelled and new common stock was issued on December 15, 1999 pursuant to the Plan.

See accompanying notes.

                   Hvide Marine Incorporated and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     Predecessor         Successor
                                                                                       Company            Company
                                                                                        1999               2000
                                                                                  ----------------   ----------------
Operating activities:
   Net loss................................................................       $       (32,785)   $       (16,160)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization of property...........................                33,836             21,368
       Amortization of drydocking costs....................................                 6,048              3,075
       Amortization of goodwill............................................                 1,843                 --
       Amortization of discount on long-term debt and financing costs......                 1,543              2,619
       Provision for bad debts.............................................                   471                143
       Loss (gain) on disposal of property.................................                14,130               (643)
       Deferred income tax benefit.........................................               (17,230)                --
       Minority partners' equity in earnings of subsidiaries, net..........                  (797)            (1,065)
       Undistributed earnings losses of affiliates.........................                    --                 --
       Other non-cash items................................................                   104                439
       Changes in operating assets and liabilities:
         Accounts receivable...............................................                14,506             (1,248)
         Other current and long-term assets................................                (6,996)            (7,978)
         Payment of reorganization items...................................                    --             (4,494)
         Accounts payable and other liabilities............................                (8,728)            (5,915)
                                                                                  ---------------    ---------------
           Net cash provided by (used in) operating activities.............                 5,945             (9,859)

Investing activities:
     Purchases of property.................................................               (36,845)            (5,404)
     Proceeds from disposal of property....................................                    --              7,598
     Payments on vessels under construction................................                (5,102)                --
     Capital contribution to affiliates....................................                (3,164)                --
     Redemption of restricted investments..................................                19,592              2,092
                                                                                   --------------     --------------
       Net cash (used in) provided by investing activities.................               (25,519)             4,286

Financing activities:
     Proceeds from short-term borrowings...................................                 5,000                 --
     Proceeds from revolving credit facility...............................                    --             14,353
     Repayment of revolving credit facility................................                    --             (4,000)
     Proceeds from long-term borrowings....................................                45,479                 --
     Repayment of long-term borrowings.....................................               (21,768)           (11,059)
     Proceeds from issuance of Title XI bonds, net of offering costs.......                 5,428                 --
     Repayment of Title XI bonds...........................................                  (617)            (4,715)
     Redemption of restricted cash.........................................                    --              6,433
     Payment of financing costs............................................                    --               (596)
     Payment of obligations under capital leases...........................                (1,391)            (1,839)
     Proceeds from issuance of common stock................................                   252                 --
     Repayment of short-term debt..........................................                (5,000)                --
                                                                                  ---------------    ---------------
       Net cash provided by (used in) financing activities.................                27,383             (1,423)
                                                                                  ---------------    ---------------

Change in cash and cash equivalents........................................                 7,809             (6,996)
Cash and cash equivalents at beginning of period...........................                10,106             19,046
                                                                                  ---------------    ---------------
Cash and cash equivalents at end of period.................................       $        17,915    $        12,050
                                                                                  ===============    ===============

See accompanying notes.

                            HVIDE MARINE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements in this Report are unaudited for the periods indicated herein. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended on Form 10-K/A (the "1999 Form 10-K"). The condensed consolidated financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the six-month interim period ended June 30, 2000 are not necessarily indicative of the results of operations for the year ending December 31, 2000.

         Hvide Marine Incorporated and substantially all of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 8, 1999. The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan") on December 9, 1999, and the Plan became effective on December 15, 1999 (the "Effective Date"). The Company emerged from bankruptcy on December 15, 1999 (see Note 3 for additional information).

         The unaudited consolidated financial statements as of and for the periods after the effective date, reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with the Bankruptcy Code. In accordance with SOP 90-7 the Company adopted "fresh start reporting" as of December 15, 1999. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity. The assets and liabilities of the Company were restated as of December 15, 1999, in accordance with SOP 90-7, and therefore the accompanying condensed consolidated statements of operations and cash flows for periods prior to the Company's emergence from bankruptcy (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy and the adoption of fresh-start reporting (the "Successor Company").

         In June 1998, the Company paid $18.5 million to increase its equity interest in entities that own five double-hull carriers (collectively the "Lightship Tankers") from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, and two others were delivered during 1999. At the time of the increase in its equity interest, the Company intended to reduce its equity interest to less than 50% and therefore continued to account for investments in Lightship Tankers under the equity method. During 1999, the Company was not able to reduce its equity investment in Lightship Tankers and was required to consolidate the Lightship Tankers as of September 30, 1999, in accordance with the Financial Accounting Standards Board Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. The consolidation of the Lightship Tankers was accounted for as a change in reporting entity, and the financial statements have been retroactively restated to include the accounts of the Lightship Tankers as if they were consolidated as of the date majority ownership was obtained. The Successor Company increased its ownership in the Lightship Tankers at December 30, 1999 from 50.8% to 75.8%. The Lightship Tankers were not party to the Chapter 11 proceedings.

         Certain amounts in the 1999 condensed consolidated financial statements
have  been   reclassified   to  conform  with  the  2000   presentation.   These
reclassifications had no effect on the Company's net income.

2.       Issues Affecting Liquidity

         Due to continuing weakness in day rates and utilization in the offshore energy support business, as well as adverse market conditions in the Company's towing and transport businesses, the Company was not in compliance as of March 31, 2000 with certain covenants contained in its Credit Facility and anticipated that it would not be in compliance with certain covenants throughout 2000. Accordingly, on April 14, 2000, the Company entered into an amendment to the Credit Facility (the "First Amendment") with the lending banks under which the relevant covenants have been modified through March 31, 2001 and the Company was required to prepay principal under the term loans of $10.0 million before June 30, 2000 and is required to prepay an additional $25.0 million before August 31, 2000, and $25.0 million before January 1, 2001. The Company is selling vessels and other assets to obtain the funds with which to make these payments and may sell certain vessels at amounts below their carrying values. The First Amendment further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35.0 million. The amounts that the Company has agreed to prepay in 2000 have not been reclassified to current maturities of long-term debt, because the prepayments will be made with the proceeds from sales of long-term assets. Through June 30, 2000, the Company sold 12 vessels for net proceeds of $7.6 million, which were applied to the repayment obligation. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the Credit Facility. In connection with the First Amendment the Company paid a fee of $4.5 million to the lending banks in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.

         On June 29, 2000, the Company entered into a second amendment to the Credit Facility (the "Second Amendment") which extended the deadline for prepayment of $10.0 million under the term loans from June 30, 2000 to July 17, 2000. The Company has met this deadline. The Second Amendment also expanded the Company's flexibility in determining which assets to sell to obtain the funds to make the principal payments of term loans required under the First Amendment.

         The Company believes that operating cash flow, amounts available under its revolving credit facility and anticipated proceeds from the sale of vessels will be sufficient for it to meet its debt service obligations, apart from the prepayments described above, and other capital requirements through 2000. It is uncertain, however, whether proceeds from the sale of assets will be sufficient to enable it to satisfy the prepayment obligations as currently scheduled or whether it will be required to seek further extension of the prepayment deadlines. As the Company's operating cash flow is dependent on factors beyond the Company's control, moreover, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

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

4.       Long Term Debt

         Because the Company's senior notes did not receive the rating required by the note indenture by April 15, 2000, the interest rate on the senior notes increased from 12 1/2% to 13 1/2%, effective as of December 15, 1999. The additional interest is payable in the form of additional senior notes, of which notes in the principal amount of $514,517 were issued on April 15, 2000. The Company is currently seeking the ratings necessary to return the interest rate to 12 1/2%.

5.       Income Taxes

         For the six months ended June 30, 2000, the deferred provision for income taxes was computed using a net estimated annual effective tax rate of 0%. For the six months ended June 30, 2000, a gross deferred benefit was computed using an estimated annual effective tax rate of 36%. Management has determined that a tax valuation allowance is necessary at June 30, 2000 to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. The current provision for income taxes represents taxes withheld on foreign source revenue. For the six months ended June 30, 1999, the benefit for income taxes was computed using an estimated annual effective tax rate of 34%, adjusted principally for depreciation on vessels built with capital construction funds.

6. Comprehensive Income

         The Company has no other component of comprehensive (income) loss except net loss.

7.       Earnings Per Share (EPS)

         Pursuant to the Plan, 10,000,000 new shares of common stock were issued at the Effective Date. In April 2000, warrants to purchase 1,696 shares of common stock were exercised by the holders. Common stock equivalents outstanding during the period ending June 30, 2000, which consist principally of warrants and employee stock options, have not been included in the computation of diluted loss per share, as their effect is antidilutive.

8.       Segment Information

         Revenues by segment and geographic area consist only of services provided to external customers, as reported in the condensed consolidated statements of operations. Consolidated income (loss) from operations by geographic area represents net revenues less applicable costs and expenses related to those revenues. The Company does not have significant intersegment transactions.

         The  following  schedule  presents   information  about  the  Company's
operations in its three segments (in thousands):


                                                         Predecessor      Successor       Predecessor       Successor
                                                           Company          Company          Company          Company
                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                          June 30,
                                                      -------------------------------   --------------------------------
                                                            1999             2000             1999             2000
                                                       --------------   --------------   --------------   --------------
Revenues:
     Offshore energy support.....................      $       39,097   $       37,510   $       84,835   $       71,729
     Harbor and offshore towing..................              11,252            8,315           22,401           17,046
     Marine transportation services..............              38,655           34,386           72,168           70,043
                                                      ---------------  ---------------  ---------------  ---------------
Consolidated revenues............................      $       89,004   $       80,211   $      179,404   $      158,818
                                                       ==============   ==============   ==============   ==============

Income (loss) from operations:
     Offshore energy support.....................      $       (4,115)  $        2,814   $       (3,236)  $        1,010
     Harbor and offshore and towing..............               3,442            1,309            6,338            2,963
     Marine transportation services..............               5,641            5,379           10,036           10,986
     General corporate...........................              (5,219)          (3,525)          (8,961)          (6,970)
                                                      ---------------  ---------------  ---------------  ---------------
Consolidated income (loss) from operations.......      $         (251)  $        5,977   $        4,177   $        7,989
                                                       ==============   ==============   ==============   ==============

Income (loss) before income taxes:
     Offshore energy support.....................      $      (31,757)  $       (7,313)  $      (43,514)  $      (18,365)
     Harbor and offshore and towing..............               2,288              (98)           3,807              388
     Marine transportation services..............               2,902            1,065             (518)           2,352
     General corporate...........................              (8,800)           4,179           (9,790)           1,572
                                                      ---------------  ---------------  ---------------  ---------------
Consolidated loss before income taxes............      $      (35,367)  $       (2,167)  $      (50,015)  $      (14,053)
                                                       ==============   ==============   ==============   ==============

9.       Supplemental Condensed Consolidated Financial Information

         The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by these subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from these subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from these subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes. The Company has not presented separate financial statements or other discussions concerning the guarantor subsidiaries because management has determined that such information is not material to investors.

         The  following  is   summarized   condensed   consolidating   financial
information for the Company, segregating the parent, the combined guarantor subsidiaries, the combined non-guarantor subsidiaries and eliminations.

                Condensed Consolidating Balance Sheet (unaudited)
                                 (in thousands)

                                                                                 December 31, 1999
                                     -----------------------------------------------------------------------------------------------
                                                        Domestic        Foreign      Non-Guarantor                     Condensed
                                                       Guarantor       Guarantor                                      Consolidated
                                         Parent       Subsidiaries    Subsidiaries     Subsidiaries   Eliminations       Total
Assets
Current assets:
 Cash and cash equivalents.......     $      4,830   $       2,908   $       7,816    $      3,492   $          --    $     19,046
 Restricted cash.................           15,027             190              --              --              --          15,217
 Accounts receivable:
   Trade, net....................            1,804          23,728          17,579           5,132            (688)         47,555
   Insurance claims and other....            1,866           2,150           3,028             516            (785)          6,775
 Marine operating supplies.......             (465)          2,481           3,810           4,806              --          10,632
 Prepaid expenses................              933             918           1,675             487              --           4,013
                                      ------------    ------------   -------------    ------------    ------------    ------------
   Total current assets..........           23,995          32,375          33,908          14,433          (1,473)        103,238
Property:
 Construction-in-progress........               --             541             664             140              --           1,345
 Vessels and improvements........            9,292         177,938         206,764         304,985              --         698,979
 Furniture and equipment.........            5,822           3,051           2,135             635              --          11,643
 Less accumulated depreciation...             (196)           (533)           (671)        (20,687)             --         (22,087)
                                      ------------   -------------   -------------    ------------    ------------    ------------
   Net property..................           14,918         180,997         208,892         285,073              --         689,880
Other assets:
Deferred costs, net..............           14,962           4,615           1,454           8,433              --          29,464
Restricted investments...........               --              --              --           3,752              --           3,752
Other............................          455,560         406,592          70,888           8,303        (936,937)          4,406
                                      ------------   -------------   -------------    ------------    ------------    ------------
                                      $    509,435   $     624,579   $     315,142    $    319,994    $   (938,410)   $    830,740
                                      ============   =============   =============    ============    ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable................     $      1,383   $       4,236   $       4,329    $        947    $         --    $     10,895
 Current maturities of long-term
   debt .........................           12,065           1,891              --           3,820              (1)         17,775
 Current obligations under
   capital leases................              555           2,777              --              --              --           3,332
 Accrued interest................            2,418              --              --             684              --           3,102
 Accrued liabilities and other...           18,685           7,579           9,635           3,063          (1,473)         37,489
                                      ------------   -------------   -------------    ------------    ------------    ------------
  Total current liabilities.....            35,106          16,483          13,964           8,514          (1,474)         72,593

Long-term debt...................          214,212          27,410              --         224,147              --         465,769
Obligations under capital leases.           13,662          20,272              --              --              --          33,934
Senior notes.....................           76,709              --              --              --              --          76,709
Other............................            4,425             559             740             226               2           5,952

Minority interest................               --              --              --              --          10,457          10,457

Commitment and contingencies

Stockholders equity:
 Common stock....................              100              --              --              --              --             100
 Additional paid-in capital......          166,786         332,837         301,148          11,143        (645,123)        166,791
 Retained earnings (accumulated
  deficit).......................           (1,565)        227,018            (710)         75,964        (302,272)         (1,565)
                                      ------------   -------------   -------------    ------------    ------------    ------------
   Total stockholders' equity....          165,321         559,855         300,438          87,107        (947,395)        165,326
                                      ------------   -------------   -------------    ------------    ------------    ------------
                                      $    509,435   $     624,579   $     315,142    $    319,994    $   (938,410)   $    830,740
                                      ============   =============   =============    ============    ============    ============



                Condensed Consolidating Balance Sheet (unaudited)
                                 (in thousands)

                                                                               June 30, 2000
                                        --------------------------------------------------------------------------------------------
                                                          Domestic        Foreign     Non-Guarantor                    Condensed
                                                         Guarantor      Guarantor                                    Consolidated
                                            Parent      Subsidiaries   Subsidiaries     Subsidiaries  Eliminations       Total
Assets
Current assets:
 Cash and cash equivalents...........    $     1,142    $       (354)  $      6,817    $     4,445    $         --    $    12,050
 Restricted cash.....................          8,892              --             --             --              --          8,892
 Accounts receivable:
   Trade, net........................          1,428          21,098         24,073          2,931            (537)        48,993
   Insurance claims and other........            618           3,054          2,427            139              --          6,238
 Marine operating supplies...........           (349)          2,407          3,287          6,496            (187)        11,654
 Prepaid expenses....................            764           1,801          1,637          2,807              --          7,009
                                         -----------    ------------    -----------    -----------     -----------    -----------
   Total current assets..............         12,495          28,006         38,241         16,818            (724)        94,836
Property:
 Construction-in-progress............             11             349            107            636             187          1,290
 Vessels and improvements............          7,905         171,321        205,667        305,772              --        690,665
 Furniture and equipment.............          5,828           3,107          2,151            635              --         11,721
 Less accumulated depreciation.......         (1,702)         (7,185)        (8,763)       (25,393)             --        (43,043)
                                         -----------    ------------   ------------    -----------     -----------    -----------
   Net property......................         12,042         167,592        199,162        281,650             187        660,633
Other assets:
Deferred costs, net..................         18,747           4,946          1,712          8,053              --         33,458
Vessels held for sale................             --           9,720            979             --              --         10,699
Restricted investments...............             --              --             --          1,660              --          1,660
Other................................        444,732         392,180         65,232          3,070        (899,873)         5,341
                                         -----------    ------------   ------------    -----------     -----------    -----------
                                         $   488,016    $    602,444   $    305,326    $   311,251     $  (900,410)   $   806,627
                                         ===========    ============   ============    ===========     ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable....................    $     1,349    $      3,659   $      3,436    $     1,551     $        --    $     9,995
 Current maturities of long-term debt         23,399           1,950             --          3,820              --         29,169
 Current obligations under capital
   leases............................            813           2,909             --             --              --          3,722
 Accrued interest....................            987              74             --            679              --          1,740
 Accrued liabilities and other.......          7,339           5,817         13,781          3,319            (537)        29,719
                                         -----------    ------------   ------------    -----------     -----------    -----------
   Total current liabilities.........         33,887          14,409         17,217          9,369            (537)        74,345

Long-term debt.......................        204,883          26,301             --        222,270              --        453,454
Obligations under capital leases.....         18,449          18,588             --             --              --         37,037
Senior notes.........................         77,938              --             --             --              --         77,938
Other................................          3,690             474            864            238              --          5,266

Minority interest....................             --              --             --             --           9,392          9,392

Commitment and contingencies

Stockholders equity:
 Common stock........................            100              20             --             --             (20)           100
 Additional paid-in capital..........        166,794         333,204        301,169         10,756        (645,103)       166,820
 Retained earnings (accumulated
   deficit)..........................        (17,725)        209,448        (13,924)        68,618        (264,142)       (17,725)
                                         -----------    ------------   ------------    -----------     -----------    -----------
   Total stockholders' equity........        149,169         542,672        287,245         79,374        (909,265)       149,195
                                         -----------    ------------   ------------    -----------     -----------    -----------
                                         $   488,016    $    602,444   $    305,326    $   311,251     $  (900,410)   $   806,627
                                         ===========    ============   ============    ===========     ===========    ===========

          Condensed Consolidating Statement of Operations (unaudited)
                           (in thousands)

                                                                           Three Months Ended June 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                             Domestic        Foreign      Non-Guarantor                   Condensed
                                                            Guarantor       Guarantor                                   Consolidated
                                               Parent     Subsidiaries   Subsidiaries    Subsidiaries    Eliminations      Total
Predecessor Company
Revenues................................    $   12,656   $      47,203   $      28,540  $      14,684   $     (14,079)   $   89,004
Operating expenses:
  Crew payroll and benefits.............         4,492           8,153           7,273          3,456             (14)       23,360
  Charter hire and bond guarantee fee...           486          15,168              --             --         (10,694)        4,960
  Repairs and maintenance...............           646           1,984           4,765            241             (14)        7,622
  Insurance.............................           325           1,482           1,117            338              --         3,262
  Fuel..................................           702           1,338           1,370            916              --         4,326
  Consumables...........................           415           2,185           1,542            351            (125)        4,368
  Rent and utilities....................           333           4,452           1,864          2,854            (982)        8,521
                                            ----------   -------------   -------------  -------------   -------------    ----------
      Total operating expenses..........         7,399          34,762          17,931          8,156         (11,829)       56,419
Selling, general and administrative
 expenses:
  Salaries and benefits.................         1,271           1,007           1,325            652              --         4,255
  Office................................           536             288             656            200              --         1,680
  Professional fees.....................         2,495             598              57            347              --         3,497
  Other.................................           654             (21)          2,540            400          (1,562)        2,011
                                            ----------   -------------   -------------  -------------   -------------    ----------
     Total overhead expenses............         4,956           1,872           4,578          1,599          (1,562)       11,443
Depreciation, amortization and drydocking        3,502           6,373           9,205          2,313              --        21,393
                                            ----------   -------------   -------------  -------------   -------------    ----------
Income (loss) from operations...........        (3,201)          4,196          (3,174)         2,616            (688)         (251)

Other income (expense):
  Interest expense......................          (379)         (9,222)         (9,501)        (2,882)          2,682       (19,302)
  Interest income.......................           703           2,041              --            365          (2,682)          427
  Minority interest and equity in
   earnings of subsidiaries.............       (30,513)        (25,013)             --            240          53,363        (1,923)
  Other.................................           738             284          (1,654)          (242)            686          (188)
  Net loss on asset sales...............        (2,715)        (11,415)             --             --              --       (14,130)
                                            ----------   -------------   -------------  -------------   -------------    ----------
      Total other expense, net..........       (32,166)        (43,325)        (11,155)        (2,519)         54,049       (35,116)
                                            ----------   -------------   -------------  -------------   -------------    ----------
Income (loss) before income taxes.......       (35,367)        (39,129)        (14,329)            97          53,361       (35,367)
Benefit from income taxes...............       (11,649)             --              --             --              --       (11,649)
                                            ----------   -------------   -------------  -------------   -------------    ----------

Net income (loss).......................    $  (23,718)  $     (39,129)  $     (14,329) $          97   $      53,361    $  (23,718)
                                            ==========   =============   =============  =============   =============    ==========

             Condensed Consolidating Statement of Operations (unaudited)
                               (in thousands)

                                                                         Three Months Ended June 30, 2000
                                            ----------------------------------------------------------------------------------------
                                                              Domestic        Foreign      Non-Guarantor                  Condensed
                                                            Guarantor       Guarantor                                   Consolidated
                                               Parent     Subsidiaries   Subsidiaries    Subsidiaries     Eliminations      Total
Successor Company
Revenues................................    $    8,091   $      38,775   $      25,072  $      16,674   $      (8,401)   $   80,211
Operating expenses:
  Crew payroll and benefits.............         3,964           8,256           5,747          4,545             (11)       22,501
  Charter hire and bond guarantee fee...           498          10,182              --             --          (7,487)        3,193
  Repairs and maintenance...............           357           1,618           3,098            712              (6)        5,779
  Insurance.............................           263           1,493             999            470              --         3,225
  Fuel..................................         1,039           2,872           1,549          1,241              --         6,701
  Consumables...........................           399           1,975           1,646            322             (28)        4,314
  Rent and utilities....................           497           2,713           1,875          2,663          (1,220)        6,528
                                            ----------   -------------   -------------  -------------   -------------    ----------
    Total operating expenses............         7,017          29,109          14,914          9,953          (8,752)       52,241
Selling, general and
administrative expenses:
 Salaries and benefits..................         1,699           1,219           1,521            674              --         5,113
 Office.................................           517             299             551            161              --         1,528
 Professional fees......................           847             326             134             53              --         1,360
 Other..................................           469             532           1,353            445            (964)        1,835
                                            ----------   -------------   -------------  -------------   -------------    ----------
  Total overhead expenses...............         3,532           2,376           3,559          1,333            (964)        9,836
Depreciation, amortization and
  drydocking............................           676           4,066           4,830          2,585              --        12,157
                                            ----------   -------------   -------------  -------------   -------------    ----------
Income from operations..................        (3,134)          3,224           1,769          2,803           1,315         5,977

Other income (expense):
  Interest expense......................        (1,065)         (5,574)         (5,542)        (4,847)            592       (16,436)
  Interest income.......................           735              10              --             31            (592)          184
  Minority interest and equity in
   earnings of subsidiaries.............        (6,576)        (20,859)             --         (1,490)         29,521           596
  Net gain (loss) on asset sales........            --             776            (133)            --              --           643
  Other.................................         7,873               4             305              2          (1,315)        6,869
                                            ----------   -------------   -------------  -------------   -------------    ----------
      Total other expense, net..........           967         (25,643)         (5,370)        (6,304)         28,206        (8,144)
                                            ----------   -------------   -------------  -------------   -------------    ----------
Loss before income taxes................        (2,167)        (22,419)         (3,601)        (3,501)         29,521        (2,167)
Provision for income taxes..............         1,083              --              --             --              --         1,083
                                            ----------   -------------   -------------  -------------   -------------    ----------
Net loss................................    $   (3,250)  $     (22,419)  $      (3,601) $      (3,501)  $      29,521    $   (3,250)
                                            ==========   =============   =============  =============   =============    ==========

         Condensed Consolidating Statement of Operations (unaudited)
                            (in thousands)

                                                                         Six Months Ended June 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                            Domestic         Foreign      Non-Guarantor                   Condensed
                                                            Guarantor      Guarantor                                    Consolidated
                                               Parent     Subsidiaries    Subsidiaries    Subsidiaries    Eliminations       Total
Predecessor Company
Revenues................................    $   25,794   $      95,668   $      65,783   $      27,196   $     (35,037)  $  179,404
Operating expenses:
  Crew payroll and benefits.............         9,127          17,139          15,445           6,514             (22)      48,203
  Charter hire and bond guarantee fee...           957          31,891              --              --         (24,326)       8,522
  Repairs and maintenance...............         1,116           4,133           8,400             340             (29)      13,960
  Insurance.............................           744           3,089           2,276             650              --        6,759
  Fuel..................................         1,375           2,614           2,512           1,445              --        7,946
  Consumables...........................           747           3,952           4,633             535            (261)       9,606
  Rent and utilities....................         1,262           8,795           3,398           4,568          (1,764)      16,259
                                            ----------   -------------   -------------   -------------   -------------   ----------
      Total operating expenses..........        15,328          71,613          36,664          14,052         (26,402)     111,255
Selling, general and administrative
 expenses:
  Salaries and benefits.................         3,055           2,426           2,827           1,320              --        9,628
  Office................................         1,374             584           1,168             421              --        3,547
  Professional fees.....................         3,161           1,164             206             363              --        4,894
  Other.................................         1,316             724           4,698             702          (3,264)       4,176
                                            ----------   -------------   -------------   -------------   -------------   ----------
     Total overhead expenses............         8,906           4,898           8,899           2,806          (3,264)      22,245
Depreciation, amortization
   and drydocking.......................         6,917          12,607          17,899           4,304              --       41,727
                                            ----------   -------------   -------------   -------------   -------------   ----------
Income (loss) from operations...........        (5,357)          6,550           2,321           6,034          (5,371)       4,177

Other income (expense):
  Interest expense......................          (685)        (17,222)        (17,175)         (7,702)          5,179      (37,605)
  Interest income.......................         1,335           3,965              --             369          (5,179)         490
  Minority interest and equity in
   earnings of subsidiaries.............       (44,442)        (24,654)             --             606          65,550       (2,940)
  Net loss on asset sales...............        (2,715)         (8,093)         (3,322)             --              --      (14,130)
  Other.................................         1,849             103          (7,306)            (24)          5,371           (7)
                                            ----------   -------------   -------------   -------------   -------------   ----------
      Total other expense, net..........       (44,658)        (45,901)        (27,803)         (6,751)         70,921      (54,192)
                                            ----------   -------------   -------------   -------------   -------------   ----------
Income (loss) before income taxes.......       (50,015)        (39,351)        (25,482)           (717)         65,000      (50,015)
Benefit from income taxes...............       (17,230)             --              --              --              --      (17,230)
                                            ----------   -------------   -------------   -------------   -------------   ----------

Net income (loss).......................    $  (32,785)  $     (39,351)  $     (25,482)  $        (717)  $      65,000   $  (32,785)
                                            ==========   =============   =============   =============   =============   ==========

          Condensed Consolidating Statement of Operations (unaudited)
                              (in thousands)

                                                                       Six Months Ended June 30, 2000
                                            ----------------------------------------------------------------------------------------
                                                            Domestic        Foreign      Non-Guarantor                   Condensed
                                                            Guarantor       Guarantor                                   Consolidated
                                             Parent       Subsidiaries   Subsidiaries    Subsidiaries     Eliminations      Total
Successor Company
Revenues................................    $    19,544   $      79,303   $      49,481  $    33,219   $    (22,729)   $   158,818
Operating expenses:
  Crew payroll and benefits.............          8,108          17,243          11,684        8,701            (21)        45,715
  Charter hire and bond guarantee fee...            989          23,761              49        1,000        (18,372)         7,427
  Repairs and maintenance...............            778           3,581           6,660        1,174            (15)        12,178
  Insurance.............................            660           2,870           1,935          730             --          6,195
  Fuel..................................          2,267           5,884           3,322        3,185             --         14,658
  Consumables...........................            659           3,113           3,483          506           (138)         7,623
  Rent and utilities....................            974           4,913           3,639        5,749         (2,320)        12,955
                                            -----------   -------------   -------------  -----------   ------------    -----------
    Total operating expenses............         14,435          61,365          30,772       21,045        (20,866)       106,751
Selling, general and
  administrative expenses:
 Salaries and benefits..................          3,164           2,664           3,190        1,344             --         10,362
 Office.................................          1,002             598           1,131          343             --          3,074
 Professional fees......................          1,773             525             319          139             --          2,756
 Other..................................            824             942           3,439          639         (2,401)         3,443
                                            -----------   -------------   -------------  -----------   ------------    -----------
  Total overhead expenses...............          6,763           4,729           8,079        2,465         (2,401)        19,635
Depreciation, amortization
and drydocking..........................          1,464           8,608           9,638        4,733             --         24,443
                                            -----------   -------------   -------------  -----------   ------------    -----------
Income (loss) from operations...........         (3,118)          4,601             992        4,976            538          7,989

Other income (expense):
  Interest expense......................         (1,260)         (9,209)        (12,644)      (8,972)         1,197        (30,888)
  Interest income.......................          1,559               8              --           73         (1,197)           443
  Minority interest and equity in
    earnings of subsidiaries............        (19,877)        (14,014)             --       (3,173)        38,129          1,065
  Net gain (loss) on asset sales........             --             776            (133)          --             --            643
  Other.................................          8,643              17          (1,430)           2           (537)         6,695
                                            -----------   -------------   -------------  -----------   ------------    -----------
      Total other expense, net..........        (10,935)        (22,422)        (14,207)     (12,070)        37,592        (22,042)
                                            -----------   -------------   -------------  -----------   ------------    -----------
Loss before income taxes................        (14,053)        (17,821)        (13,215)      (7,094)        38,130        (14,053)
Provision for income taxes..............          2,107              --              --           --             --          2,107
                                            -----------   -------------   -------------  -----------   ------------    -----------
Net loss................................    $   (16,160)  $     (17,821)  $     (13,215) $    (7,094)  $     38,130    $   (16,160)
                                            ===========   =============   =============  ===========   ============    ===========

        Condensed Consolidating Statement of Cash Flows (unaudited)
                             (in thousands)

                                                                               Six Months Ended June 30, 1999
                                                      ------------------------------------------------------------------------------
                                                                     Domestic       Foreign                               Condensed
                                                                    Guarantor     Guarantor    Non-Guarantor            Consolidated
                                                       Parent     Subsidiaries  Subsidiaries   Subsidiaries  Eliminations   Total
Predecessor Company
Operating activities:
Net income (loss)................................     $  (32,785)  $   (39,351)  $   (25,482)  $      (717)   $ 65,550    $(32,785)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:

  Depreciation and amortization of property......          5,380         9,552        14,934         3,970          --      33,836
  Amortization of drydocking costs...............          1,532         2,454         1,942           120          --       6,048
  Amortization of goodwill.......................              6           583         1,023           214          17       1,843
  Amortization of discount on long-term debt
     and financing costs.........................            892            --            --           651          --       1,543
  Provision for bad debts........................             19           349           103            --          --         471
  Loss (gain) on disposal of property............          2,715         8,093         3,322            --          --      14,130
  Deferred income tax benefit....................        (17,230)           --            --            --          --     (17,230)
  Minority partners' equity in earnings loss
    of subsidiaries, net.........................             --            --            --            --        (797)       (797)
  Undistributed earnings of affiliates...........         10,292        24,654            --          (606)    (34,340)
  Other non-cash items...........................            104            --            --            (1)          1         104
  Changes in operating assets and liabilities:
     Accounts receivable.........................          5,319         1,927         7,935          (681)          6      14,506
     Other current and long-term assets..........         27,973        35,817         2,762       (17,322)    (56,226)     (6,996)
     Accounts payable and other liabilities......         (2,102)          (77)       (6,467)       (3,138)      3,056      (8,728)
                                                     -----------   -----------   -----------   -----------    --------    --------
       Net cash provided by (used in)
         operating activities....................          2,115        44,001            72       (17,510)    (22,733)      5,945

Investing activities:
  Purchases of property..........................        (21,331)      (12,325)        1,752       (12,689)      7,748     (36,845)
  Payments on vessels under construction.........             --        (5,102)           --            --          --      (5,102)
  Capital contribution to affiliates.............          9,177       (37,772)        1,364         9,082      14,985      (3,164)
  Redemption of restricted investments...........             --            --            --        19,592          --      19,592
                                                     -----------   -----------   -----------   -----------    --------    --------
     Net cash provided by (used in)
       investing activities......................        (12,154)      (55,199)        3,116        15,985     (22,733)    (25,519)

Financing activities:
  Proceeds from short-term borrowings............             --         5,000            --            --          --       5,000
  Proceeds from long-term borrowings.............         31,008        14,200            --            --          --      45,208
  Repayment of long-term borrowings..............        (21,142)         (626)           --            --          --     (21,768)
  Proceeds from issuance of Title XI bonds, net
      of offering costs..........................             --            --            --         5,428          --       5,428
  Repayment of Title XI debt.....................             (1)           --            --          (616)         --        (617)
  Proceeds from sale leaseback...................             --           271            --            --          --         271
  Payment of obligations under capital leases....           (317)       (1,074)           --            --          --      (1,391)
  Proceeds from option exercise & ESPP...........            252            --            --            --          --         252
  Repayments of short-term borrowings............             --        (5,000)           --            --          --      (5,000)
                                                     -----------   -----------   -----------   -----------    --------    --------
     Net cash provided by financing
      activities.................................          9,800        12,771            --         4,812          --      27,383
                                                     -----------   -----------   -----------   -----------    --------    --------

Change in cash and cash equivalents..............           (239)        1,573         3,188         3,287          --       7,809
Cash and cash equivalents at beginning of period.          1,401         2,099         5,002         1,604          --      10,106
                                                     -----------   -----------   -----------   -----------    --------    --------
Cash and cash equivalents at end of period.......    $     1,162   $     3,672   $     8,190   $     4,891    $     --    $ 17,915
                                                     ===========   ===========   ===========   ===========    ========    ========

           Condensed Consolidating Statement of Cash Flows (unaudited)
                            (in thousands)

                                                                                   Six Months Ended June 30, 2000
                                                     -------------------------------------------------------------------------------
                                                                     Domestic       Foreign                               Condensed
                                                                    Guarantor    Guarantor    Non-Guarantor             Consolidated
                                                        Parent    Subsidiaries  Subsidiaries   Subsidiaries Eliminations   Total
Successor Company
Operating activities:
Net loss.........................................     $  (16,160)  $ (17,821)  $   (13,215)  $    (7,094)   $  38,130     $ (16,160)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
     Depreciation and amortization of property...          1,167       6,833         8,794         4,574           --        21,368
     Amortization of drydocking costs............            297       1,775           844           159           --         3,075
     Amortization of discount on long-term debt
        and financing costs......................          2,264          19            --           336           --         2,619
  Provision for bad debts........................           (208)        112            90           149           --           143
  Gain (loss) on disposal of assets..............             --        (776)          133            --           --          (643)
  Minority partners' equity in earnings of
     subsidiaries, net...........................         19,878      14,014            --         3,173      (38,130)       (1,065)
  Other non-cash items...........................            418          --            21            --           --           439
  Changes in operating assets and liabilities:
     Accounts receivable.........................          1,628       1,614        (5,982)        2,428         (936)       (1,248)
     Other current and long-term assets..........        (14,540)      3,368         5,115        (2,107)         186        (7,978)
     Payment of reorganization items.............         (4,494)         --            --            --           --        (4,494)
     Accounts payable and other liabilities......         (8,743)     (2,351)        3,377           866          936        (5,915)
                                                     -----------   ---------   -----------   -----------    ---------     ---------
       Net cash provided by (used in)
         operating activities....................        (18,493)      6,787          (823)        2,484          186        (9,859)

Investing activity:
  Purchases of property..........................          4,342      (8,276)         (176)       (1,108)        (186)       (5,404)
  Proceeds from disposal of property.............          7,598          --            --            --           --         7,598
  Redemption of restricted investments...........             --          --            --         2,092           --         2,092
  Capital contribution to affiliate..............             --         639            --          (639)          --            --
                                                     -----------   ---------   -----------   -----------    ---------     ---------
     Net cash provided by (used in) investing
        activity.................................         11,940      (7,637)         (176)          345         (186)        4,286

Financing activities:
  Proceeds from revolving credit facility........         14,353          --            --            --           --        14,353
  Repayment of revolving credit facility.........         (4,000)         --            --            --           --        (4,000)
  Repayment of long-term borrowings..............        (10,546)       (513)           --            --           --       (11,059)
  Repayment of Title XI bonds....................         (2,302)       (537)           --        (1,876)          --        (4,715)
  Redemption of restricted cash..................          6,243         190            --            --           --         6,433
  Payment of financing costs.....................           (596)         --            --            --           --          (596)
  Payment of obligations under capital leases....           (287)     (1,552)           --            --           --        (1,839)
                                                     -----------   ---------   -----------   -----------    ---------     ---------
     Net cash provided by (used in)
        financing activities.....................          2,865      (2,412)           --        (1,876)          --        (1,423)
                                                     -----------   ----------  -----------   ------------   ---------     ----------

Change in cash and cash equivalents..............         (3,688)     (3,262)         (999)          953           --        (6,996)
Cash and cash equivalents at beginning of period.          4,830       2,908         7,816         3,492           --        19,046
                                                     -----------   ---------   -----------   -----------    ---------     ---------
Cash and cash equivalents at end of period.......    $     1,142   $    (354)  $     6,817   $     4,445    $      --     $  12,050
                                                     ===========   =========   ===========   ===========    =========     =========


10.      Contingencies

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

         In J. Erik Hvide and Betsy Hvide v. Hvide Marine Incorporated, No. 00-5640-02, a civil action filed in March 2000 in the Circuit Court of Broward County, Florida, the Company's former chief executive officer and his wife allege that the Company has breached an agreement to provide Mr. Hvide with severance benefits valued at approximately $1.0 million. Mr. Hvide further alleges that the Company fraudulently induced him to enter into the agreement by making false representations concerning its intention to provide him with benefits. In connection with his fraud claim, Mr. Hvide also seeks unspecified punitive damages. The Company believes that it never reached any agreement with Mr. Hvide concerning compensation relating to his severance, that it did not make any false representations to Mr. Hvide, and that the suit has no merit. The Company intends to vigorously defend the suit.

         Equal Employment Opportunity Commission Notice of Charge of Discrimination No. 150A024Q. On April 6, 2000, J. Erik Hvide, the Company's former chief executive officer, filed a complaint with the Florida Commission of Human Relations alleging that he was forced to resign from the Company because he is disabled with post-polio syndrome. The complaint was transferred to the Equal Employment Opportunity Commission on May 15, 2000, for administrative reasons. The Company believes that Mr. Hvide was not forced to resign because of his affliction with post-polio syndrome and that his claim has no merit. The Company intends to vigorously defend the claim.

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

         The holder of voting and disposition rights with respect to approximately 60% of the Company's outstanding common stock has advised the Company that the holder's parent organization is to be acquired by a French company in a transaction scheduled to close in the fourth quarter of this year. Such transaction may be deemed to be a transfer to the French company of the holder's rights for purposes of the U.S.-citizenship requirements of section 27 of the Merchant Marine Act, 1920, commonly referred to as the "Jones Act," in which event the Company would no longer meet the Jones Act's citizenship requirements. The transaction may also be deemed to be a change of control under the Company's debt obligations. The Company and the holder are working to structure the manner in which the rights are held in order to avoid these consequences. While there can be no assurance that such efforts will be successful, the Company believes that they will be. Any failure of the Company to meet the citizenship requirements of the Jones Act would result in its vessels being prohibited from engaging in the U.S. domestic trade, which accounts for the majority of the Company's revenues, and would also result in covenant defaults under all of the company's outstanding debt instruments. A change in control as defined in the Company's credit agreement and senior note indenture would result in a default under the credit agreement and a repurchase obligation with respect to the outstanding senior notes.


11.      Recent Accounting Pronouncements

         In June 1999, the Financial Standards Boards ("FASB") issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. Management is evaluating SFAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect of its financial position or results of operation.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), " Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 with respect to: the definition of an employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications of the terms of a previously fixed stock option or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect the adoption of FIN 44 to have a material effect of its financial position or results of operations.

12.      Subsequent Events

         In July and August 2000, the Company sold three barges and three tugs for aggregate cash proceeds of $11.2 million. Substantially all of the cash proceeds were used to repay principal under the term loans of the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1999 Form 10-K.

         The MD&A contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 1999 Form 10-K.

                                       21
Revenue Overview

Marine Support Services

         Revenue  is  derived  from  marine  support  services  provided  by the
Company's   offshore  energy  support  fleet  and  offshore  and  harbor  towing operations.

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

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned and operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.



                                                                       1999                                2000
                                                    -------------------------------------------    ----------------------
                                                       Q1         Q2         Q3         Q4            Q1         Q2
    Number of supply boats at end of period...           21         21         21         21             21          23
    Average supply boat day rates(1) .........       $4,530     $4,049     $3,596     $3,379         $3,740      $3,895
    Average supply boat utilization(2)........           70%        69%        75%        73%            71%         63%

    Number of crew boats at end of period(3)..           33         33         33         33             33          32
    Average crew boat day rates(1)(3).........       $2,097     $1,864     $1,754     $1,827         $1,850      $1,926
    Average crew boat utilization(2)(3).......           69%        72%        75%        87%            78%         77%

----------------------------

(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.
(3)  Excludes utility boats.

         As indicated in the above table, supply boat average day rates declined during 1999 but improved during the first half of 2000; the increase was due to an increase in offshore exploration and production activities. Supply boat utilization declined during the second quarter of 2000 as several vessels were out of service for repair and several vessels were transferred to the U.S. Gulf from other markets. At July 15, 2000, supply boat day rates averaged approximately $4,300. This reflects a continued increase over levels experienced in the first half of 2000 and results from increased exploration and production activities.

         Crew boat day rates also declined during 1999 and have improved slightly during the first half of 2000. Utilization decreased during the first quarter of 2000 due to weather conditions and a seasonal decline in demand which began to reverse towards the end of the second quarter. At July 15, 2000, crew boat day rates averaged approximately $2,000.

         The  following  table  shows  average  rate  and  average   utilization
information for foreign operations:


                                                                         1999                                2000
                                                      -------------------------------------------    ---------------------
                                                          Q1        Q2          Q3         Q4             Q1        Q2
                                                      ---------  ---------  ---------  ---------     --------------------
Number of anchor handling tug/supply boats........          67         69         67         67            67         67
Average anchor handling tug/supply boat day rates.      $4,817     $5,433     $4,662     $4,803        $4,290     $4,471
Average anchor handling tug/supply boat
   utilization(1).................................        61%        49%        49%        47%           56%        63%

Number of crew/utility boats......................          38         39         39         39            39         39
Average crew/utility boat day rates(1)............      $1,543     $1,559     $1,629     $1,749        $1,551     $1,618
Average crew/utility boat utilization(2)..........          65%        48%        47%        52%           40%        41%

-------------------------------

(1) Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue.

         As indicated in the above table, foreign anchor handling tug/supply boat average date rates fluctuated during 1999 and declined during the first quarter of 2000; the fluctuations and decline were primarily due to lower rates in West Africa. Average day rates improved slightly during the second quarter of 2000 due to overall increased activity. Utilization declined during 1999 and increased during the first quarter of 2000 primarily due to fluctuations in drilling activity in the Middle East and West Africa. Utilization improved during the second quarter of 2000 due to overall increased activity. At July 15, 2000, day rates for foreign anchor handling tug/supply boats averaged approximately $4,300.

         Foreign crew/utility boat average day rates declined during the first quarter of 2000 and improved slightly during the second quarter of 2000. The lower utilization since the first quarter of 2000 is primarily due to the political and civil unrest in parts of Africa. At July 15, 2000, day rates for foreign crew/utility boats averaged approximately $1,700.

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

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, maintenance and repairs, fuel, and insurance. For general information concerning these categories of operating expenses as well as capital expenditures, see the corresponding section in the 1999 Form 10-K.

Results of Operations

         Upon the Effective Date of its Chapter 11 reorganization the Company adopted fresh start accounting in accordance with SOP 90-7. See Note 1 to the condensed consolidated financial statements. Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         The three months ended June 30, 1999 and 2000 include the results of the Predecessor Company and the Successor Company, respectively. The principal difference between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date. These changes primarily affect depreciation, amortization and drydocking expense and interest expense in the Company's result of operations.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                        Three Months ended June 30,                     Six Months ended June 30,
                              ---------------------------------------------   ---------------------------------------------
                                       1999                    2000                    1999                    2000
                               --------------------    --------------------    --------------------    --------------------
                                                                       (in millions)
Revenues..................    $     89.0        100%  $     80.2        100%  $    179.4        100%  $    158.8        100%
Operating expenses........          56.4         63         52.2         65        111.3         62        106.8         67
Overhead expenses.........          11.4         13          9.8         12         22.2         12         19.6         12
Depreciation, amortization
  And drydocking expense..          21.4         24         12.2         15         41.7         23         24.4         15
                              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ---------
Income from operations....    $      0.3          0%  $      6.0          7%  $      4.2          2%  $      8.0          5%
                              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Interest expense, net.....    $     18.9         21%  $     16.4         20%  $     37.1         21%  $     30.9         20%
                              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Net loss..................    $   (23.7)       (27)%  $    (3.3)        (4)%  $   (32.8)       (18)%  $   (16.2)       (10)%
                              ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Three months ended June 30, 2000 compared with the three months ended June 30, 1999

         Revenues. Revenues decreased 10% to $80.2 million for the three months ended June 30, 2000, from $89.0 million for the three months ended June 30, 1999, primarily due to lower revenue from the Company's harbor and offshore towing and marine transportation services operations.

         Revenue from offshore energy operations decreased 4% for the three months ended June 30, 2000 compared to the 1999 period, primarily due to lower day rates and utilization resulting from the decline in offshore exploration and production activity. During the 2000 period, average domestic day rates for supply boats owned, operated, or managed by the Company declined 4% from the 1999 period, while average domestic day rates for crew boats owned, operated, or managed by the Company increased 3% from the 1999 period. Average international day rates for anchor handling tug/supply boats fell 18% to $4,471 from $5,433, while average international day rates for crew/utility boats increased less than 4% to $1,618 from $1,559.

         Harbor and offshore towing revenue decreased 26% to $8.3 million from $11.3 million primarily due to a decline in the Company's offshore towing operations and overall decreased activity in harbor towing operations resulting from increased competition in the Port of Tampa and decreased activity in Port Everglades, Lake Charles and Port Arthur.

         Marine transportation revenue decreased 11% to $34.4 million from $38.7 million, primarily due to the retirement of two vessels, the scheduled drydocking of the Seabulk America and the installation of modifications to the HMI Cape Lookout Shoals required for its service in Alaska.

         Operating Expenses. Operating expenses decreased 7% to $52.2 million for the three months ended June 30, 2000 from $56.4 million for the corresponding 1999 period, primarily due to decreases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from decreased business activity. As a percentage of revenue, operating expenses increased to 65% for the three months ended June 30, 2000 from 63% for the corresponding 1999 period, due to a reduction in the Company's marine transportation services fleet resulting in a decrease in revenue and an increase in ongoing expenses such as fuel and insurance costs.

         Overhead Expenses. Overhead expenses decreased 14% to $9.8 million from $11.4 million, primarily due to a reduction in professional fees. As a percentage of revenue, overhead expenses decreased to only 12% from 13%, due to the corresponding decrease in revenue.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense decreased 43% to $12.2 million for the three months ended June 30, 2000, compared with $21.4 million for the three months ended June 30, 1999 due to the decrease in book value of property, goodwill and deferred costs as a result of the reorganization.

         Income (loss) from Operations. Operations resulted in income of $6.0 million, or 7% of revenue, for the three months ended June 30, 2000 compared to a loss of $0.3 million for the three months ended June 30, 1999, as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 15% to $16.0 million, for the three months ended June 30, 2000 from $18.9 million, for the corresponding 1999 period, primarily as a result of the reorganization and conversion of the Predecessor Company senior notes and preferred securities to the Successor Company's common stock.

         Net Income (Loss). The Company had a net loss of $3.0 million for the three months ended June 30, 2000, compared to a net loss of $23.7 million for the three months ended June 30, 1999, primarily as a result of the factors noted above and the loss in the 1999 period of $14.1 million on asset sales.

Six months ended June 30, 2000 compared with the six  months ended June 30, 1999

         Revenues. Revenues decreased 11% to $158.8 million for the six months ended June 30, 2000, from $179.4 million for the six months ended June 30, 1999, primarily due to lower revenue from offshore energy support and harbor and offshore towing operations.

         Revenue from offshore energy operations decreased 15% to $71.7 from $84.8, primarily due to lower utilization and day rates resulting from the decline in offshore exploration and production activity.

         Harbor and offshore towing revenue decreased 24% to $17.0 from $22.4 million, primarily due to vessel sales and the decline in the Company's offshore towing operations and overall decreased activity in harbor towing operations resulting from increased competition in the Port of Tampa and decreased activity in Port Everglades, Lake Charles and Port Arthur.

         Marine transportation revenue decreased 3% to $70.0 million from $72.2, primarily due to a decrease in rates and the drydocking of one tanker and modification of another, the shifting of one vessel from grain transportation which is a higher revenue generator, and the reduction of the tanker fleet.

         Operating Expenses. Operating expenses decreased 4% to $106.8 million for the six months ended June 30, 2000 from $111.3 million for corresponding 1999 period, primarily due to decreases in crew payroll and benefits, maintenance and repair, and supplies and consumables resulting from decreased business activity. As a percentage of revenue, operating expenses increased to 67% for the six months ended June 30, 2000 from 62% for the six months ended June 30, 1999, due to the decline in revenues from the Company's marine transportation services business and an increase in ongoing expenses such as fuel and insurance costs.

         Overhead Expenses. Overhead expenses decreased 12% to $19.6 million from $22.2 million, primarily due to a reduction in professional fees. As a percentage of revenue, overhead expenses was 12% for the six month period ended June 30, 2000 and the corresponding 1999 period.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense decreased 41% to $24.4 million from $41.7 million, due to the decrease in book value of property, and the write-off of goodwill and deferred costs as a result of the reorganization.

         Income from Operations. Income from operations increased 52% to $8.0 million, or 5% of revenue, from $4.2 million, as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 18% to $30.4 million from $37.1 million, primarily as a result of the reorganization and conversion of the Predecessor Company senior notes and preferred securities to shares of the Successor Company's common stock.

         Net Income (Loss). The Company had a net loss of $16.2 million for the six months ended June 30, 2000 compared to a net loss of $32.8 million for the six months ended June 30, 1999 primarily as a result of the factors noted above.

Liquidity and Capital Resources

         Background. The Company's capital requirements arise primarily from its need to service debt, fund working capital, and maintain and improve its vessels. Historically, the Company's principal sources of cash have been equity and debt financing and cash provided by operations. As a result of the declines in rates and utilization of its offshore energy support vessels that led to its Chapter 11 reorganization operating income was substantially reduced in 1999 and the first six months of 2000 reducing the availability of cash from operations to fund the Company's capital requirements.

         The Company's principal and interest payment obligations and operating lease obligations for the last two quarters of 2000 are estimated to be approximately $79.6 million $2.0 million, respectively. Capital requirements for fleet maintenance and improvements are currently expected to aggregate $15.0 million during the remainder of 2000. In view of declines in day rates, particularly in the U.S. Gulf of Mexico, and the possibility that rates will remain at low levels, the Company has curtailed or deferred certain capital and other expenditures.

         The above amounts do not include capital and other expenditures relating to the five Lightship Tankers in which the Company currently holds a 75.8% equity interest (see Note 1 to the condensed consolidated financial statements). During the remainder of 2000, an estimated $9.7 million of principal and interest payments are due on the Title XI ship financing bonds for these vessels.

         During the first six months of 2000, the Company used $9.9 million of cash from operations primarily reflecting the net loss for the period, after elimination of noncash items. Cash provided by investing activities was approximately $4.3 million for the period, primarily reflecting the costs of capital improvements to vessels and proceeds from the sale of vessels. Cash used in financing activities was approximately $1.4 million consisting primarily of proceeds from the revolving credit facility, offset by repayments of borrowings.

         Liquidity  Concerns.  As a result of the severe  worldwide  downturn in offshore oil and gas exploration, development and production activities beginning in 1998 and continuing and deepening during 1999, substantial declines in offshore energy support vessel day rates and utilization adversely affected the Company's operating results during 1999 and led to its Chapter 11 reorganization. The results for the first six months of 2000 continue to be adversely affected by the weak market conditions in the offshore markets although this situation appears to be improving.

         The Reorganization. The Company's reorganization plan became effective on December 15, 1999. The details of the plan are reported in the 1999 Form 10-K

         In connection with the restructuring 10,000,000 shares of common stock were issued. The 9,800,000 shares received by the holders of the Predecessor Company's senior notes represent 98.0% of the Company's currently outstanding common stock and 89.3% of its common stock assuming exercise of all outstanding warrants. The 200,000 shares received by holders of the Predecessor Company's trust preferred securities represent 2.0% of the Company's currently outstanding common stock and 1.8% of its common stock assuming exercise of the warrants.

         The Company also obtained new credit facilities from a group of financial institutions. The new facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of 12 1/2% senior secured notes due 2007. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Predecessor Company's bank loans and to pay administrative and other fees and expenses. The balance of the proceeds is being used for working capital and general corporate purposes.

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. The credit agreement provides for the following facilities:

                                                                                     Interest Rate as of
         Facility                           Amount                   Maturity          August 1, 2000
         --------                           ------                   --------          --------------
         Tranche A term loan                $75 million                2004                     9.89%
         Tranche B term loan                $30 million                2005                    10.39%
         Tranche C term loan                $95 million                2006                    10.89%
         Revolving credit facility          $25 million                2004                     9.89%

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

         At June 30, 2000, approximately $10.4 million was outstanding under the revolving credit facility. On June 30, 2000, the Company made the following payments under the term loans: Tranche A, $5.2 million, Tranche B, $1.3 million and Tranche C, $4.0 million.

         The senior secured notes are senior obligations and are secured by a second priority lien on the same assets that secure borrowings under the credit agreement. The notes are unconditionally guaranteed by all of the Company's subsidiaries that have guaranteed borrowings under the credit agreement. The notes were issued at 90.0% of their face value, for gross proceeds of $85.5 million. The notes were issued under an indenture among the Company, the subsidiary guarantors and financial institutions serving as trustee and collateral agent. The indenture contains customary covenants that, among other things, restrict the Company's ability to incur additional debt, sell assets, and engage in mergers and transactions with affiliates. As consideration for the purchase of the notes and as compensation for certain financial services, the Company issued to the purchasers of the notes noteholder warrants to purchase 6.75% of the Company's common stock on a fully diluted basis after giving effect to the exercise of these warrants at an exercise price of $.01 per share for a term of seven and one-half years.

         Recent Developments. Because the senior secured notes did not receive the rating from the rating agencies required under the note indenture, to have been received by April 15, 2000, the interest rate of the notes has increased from 12 1/2% to 13 1/2% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, of which notes in aggregate principal amount of $514,517 were issued on April 15, 2000. The Company is currently seeking the required ratings which would return the interest rate to 12 1/2%.

         Due to continuing weakness in day rates and utilization in the offshore energy support business, as well as adverse market conditions in the Company's towing and transportation businesses, the Company was not in compliance with certain covenants in its bank credit agreement as of March 31, 2000, and anticipated that it would not be in compliance on future dates if market conditions did not improve. The Company entered into an amendment to the credit agreement with the lending banks under which the relevant covenants were modified through March 31, 2001 and the Company was required to prepay principal under the term loans of $10.0 million before June 30, 2000, and will be required to prepay an additional $25.0 million before August 31, 2000, and $25.0 million before January 1, 2001.

         The Company is selling vessels and other assets to obtain the funds with which to make these payments. Some of these sales may be at less than book value. The amended credit agreement further provides that, in the event the Company has not made the required principal payments as scheduled or achieved certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks may require the Company to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35.0 million on a timetable specified by the lending banks.

         Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the credit facility. In connection with the amendment of the credit agreement, the Company paid a fee of $4.5 million to the lending banks in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.

         On June 29, 2000, the Company entered into a second amendment to the Credit Facility which extended the deadline for prepayment of $10.0 million under the term loans from June 30, 2000 to July 17, 2000. The Company has met this deadline. The Second Amendment also expanded the Company's flexibility in determining which assets to sell to obtain the funds to make the principal payments of term loans required under the first amendment.

         As of August 7, 2000, the Company had prepaid term loans of $18.6 million from the proceeds of asset sales and expects to receive at least $2.3 million of proceeds from additional assets sales by the end of August.

         The Company believes that operating cash flow, amounts available under its revolving credit facility and anticipated proceeds from the sale of vessels will be sufficient for it to meet its debt service obligations, apart from the prepayments described above, and other capital requirements through 2000.

          It is uncertain, however, whether proceeds from the sale of assets will be sufficient to enable it to satisfy the prepayment obligations as currently scheduled or whether it will be required to seek further extension of the prepayment deadlines. As the Company's operating cash flow is dependent on factors beyond the Company's control, moreover, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

Recent Developments

         The holder of voting and disposition rights with respect to approximately 60% of the Company's outstanding common stock has advised the Company that the holder's parent organization is to be acquired by a French company in a transaction scheduled to close in the fourth quarter of this year. Such transaction may be deemed to be a transfer to the French company of the holder's rights for purposes of the U.S.-citizenship requirements of section 27 of the Merchant Marine Act, 1920, commonly referred to as the "Jones Act," in which event the Company would no longer meet the Jones Act's citizenship requirements. The transaction may also be deemed to be a change of control under the Company's debt obligations. The Company and the holder are working to structure the manner in which the rights are held in order to avoid these consequences. While there can be no assurance that such efforts will be successful, the Company believes that they will be. Any failure of the Company to meet the citizenship requirements of the Jones Act would result in its vessels being prohibited from engaging in the U.S. domestic trade, which accounts for the majority of the Company's revenues, and would also result in covenant defaults under all of the company's outstanding debt instruments. A change in control as defined in the Company's credit agreement and senior note indenture would result in a default under the credit agreement and a repurchase obligation with respect to the outstanding senior notes.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         For information concerning certain legal proceedings see Note 10 of the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on June 15, 2000. At the meeting, the shareholders elected the following individuals to three-year terms as Class I members of the Board of Directors: James J. Gaffney and Robert
L. Keiser.

         The voting results of the election of directors and the other matters voted upon at the meeting are as follows:

Election of Directors:

                                                                   Votes           Withheld
                         Nominee:                                   For            Authority
James J. Gaffney........................................           4,984,958            32,050
Robert L. Keiser........................................           4,984,958            32,050


Other Matters:

                                                                                                        Abstentions
                                                                                                           and
                      Description of                                   Votes             Votes            Broker
                          Matter                                       For             Against          Non-Votes
Approval of the Company's Amended and
  Restated Equity Ownership Plan......................             4,029,322           741,840              43
Approval of the Company's Stock Option
  Plan for Directors..................................             4,465,776           305,386              43
Approval of the appointment of Ernst &
  Young LLP as the Company's independent
     public accountants...............................             5,012,599             4,409               0

Item 6.   Exhibits and Reports on Form 8-K.

          None

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer
Date:  August 14, 2000