Form 10-Q
period 2000-09-30
HVIDE MARINE INC
filed 2000-11-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the quarterly period ended September 30, 2000

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



There were 10,116,949 shares of Common Stock, par value $0.01 per share outstanding at October 15, 2000.

HVIDE MARINE INCORPORATED

Quarter ended September 30, 2000

Index

                                                                                                               Page


Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)................................................  1

    Condensed Consolidated Balance Sheets at December 31, 1999 and September 30, 2000...........................  1

    Condensed Consolidated Statements of Operations for the three and nine months ended September
      30, 1999 (Predecessor Company) and 2000 (Successor Company)...............................................  3

    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999
      (Predecessor Company) and 2000 (Successor Company)......................................................... 4

    Notes to Condensed Consolidated Financial Statements......................................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................20

Part II.  Other Information

Item 1.  Legal Proceedings.......................................................................................30

Item 2.  Changes in Securities and Use of Proceeds...............................................................30

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................30

Item 6.  Exhibits and Reports on Form 8-K........................................................................30

Signature........................................................................................................30



As used in this Report, the term "Parent" means Hvide Marine Incorporated, and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                            Hvide Marine Incorporated
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                                               December 31,       September 30,
                                                                                                   1999                2000
                                                                                              --------------      ------------
                                                                                                (Note 1)

                                                                                                       (in thousands)
Assets
Current assets:
   Cash and cash equivalents.........................................................             $ 19,046          $ 20,174
   Restricted cash...................................................................               15,217             6,005
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,799 and
       $5,564, respectively..........................................................               47,555            49,238
     Insurance claims and other......................................................                6,775             6,811
   Marine operating supplies.........................................................               10,632             9,422
   Prepaid expenses..................................................................                4,013             3,664
                                                                                                  --------         ---------
       Total current assets..........................................................              103,238            95,314

Property:
   Construction-in-progress..........................................................                1,345             2,064
   Vessels and improvements..........................................................              698,979           691,098
   Furniture and equipment...........................................................               11,643            11,646
   Less accumulated depreciation.....................................................              (22,087)          (52,942)
                                                                                                 ---------         ---------
       Net property..................................................................              689,880           651,866

Deferred costs, net..................................................................               29,464            34,349
Vessels held for sale................................................................                   --             2,809
Restricted investments...............................................................                3,752               876
Other assets.........................................................................                4,406             5,579
                                                                                                 ---------         ---------
                                                                                                 $ 830,740         $ 790,793
                                                                                                 =========         =========

Continued.

                            Hvide Marine Incorporated
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                                              December 31,       September 30,
                                                                                                   1999              2000
                                                                                             -------------       ------------
                                                                                               (Note 1)

                                                                                              (in thousands, except par value)

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...................................................................          $ 10,895           $ 11,655
   Current maturities of long-term debt...............................................            17,775             24,593
   Current obligations under capital leases...........................................             3,332              3,674
   Accrued interest...................................................................             3,102              6,220
   Accrued liabilities and other......................................................            37,489             34,070
                                                                                               ---------         ----------
     Total current liabilities........................................................            72,593             80,212

Long-term debt........................................................................           465,769            436,022
Obligations under capital leases......................................................            33,934             36,296
Senior notes..........................................................................            76,709             78,517
Other liabilities.....................................................................             5,952              4,637

Minority interest.....................................................................            10,457              8,964

Commitments and contingencies

Stockholders' equity:
   Class A Common Stock-- $0.01 par value, 20,000 shares authorized,
     10,000 and 10,117 shares issued and outstanding, respectively....................               100                101
   Additional paid-in capital.........................................................           166,791            166,911
   Accumulated deficit................................................................            (1,565)           (20,867)
                                                                                               ---------         ----------
     Total stockholders' equity.......................................................           165,326            146,145
                                                                                               ---------         ----------
                                                                                               $ 830,740          $ 790,793
                                                                                               =========          =========

See accompanying notes.

                            Hvide Marine Incorporated
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                       September 30,
                                                                    Predecessor       Successor      Predecessor      Successor
                                                                      Company          Company         Company         Company
                                                                 --------------   --------------   --------------  --------------
                                                                       1999             2000            1999            2000
                                                                 --------------   --------------   --------------  --------------
Revenues....................................................     $      85,989    $      81,623    $     265,393   $     240,441

Operating expenses:
   Crew payroll and benefits................................            23,741           22,315           71,944          68,030
   Charter hire and bond guarantee fee......................             4,753            3,520           13,275          10,947
   Repairs and maintenance..................................             6,227            6,113           20,187          18,291
   Insurance................................................             3,593            3,088           10,352           9,283
   Fuel.....................................................             7,714            5,673           15,660          20,331
   Consumables..............................................             2,529            3,596           12,135          11,219
   Rent and utilities.......................................             8,565            6,630           24,824          19,585
                                                                 -------------    -------------    -------------   -------------
     Total operating expenses...............................            57,122           50,935          168,377         157,686
Overhead expenses:
   Salaries and benefits....................................             4,756            4,959           14,384          15,321
   Office...................................................             1,642            1,561            5,189           4,635
   Professional fees........................................             1,663            1,394            6,557           4,150
   Other....................................................             1,832            1,310            6,008           4,753
                                                                 -------------    -------------    -------------   -------------
     Total overhead expenses................................             9,893            9,224           32,138          28,859
Depreciation, amortization and drydocking...................            20,821           12,157           62,548          36,600
                                                                 -------------    -------------    -------------   -------------
Income (loss) from operations...............................            (1,847)           9,307            2,330          17,296
Other income (expense):
   Interest expense.........................................           (21,310)         (15,904)         (58,915)        (46,792)
   Interest income..........................................               278              103              768             546
   Reorganization items.....................................            (4,328)              --           (4,328)             --
   Minority interest .......................................            (1,552)             429           (4,492)          1,493
   Gain (loss) on asset sales...............................            (3,518)           4,185          (17,648)          4,828
   Other....................................................              (357)            (179)            (364)          6,517
                                                                 -------------    -------------    -------------   -------------
     Total other expense, net...............................           (30,787)         (11,366)         (84,979)        (33,408)
                                                                 -------------    -------------    -------------   -------------
Loss before provision for (benefit from) income taxes.......           (32,634)          (2,059)         (82,649)        (16,112)
Provision for (benefit from) income taxes...................           (12,524)           1,083          (29,754)          3,190
                                                                 -------------    -------------    -------------   -------------
     Net loss...............................................     $     (20,110)   $      (3,142)   $     (52,895)  $     (19,302)
                                                                 =============    =============    =============   =============

Net loss per common share - basic and diluted...............                 *    $       (0.31)               *   $       (1.93)
                                                                 =============    =============    =============   =============

Weighted average common shares outstanding - basic and
   diluted .................................................                 *           10,039                *          10,014
                                                                 =============    =============    =============   =============

* Earnings per share is not presented for the three and nine month periods ended September 30, 1999 because such presentation would not be meaningful. The Company's previous common stock was canceled and new common stock was issued on December 15, 1999, pursuant to the Plan.

See accompanying notes.

                            Hvide Marine Incorporated
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                                            September 30,
                                                                                     Predecessor      Successor
                                                                                       Company         Company
                                                                                        1999            2000
                                                                                     -----------      ----------
Operating activities:
   Net loss................................................................       $     (52,895)  $      (19,302)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of property...........................              51,035           31,858
       Amortization of drydocking costs....................................               8,941            4,742
       Amortization of goodwill............................................               2,572               --
       Accretion of original issue discount and
         amortization of financing costs...................................               1,110            4,235
       Provision for bad debts.............................................                 421              195
       Loss (gain) on asset sales..........................................              17,648           (4,828)
       Deferred income tax benefit.........................................             (29,754)              --
       Minority interest...................................................                (678)          (1,493)
       Other non-cash items................................................                 130              885
       Changes in operating assets and liabilities:
         Accounts receivable...............................................              18,625           (2,118)
         Other current and long-term assets................................              (9,355)          (6,592)
         Payment of reorganization items...................................                  --           (4,494)
         Accounts payable and other liabilities............................              (4,926)           4,002
                                                                                  -------------   --------------
           Net cash provided by operating activities.......................               2,874            7,088

Investing activities:
     Purchases of property.................................................             (44,505)          (9,678)
     Proceeds from disposal of property....................................              31,799           22,249
     Payments on vessels under construction................................              (5,102)              --
     Redemption of restricted investments..................................              19,592            2,888
                                                                                  -------------   --------------
       Net cash provided by investing activities...........................               1,784           15,459

Financing activities:
     Proceeds from short-term borrowings...................................               5,000               --
     Proceeds from DIP Credit Facility, net................................               9,860               --
     Proceeds from revolving credit facility...............................                  --           23,203
     Repayment of revolving credit facility................................                  --          (17,003)
     Proceeds from long-term borrowings....................................              44,923               --
     Repayment of long-term borrowings.....................................             (51,715)         (27,924)
     Proceeds from issuance of Title XI bonds, net of offering costs.......               6,600               --
     Repayment of Title XI bonds...........................................                (616)          (5,874)
     Redemption of restricted cash.........................................                  --            9,402
     Payment of financing costs............................................              (1,358)            (596)
     Proceeds from sale leaseback..........................................                 271               --
     Payment of obligations under capital leases...........................              (2,469)          (2,628)
     Proceeds from issuance of common stock................................                 253                1
     Repayment of short-term debt..........................................              (5,000)              --
                                                                                  -------------   --------------
       Net cash provided by (used in) financing activities.................               5,749          (21,419)
                                                                                  -------------   ---------------

Change in cash and cash equivalents........................................              10,407            1,128
Cash and cash equivalents at beginning of period...........................              10,106           19,046
                                                                                  -------------   --------------
Cash and cash equivalents at end of period.................................       $      20,513   $       20,174
                                                                                  =============   ==============

See accompanying notes.

                            HVIDE MARINE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended on Form 10-K/A (the "1999 Form 10-K").

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The Company and substantially all of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on September 8, 1999. The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan") on December 9, 1999, and the Plan became effective on December 15, 1999 (the "Effective Date"). The Company emerged from bankruptcy on December 15, 1999 (see Note 3 for additional information).

         The unaudited consolidated financial statements as of and for the periods after the Effective Date reflect accounting principles and practices set forth in the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with the Bankruptcy Code. In accordance with SOP 90-7, the Company adopted "fresh start reporting" as of December 15, 1999. The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity. The assets and liabilities of the Company were restated as of December 15, 1999, in accordance with SOP 90-7, and therefore the accompanying condensed consolidated statements of operations and cash flows for periods prior to the Company's emergence from bankruptcy (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy and the adoption of fresh-start reporting (the "Successor Company").

         Certain amounts in the 1999 condensed consolidated financial statements
have  been   reclassified   to  conform  with  the  2000   presentation.   These
reclassifications had no effect on the Company's net income.

2.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amount of such estimates, when known, will vary from these estimates.

3.       Issues Affecting Liquidity

         As a result of an April  2000  amendment  to its Credit  Facility,  the
Company was required to repay $60.0 million of the term loan portion of the facility prior to January 1, 2001, subject to additional repayment obligations if certain financial targets were not achieved. On August 30, 2000, the Company entered into a further amendment to the Credit Facility that reduced the repayment obligation to $40.0 million and eliminated the target-based obligation. Through October 31, 2000, the Company satisfied approximately $27.2 million of this obligation, of which $22.7 million was obtained from the sale of 29 vessels.

         The Company believes that operating cash flow, amounts available under its revolving credit facility and anticipated proceeds from the sale of additional vessels will be sufficient to meet its debt service obligations, apart from the term loan repayments described above, and other capital requirements through 2000. While it is uncertain whether proceeds from the sale of assets will be sufficient to enable it to satisfy the term loan repayment obligation as currently scheduled, the Company has the ability to use the revolving credit portion of the facility to satisfy the obligation, and currently has sufficient availability to do so. As the Company's operating cash flow is dependent on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

4.       Plan of Reorganization

         In September 1999, the Company filed the Plan with the Bankruptcy Court which set forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. The Plan specifically provided for the conversion of the Company's previously outstanding senior notes and preferred securities into equity interests in the Successor Company and cancellation of all of the pre-petition equity interests, as more fully described in the Plan. Substantially all of the Company's other pre- and post-petition unsecured liabilities were unaffected by the Plan.

5.       Long-Term Debt

         The Company's senior notes have not received the rating from the rating agencies required by the note indenture. As a result, on April 15, 2000, the interest rate on the senior notes increased from 12 1/2% to 13 1/2%, retroactively applied to December 15, 1999. The additional interest is payable in the form of additional senior notes, of which notes in the principal amount of $514,517 and $238,786 were issued on June 30, 2000 and September 30, 2000, respectively. The Company is currently seeking the ratings necessary to return the interest rate to 12 1/2%.

6.       Income Taxes

         For the nine months ended September 30, 2000, the deferred provision for income taxes was computed using a net estimated annual effective tax rate of 0%. For the nine months ended September 30, 2000, a gross deferred benefit was computed using an estimated annual effective tax rate of 36%. Management has determined that a tax valuation allowance is necessary at September 30, 2000 to reduce the deferred tax assets to the amount that will more likely be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero. The current provision for income taxes represents taxes withheld on foreign source revenue. For the nine months ended September 30, 1999, the benefit for income taxes was computed using an estimated annual effective tax rate of 36%, adjusted principally for depreciation on vessels built with capital construction funds.

7. Comprehensive Income

         The Company has no material components of comprehensive (income) loss except net loss.

8.       Earnings Per Share

         Pursuant to the Plan, 10,000,000 new shares of common stock were issued at the Effective Date. In the nine months ended September 30, 2000, 27,800 shares of restricted common stock were granted to certain employees of the Company and warrants to purchase 89,149 shares of common stock were exercised. Common stock equivalents outstanding during the period ending September 30, 2000, which consist principally of warrants and employee stock options, have not been included in the computation of diluted loss per share, as their effect is antidilutive.

9.       Segment Information

         The Company organizes its business principally into three segments. The Company does not have significant intersegment transactions. These segments and their respective operations are as follows:

         Harbor Towing - Harbor towing services are provided by tugs to vessels utilizing the ports in which the tugs operate and to vessels at sea to the extent required by environmental regulations, casualty or other emergency.

         Marine Transportation Services - Marine transportation services include oceangoing and inland-waterway vessels used to transport chemicals, fuel and other petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports and inland rivers.

         Offshore Energy Support - Offshore energy support includes vessels, operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas production platforms.

         The Company evaluates performance by operating segment. Resources are allocated primarily based on segment profit or loss, before taxes. Revenues by segment and geographic area consist only of services provided to external customers, as reported in the Statements of Operations. Income from operations represents net revenues less applicable costs and expenses related to those revenues, and income (loss) before income taxes includes the operating results primarily adjusted by allocated net interest expense and gains (losses) on the disposal of vessels. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature.

         The  following  schedule  presents   information  about  the  Company's
operations in its three segments (in thousands):

                                                           Predecessor        Successor        Predecessor         Successor
                                                             Company           Company           Company            Company
                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                        September 30,
                                                        --------------------------------        ----------------------------
                                                              1999              2000              1999               2000
                                                        --------------    --------------        --------------     ---------
Revenues:
  Harbor towing.....................................             10,824             7,965            33,225             25,011
  Marine transportation services....................             42,985            34,591           115,153            104,634
                                                        ---------------   ---------------   ---------------    ---------------
   Offshore energy support..........................    $        32,180   $        39,067   $       117,015    $       110,796
Consolidated revenues...............................    $        85,989   $        81,623   $       265,393    $       240,441
                                                        ===============   ===============   ===============    ===============

Income (loss) from operations:
  Harbor towing.....................................              3,209             1,093             9,547              4,056
  Marine transportation services....................              6,515             6,225            16,551             17,211
  Offshore energy support...........................    $        (8,074)  $         4,577   $       (11,309)   $         5,587
  General corporate.................................             (3,497)           (2,588)          (12,459)            (9,558)
                                                        ---------------   ---------------   ---------------    ---------------
Consolidated income (loss) from operations              $        (1,847)  $         9,307   $         2,330    $        17,296
                                                        ===============   ===============   ===============    ===============

Income (loss) before income taxes:
  Harbor towing.....................................                686             3,071             4,493              3,459
  Marine transportation services....................             (6,138)            2,217            (6,656)             4,569
  Offshore energy support...........................    $       (20,225)  $        (5,957)  $       (63,739)   $       (24,322)
  General corporate.................................             (6,957)           (1,390)          (16,747)               182
                                                        ---------------   ---------------   ---------------    ---------------
Consolidated loss before income taxes...............    $       (32,634)  $        (2,059)  $       (82,649)   $       (16,112)
                                                        ===============   ===============   ===============    ===============


10. Supplemental Condensed Consolidated Financial Information

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

         The following is condensed consolidating financial information for the Company, segregating the parent, the combined domestic guarantor subsidiaries, the combined foreign guarantor subsidiaries, the combined non-guarantor subsidiaries and eliminations.

                Condensed Consolidating Balance Sheet (unaudited)
                                 (in thousands)

                                                                                    December 31, 1999
                                             ---------------------------------------------------------------------------------------
                                                             Domestic        Foreign           Non-                      Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
Assets
Current assets:
  Cash and cash equivalents..............     $  4,830       $  2,908       $  7,816       $  3,492      $       --    $     19,046
  Restricted cash........................       15,027            190             --             --              --          15,217
  Accounts receivable:
     Trade, net..........................        1,804         23,728         17,579          5,132            (688)         47,555
     Insurance claims and other..........        1,866          2,150          3,028            516            (785)          6,775
  Marine operating supplies..............         (465)         2,481          3,810          4,806              --          10,632
  Prepaid expenses.......................          933            918          1,675            487              --           4,013
                                              --------        -------       --------       --------       ---------    ------------
     Total current assets................       23,995         32,375         33,908         14,433          (1,473)        103,238
Property:
  Construction-in-progress...............           --            541            664            140              --           1,345
  Vessels and improvements...............        9,292        177,938        206,764        304,985              --         698,979
  Furniture and equipment................        5,822          3,051          2,135            635              --          11,643
  Less accumulated depreciation..........         (196)          (533)          (671)       (20,687)             --         (22,087)
                                              --------       --------       --------       --------       ---------    ------------
     Net property........................       14,918        180,997        208,892        285,073              --         689,880
Other assets:
  Deferred costs, net....................       14,962          4,615          1,454          8,433              --          29,464
  Restricted investments.................           --             --             --          3,752              --           3,752
  Other..................................      455,560        406,592         70,888          8,303        (936,937)          4,406
                                              --------       --------       --------       --------       ---------    ------------
                                              $509,435       $624,579       $315,142       $319,994       $(938,410)   $    830,740
                                              ========       ========       ========       ========       =========    ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................     $  1,383       $  4,236       $  4,329       $    947       $      --    $     10,895
  Current maturities of long-term debt...       12,065          1,891             --          3,820              (1)         17,775
    Current obligations under capital
     leases..............................          555          2,777             --             --              --           3,332
  Accrued interest.......................        2,418             --             --            684              --           3,102
  Accrued liabilities and other..........       18,685          7,579          9,635          3,063          (1,473)         37,489
                                              --------       --------       --------       --------       ---------    ------------
     Total current liabilities...........       35,106         16,483         13,964          8,514          (1,474)         72,593

Long-term debt...........................      214,212         27,410             --        224,147              --         465,769
Obligations under capital leases.........       13,662         20,272             --             --              --          33,934
Senior notes.............................       76,709             --             --             --              --          76,709
Other....................................        4,425            559            740            226               2           5,952

Minority interest........................           --             --             --             --          10,457          10,457

Commitments and contingencies

Stockholders' equity:
  Common stock...........................          100             --             --             --              --             100
  Additional paid-in capital.............      166,786        332,837        301,148         11,143        (645,123)        166,791
  Retained earnings (accumulated deficit)..     (1,565)       227,018           (710)        75,964        (302,272)         (1,565)
                                              --------       --------       --------       --------       ---------    ------------
     Total stockholders' equity..........      165,321        559,855        300,438         87,107        (947,395)        165,326
                                              --------       --------       --------       --------       ---------    ------------
                                              $509,435       $624,579       $315,142       $319,994       $(938,410)   $    830,740
                                              ========       ========       ========       ========       =========    ============

                               Condensed Consolidating Balance Sheet (unaudited)
                                 (in thousands)

                                                                                   September 30, 2000
                                             ---------------------------------------------------------------------------------------
                                                            Domestic        Foreign           Non-                      Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total

   Assets
   Current assets:
    Cash and cash equivalents.............   $        327    $    (532)  $      6,443   $     13,936      $      --   $     20,174
    Restricted cash.......................          6,005           --             --             --             --          6,005
    Accounts receivable:
       Trade, net.........................            926       21,101         25,005          2,412           (206)        49,238
       Insurance claims and other.........            549        3,122          2,928            212             --          6,811
    Marine operating supplies.............           (574)       1,968          3,692          4,480           (144)         9,422
    Prepaid expenses......................            755          618          1,149          1,142                         3,664
                                             ------------    ---------   ------------   ------------      ---------   ------------
       Total current assets...............          7,988       26,277         39,217         22,182           (350)        95,314
   Property:
    Construction-in-progress..............              3          323          1,217            377            144          2,064
    Vessels and improvements..............          5,914      171,223        205,493        308,468             --        691,098
    Furniture and equipment...............          5,831        3,324          2,066            425             --         11,646
    Less accumulated depreciation.........         (1,961)     (10,002)       (12,722)       (28,257)            --        (52,942)
                                             ------------    ---------   ------------   ------------      ---------   ------------
       Net property.......................          9,787      164,868        196,054        281,013            144        651,866
   Other assets:
    Deferred costs, net...................         19,226        4,980          1,649          8,494             --         34,349
    Vessels held for sale.................             --        1,957            852             --             --          2,809
    Restricted investments................             --           --             --            876             --            876
    Other.................................        405,426      410,358         66,945           (464)      (876,686)         5,579
                                             ------------    ---------   ------------   ------------      ---------   ------------
                                             $    442,427    $ 608,440   $    304,717   $    312,101      $(876,892)  $    790,793
                                             ============    =========   ============   ============      =========   ============

   Liabilities and Stockholders' Equity
   Current liabilities:
    Accounts payable......................   $        591    $   3,868   $      6,345   $        850      $      --   $     11,654
    Current maturities of long-term debt..         18,670        1,975             --          3,949             --         24,594
    Current obligations under capital
      leases..............................             16        3,658             --             --             --          3,674
    Accrued interest......................            840          714             --          4,666             --          6,220
    Accrued liabilities and other.........          7,153        6,283         15,540          5,300           (206)        34,070
                                             ------------    ---------   ------------   ------------      ---------   ------------
       Total current liabilities..........         27,270       16,498         21,885         14,765           (206)        80,212

   Long-term debt.........................        187,918       25,963             --        222,141             --        436,022
   Obligations under capital leases.......             --       36,296             --             --             --         36,296
   Senior notes...........................         78,517           --             --             --             --         78,517
   Other..................................          2,746          818            884            189             --          4,637

   Minority interest......................             --           --             --             --          8,964          8,964

   Commitments and contingencies

   Stockholders' equity:
    Common stock..........................            100           21             --             --            (20)           101
    Additional paid-in capital............        166,744      314,126        301,311         10,756       (626,026)       166,911
    Retained earnings (accumulated deficit)       (20,868)     214,718        (19,363)        64,250       (259,604)       (20,867)
                                             ------------    ---------   ------------   ------------      ---------   ------------
       Total stockholders' equity.........        145,976      528,865        281,948         75,006       (885,650)       146,145
                                             ------------    ---------   ------------   ------------      ---------   ------------
                                             $    442,427    $ 608,440   $    304,717   $    312,101      $(876,892)  $    790,793
                                             ============    =========   ============   ============      =========   ============


                  Condensed Consolidating Statement of Operations (unaudited)
                                 (in thousands)

                                                                          Three Months Ended September 30, 1999
                                             ---------------------------------------------------------------------------------------
                                                             Domestic        Foreign           Non-                      Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
Predecessor Company
  Revenues................................   $     12,852    $     48,082   $     21,117    $     19,408   $  (15,470)  $   85,989
  Operating expenses:
    Crew payroll and benefits.............          4,792           8,322          6,100           4,650         (123)      23,741
    Charter hire and bond guarantee fee...            491          17,221             --              --      (12,959)       4,753
    Repairs and maintenance...............            448           2,221          3,380             248          (70)       6,227
    Insurance.............................            486           1,650          1,039             418           --        3,593
       Fuel...............................            707           4,189          1,555           1,263           --        7,714
       Consumables........................            364           1,271          1,847             228       (1,181)       2,529
       Rent and utilities.................            855           3,925          1,757           3,400       (1,372)       8,565
                                             ------------    ------------   ------------    ------------   ----------   ----------
        Total operating expenses..........          8,143          38,799         15,678          10,207      (15,705)      57,122
  Overhead expenses:
    Salaries and benefits.................          1,416           1,192          1,484             664           --        4,756
    Office................................            658             495            488               1           --        1,642
    Professional fees.....................            821             177            486             179           --        1,663
    Other.................................            528            (315)         2,227             503       (1,111)       1,832
                                             ------------    ------------   ------------    ------------   ----------   ----------
       Total overhead expenses............          3,423           1,549          4,685           1,347       (1,111)       9,893
  Depreciation, amortization and
    drydocking............................          2,834           6,682          8,628           2,681           (4)      20,821
                                             ------------    ------------   ------------    ------------   ----------   ----------
  Income (loss) from operations...........         (1,548)          1,052         (7,874)          5,173        1,350       (1,847)

  Other income (expense):
    Interest expense......................         (1,945)         (3,990)       (12,621)         (4,932)       2,178      (21,310)
    Interest income.......................            839           1,538             --              79       (2,178)         278
    Reorganization items..................         (4,328)             --             --              --           --       (4,328)
    Minority interest ....................        (22,056)         (7,446)            --          (1,729)      29,679       (1,552)
    Net (loss) gain on asset sales........         (3,540)             22             --              --           --       (3,518)
    Other.................................            (56)          1,517             --            (345)      (1,473)        (357)
                                             ------------    ------------   ------------    ------------   ----------   ----------
        Total other expense, net..........        (31,086)         (8,359)       (12,621)         (6,927)      28,206      (30,787)
                                             ------------    ------------   ------------    -------------  ----------   ----------
  Loss before income taxes................        (32,634)         (7,307)       (20,495)         (1,754)      29,556      (32,634)
  Benefit from income taxes...............        (12,524)             --             --              --           --      (12,524)
                                             ------------    ------------   ------------    ------------   ----------   ----------
  Net loss................................   $    (20,110)   $     (7,307)  $    (20,495)   $     (1,754)  $   29,556   $  (20,110)
                                             ============    ============   ============    ============   ==========   ==========


                     Condensed Consolidating Statement of Operations (unaudited)
                                          (in thousands)

                                                                           Three Months Ended September 30, 2000
                                              --------------------------------------------------------------------------------------
                                                             Domestic        Foreign           Non-                      Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
  Successor Company
  Revenues................................    $  8,846     $  39,724        $ 27,463        $  19,615     $ (14,025)    $  81,623
  Operating expenses:
    Crew payroll and benefits.............       3,778         7,199           5,831            5,567           (60)       22,315
    Charter hire and bond guarantee fee...         502        12,733              (1)              --        (9,714)        3,520
    Repairs and maintenance...............         489         1,378           3,359              889            (2)        6,113
    Insurance.............................         331         1,560             961              236            --         3,088
    Fuel..................................         614         2,683           1,253            1,123            --         5,673
    Consumables...........................         299         1,165           2,003              503          (374)        3,596
    Rent and utilities....................         853         2,571           1,813            2,658        (1,265)        6,630
                                              --------     ---------        --------        ---------      ---------    ---------
       Total operating expenses...........       6,866        29,289          15,219           10,976       (11,415)       50,935
  Overhead expenses:
    Salaries and benefits.................       1,596         1,445           1,322              596            --         4,959
    Office................................         543           475             566              (23)           --         1,561
    Professional fees.....................         357           408             375              254            --         1,394
    Other.................................         427           (38)          1,289              691        (1,059)        1,310
                                              --------     ---------        --------        ---------     ---------     ---------
       Total overhead expenses............       2,923         2,290           3,552            1,518        (1,059)        9,224
  Depreciation, amortization
  and drydocking..........................         817         3,233           4,773            3,334            --        12,157
                                              --------     ---------        --------        ---------     ---------     ---------
  Income (loss) from operations...........      (1,760)        4,912           3,919            3,787        (1,551)        9,307

  Other income (expense):
    Interest expense......................        (448)       (3,854)         (6,763)          (5,454)          615       (15,904)
    Interest income.......................         704            --              --               14          (615)          103
       Minority interest .................      (2,350)         (176)             --           (1,584)        4,539           429
    Net gain on asset sales...............         710         3,387              88               --            --         4,185
    Other.................................       1,085          (124)         (2,683)              (7)        1,550          (179)
                                              --------     ---------        --------        ---------     ---------     ---------
        Total other expense, net..........        (299)         (767)         (9,358)          (7,031)        6,089       (11,366)
                                              --------     ---------        --------        ---------     ---------     ---------
  Income (loss) before income taxes.......      (2,059)        4,145          (5,439)          (3,244)        4,538        (2,059)
  Provision for income taxes..............       1,083            --              --               --            --         1,083
                                              --------     ---------        --------        ---------     ---------     ---------
  Net income (loss).......................    $ (3,142)    $   4,145        $ (5,439)       $  (3,244)    $   4,538     $  (3,142)
                                              ========     =========        ========        =========     =========     =========


                     Condensed Consolidating Statement of Operations (unaudited)
                                             (in thousands)

                                                                           Nine Months Ended September 30, 1999
                                              --------------------------------------------------------------------------------------
                                                              Domestic        Foreign           Non-                    Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
   Predecessor Company
  Revenues................................    $  38,646     $ 143,750       $  86,900       $  46,604     $ (50,507)  $     265,393
  Operating expenses:
    Crew payroll and benefits.............       13,919        25,461          21,545          11,164          (145)         71,944
    Charter hire and bond guarantee fee...        1,448        49,112              --              --       (37,285)         13,275
    Repairs and maintenance...............        1,564         6,354          11,780             588           (99)         20,187
    Insurance.............................        1,230         4,739           3,315           1,068            --          10,352
    Fuel..................................        2,082         6,803           4,067           2,708            --          15,660
    Consumables...........................        1,111         5,223           6,480             763        (1,442)         12,135
    Rent and utilities....................        2,117        12,720           5,155           7,968        (3,136)         24,824
                                              ---------     ---------       ---------       ---------      ---------   -------------
        Total operating expenses..........       23,471       110,412          52,342          24,259       (42,107)        168,377
  Overhead expenses:
    Salaries and benefits.................        4,471         3,618           4,311           1,984            --          14,384
    Office................................        2,032         1,079           1,656             422            --           5,189
    Professional fees.....................        3,982         1,341             692             542            --           6,557
    Other.................................        1,844           409           6,925           1,205        (4,375)          6,008
                                              ---------     ---------       ---------       ---------     ---------   -------------
       Total overhead expenses............       12,329         6,447          13,584           4,153        (4,375)         32,138
  Depreciation, amortization and drydocking       9,751        19,289          26,527           6,985            (4)         62,548
                                              ---------     ---------       ---------       ---------      ---------   -------------
  Income (loss) from operations...........       (6,905)        7,602          (5,553)         11,207        (4,021)          2,330

  Other income (expense):
    Interest expense......................       (2,630)      (21,212)        (29,796)        (12,634)        7,357         (58,915)
    Interest income.......................        2,174         5,503              --             448        (7,357)            768
    Reorganization items..................       (4,328)           --              --              --            --          (4,328)
    Minority interest ....................      (66,498)      (32,100)             --          (1,123)       95,229          (4,492)
    Net loss on asset sales...............       (6,255)       (8,071)         (3,322)             --            --         (17,648)
    Other.................................        1,793         1,620          (7,306)           (369)        3,898            (364)
                                              ---------     ---------       ---------       ---------     ---------   -------------
        Total other expense, net..........      (75,744)      (54,260)        (40,424)        (13,678)       99,127         (84,979)
                                              ---------     ---------       ---------       ---------     ---------   -------------
  Loss before income taxes................      (82,649)      (46,658)        (45,977)         (2,471)       95,106         (82,649)
  Benefit from income taxes...............      (29,754)           --              --              --            --         (29,754)
                                              ---------     ---------       ---------       ---------     ---------   -------------
  Net loss................................    $ (52,895)    $ (46,658)      $ (45,977)      $  (2,471)    $  95,106   $     (52,895)
                                              =========     =========       =========       =========     =========   =============


                     Condensed Consolidating Statement of Operations (unaudited)
                                             (in thousands)

                                                                           Nine Months Ended September 30, 2000
                                              --------------------------------------------------------------------------------------
                                                            Domestic        Foreign           Non-                      Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
   Successor Company
  Revenues................................    $  28,390    $    119,027   $     76,944    $     52,834    $  (36,754) $  240,441
  Operating expenses:
    Crew payroll and benefits.............       11,886          24,442         17,515          14,268           (81)     68,030
    Charter hire and bond guarantee fee...        1,491          36,494             48           1,000       (28,086)     10,947
    Repairs and maintenance...............        1,267           4,959         10,019           2,063           (17)     18,291
    Insurance.............................          991           4,430          2,896             966            --       9,283
    Fuel..................................        2,881           8,567          4,575           4,308            --      20,331
    Consumables...........................          958           4,278          5,486           1,009          (512)     11,219
    Rent and utilities....................        1,827           7,484          5,452           8,407        (3,585)     19,585
                                              ---------    ------------   ------------    ------------    ----------  ----------
      Total operating expenses............       21,301          90,654         45,991          32,021       (32,281)    157,686
  Overhead expenses:
   Salaries and benefits..................        4,760           4,109          4,512           1,940            --      15,321
   Office.................................        1,545           1,073          1,697             320            --       4,635
   Professional fees......................        2,130             933            694             393            --       4,150
   Other..................................        1,251             904          4,728           1,330        (3,460)      4,753
                                              ---------    ------------   ------------    ------------    ----------  ----------
    Total overhead expenses...............        9,686           7,019         11,631           3,983        (3,460)     28,859
  Depreciation, amortization and
    drydocking............................        2,281          11,841         14,411           8,067            --      36,600
                                              ---------    ------------   ------------    ------------    ----------  ----------
  Income (loss) from operations...........       (4,878)          9,513          4,911           8,763        (1,013)     17,296

  Other income (expense):
    Interest expense......................       (1,708)        (13,063)       (19,407)        (14,426)        1,812     (46,792)
    Interest income.......................        2,262               9             --              87        (1,812)        546
       Minority interest .................      (22,227)        (14,190)            --          (4,757)       42,668       1,494
    Net gain (loss) on asset sales........          710           4,163            (45)             --            --       4,828
    Other.................................        9,729            (108)        (4,113)             (5)        1,013       6,516
                                              ---------    ------------   ------------    ------------    ----------  ----------
        Total other expense, net..........      (11,234)        (23,189)       (23,565)        (19,101)       43,681     (33,408)
                                              ---------    ------------   ------------    ------------    ----------  ----------
  Loss before income taxes................      (16,112)        (13,676)       (18,654)        (10,338)       42,668     (16,112)
  Provision for income taxes..............        3,190              --             --              --            --       3,190
                                              ---------    ------------   ------------    ------------    ----------  ----------
  Net loss................................    $ (19,302)   $    (13,676)  $    (18,654)   $    (10,338)   $   42,668  $  (19,302)
                                              =========    ============   ============    ============    ==========  ==========


           Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                                               Nine Months Ended September 30, 1999
                                              --------------------------------------------------------------------------------------
                                                                Domestic        Foreign          Non-                     Condensed
                                                                Guarantor      Guarantor      Guarantor                 Consolidated
                                                     Parent    Subsidiaries   Subsidiaries   Subsidiaries  Eliminations      Total
Predecessor Company
Operating activities:
Net income (loss)................................   $ (52,895)  $   (46,658)  $   (45,977)   $    (2,471)  $ 95,106    $    (52,895)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
     Depreciation and amortization...............       7,542        15,580        23,680          6,805         --          53,607
     Amortization of drydocking costs............       2,209         3,709         2,847            180         (4)          8,941
     Amortization of discount on long-term debt
     and financing costs.........................       1,110            --            --             --         --           1,110
     Provision for bad debts.....................          29           148           244             --         --             421
     Loss (gain) on asset sales..................       6,255         8,071         3,322             --         --          17,648
     Deferred income tax benefit.................     (29,754)           --            --             --         --         (29,754)
     Minority interest...........................          --            --            --             --       (678)           (678)
     Undistributed earnings of affiliates........      66,498        32,100            --          1,123    (99,721)             --
     Other non-cash items........................         130            --            --             --         --             130
     Changes in operating assets and liabilities:
       Accounts receivable.......................       6,748         3,154        12,212         (3,019)      (470)         18,625
       Other current and long-term assets........     (32,412)      (10,901)       14,055        (13,333)    33,236          (9,355)
       Accounts payable and other liabilities....       3,403        (1,813)       (9,326)          (723)     3,533          (4,926)
                                                    ---------   -----------   -----------    ------------  --------    ------------
         Net cash provided by (used in)
          operating activities...................     (21,137)        3,390         1,057        (11,438)    31,002           2,874

Investing activities:
  Purchases of property..........................     (21,558)      (11,546)         (330)       (13,658)     2,587         (44,505)
  Proceeds from disposal of property.............      28,302         3,497            --             --         --          31,799
  Payments on vessels under construction.........          --        (5,102)           --             --         --          (5,102)
  Capital contribution to affiliates.............      25,000         1,203         1,364          6,022    (33,589)             --
  Redemption of restricted investments...........          --            --            --         19,592         --          19,592
                                                    ---------   -----------   -----------    -----------   --------    ------------
     Net cash provided by (used in)
       investing activities......................      31,744       (11,948)        1,034         11,956    (31,002)          1,784

Financing activities:
  Proceeds from short-term borrowings............          --         5,000            --             --         --           5,000
  Proceeds from DIP Credit Facility, net.........       9,860            --            --             --         --           9,860
  Proceeds from long-term borrowings.............      30,723        14,200            --             --         --          44,923
  Repayment of long-term borrowings..............     (50,695)       (1,020)           --             --         --         (51,715)
  Proceeds from issuance of Title XI bonds, net
   of offering costs............................           --            --            --          6,600         --           6,600
  Repayment of Title XI debt.....................          --            --            --           (616)        --            (616)
  Payment of financing costs.....................      (1,358)           --            --             --         --          (1,358)
  Proceeds from sale leaseback...................          --           271            --             --         --             271
  Payment of obligations under capital leases....        (744)       (1,725)           --             --         --          (2,469)
  Proceeds from option exercise & ESPP...........         253            --            --             --         --             253
  Repayments of short-term borrowings............          --        (5,000)           --             --         --          (5,000)
                                                    ---------   -----------   -----------    -----------   --------    ------------
     Net cash provided by (used in)
     financing activities........................     (11,961)       11,726            --          5,984         --           5,749
                                                    ---------   -----------   -----------    -----------   --------    ------------

Change in cash and cash equivalents..............      (1,354)        3,168         2,091          6,502         --          10,407
Cash and cash equivalents at beginning of period.       1,402         2,100         5,001          1,603         --          10,106
                                                    ---------   -----------   -----------    -----------   --------    ------------
Cash and cash equivalents at end of period.......   $      48   $     5,268   $     7,092    $     8,105   $     --    $     20,513
                                                    =========   ===========   ===========    ===========   ========    ============


                    Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                                               Nine Months Ended September 30, 2000
                                               ------------------------------------------------------------------------------------
                                                               Domestic       Foreign          Non-                      Condensed
                                                              Guarantor       Guarantor       Guarantor                 Consolidated
                                                     Parent   Subsidiaries   Subsidiaries   Subsidiaries  Eliminations      Total
Successor Company
Operating activities:
Net loss.........................................    $(19,302)  $(13,676)   $   (18,654)  $    (10,338) $     42,668   $    (19,302)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization of property...       1,632      9,326         13,191          7,709            --         31,858
     Amortization of drydocking costs............         649      2,515          1,220            358            --          4,742
     Amortization of discount on long-term
     debt and financing costs....................       3,705         29             --            501            --          4,235
  Provision for bad debts........................        (201)        56            120            220            --            195
  Gain (loss) on disposal of assets..............        (710)    (4,163)            45             --            --         (4,828)
  Minority interest..............................      22,227     14,190             --          4,757       (42,668)        (1,494)
  Other non-cash items...........................         721         --            163             --            --            884
  Changes in operating assets and liabilities:
     Accounts receivable.........................       2,192      1,600         (7,445)         2,802        (1,267)        (2,118)
     Other current and long-term assets..........       7,564    (20,157)         3,172          2,685           144         (6,592)
     Payment of reorganization items.............      (4,494)        --             --             --            --         (4,494)
     Accounts payable and other liabilities......     (10,723)      (691)         8,065          6,084         1,267          4,002
                                                     --------   --------    -----------   ------------  ------------   ------------
       Net cash provided by (used in)
       operating activities......................       3,260    (10,971)          (123)        14,778           144          7,088

Investing activity:
  Purchases of property..........................       8,541    (11,828)        (2,664)        (3,583)         (144)        (9,678)
  Proceeds from disposal of property.............          --     20,835          1,414             --            --         22,249
  Capital contribution to affiliate..............          --      1,763             --         (1,763)           --             --
  Redemption of restricted investments...........          --         --             --          2,888            --          2,888
                                                     --------   --------    -----------   ------------  ------------   ------------
     Net cash provided by (used in) investing
activity                                                8,541     10,770         (1,250)        (2,458)         (144)        15,459

Financing activities:
  Proceeds from revolving credit facility........      23,203         --             --             --            --         23,203
  Repayment of revolving credit facility.........     (17,003)        --             --             --            --        (17,003)
  Repayment of long-term borrowings..............     (26,884)    (1,040)            --             --            --        (27,924)
  Repayment of Title XI bonds....................      (3,675)      (323)            --         (1,876)           --         (5,874)
  Redemption of restricted cash..................       9,213        189             --             --            --          9,402
  Payment of financing costs.....................        (596)        --             --             --            --           (596)
  Payment of obligations under capital leases....        (563)    (2,065)            --             --            --         (2,628)
  Proceeds from issuance of common stock.........           1         --             --             --            --              1
                                                     --------   --------    -----------   ------------  ------------   ------------
     Net cash used in financing activities.......     (16,304)    (3,239)            --         (1,876)           --        (21,419)
                                                     --------   --------    -----------   ------------  ------------   ------------

Change in cash and cash equivalents..............      (4,503)    (3,440)        (1,373)        10,444            --          1,128
Cash and cash equivalents at beginning of period.       4,830      2,908          7,816          3,492            --         19,046
                                                     --------   --------    -----------   ------------  ------------   ------------
Cash and cash equivalents at end of period.......    $    327   $   (532)   $     6,443   $     13,936  $         --   $     20,174
                                                     ========   ========    ===========   ============  ============   ============


11.      Contingencies

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

         In J. Erik Hvide and Betsy Hvide v. Hvide Marine Incorporated, No. 00-5640-02, a civil action filed in March 2000 in the Circuit Court of Broward County, Florida, the Company's former chief executive officer and his wife allege that the Company breached an agreement to provide Mr. Hvide with severance benefits valued at approximately $1.0 million. Mr. Hvide seeks compensatory and consequential damages exceeding $4.0 million. Mr. Hvide further alleges that the Company fraudulently induced him to enter into the agreement by making false representations concerning its intention to provide him with benefits. In connection with his fraud claim, Mr. Hvide also seeks unspecified punitive damages. The Company believes that it never reached any agreement with Mr. Hvide concerning compensation relating to his severance, that it did not make any false representations to Mr. Hvide, and that the suit has no merit. The Company intends to vigorously defend the suit.

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

           As anticipated in the Company's quarterly report for the three months ended June 30, 2000, the parent of the holder of voting and disposition rights with respect to approximately 60% of the Company's outstanding common stock was acquired by a French company on October 30, 2000. Based upon information received from the holder concerning the structure of the acquisition and the holder and other matters, the Company believes that the acquisition did not result in a transfer of the holder's voting and disposition rights to the French company and thus did not affect the Company's coastwise eligibility or result in a change of control under the debt instruments. The U.S. Coast Guard, which enforces the laws establishing coastwise eligibility, has concurred with the Company's view that the acquisition did not affect its coastwise eligibility.

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance.

12.      Recent Accounting Pronouncements

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the requirements that must be met in order to recognize revenue and provides guidance for disclosure of revenue recognition policies. In June 2000, the SEC issued SAB No. 101B which delays the implementation date of SAB 101 until no later than the fourth quarter of fiscal 2000. The Company has assessed the provisions of SAB 101 and does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

13.      Subsequent Events

         The Company has placed a deposit of $0.2 million with Crewboats, Inc. to purchase two crew boats for an aggregate cost of $5.0 million. These vessels were built in 1994 and 1996. The Company expects to take delivery of one vessel in December 2000 and the second vessel in May 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 1999 Form 10-K.

         The MD&A contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 1999 Form 10-K.

Revenue Overview

         The Company derives its revenue from two main activities, marine support services and marine transportation services. Marine support services consist of (1) Seabulk Offshore, the Company's domestic and international offshore energy support business, and (2) Hvide Marine Towing, the Company's domestic harbor towing business. Marine transportation services consist of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical carriers in the coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. Marine support services contributed approximately 58% of the Company's revenues in the quarter, with the balance of 42% coming from marine transportation services.

Marine Support Services

         Harbor Towing. Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port. Revenue from this activity represented approximately 10% of the Company's total revenues in the third quarter of 2000 and was down slightly from the second quarter. Four of the Company's towing vessels were sold in the third quarter, the proceeds from which were used to pay down debt, leaving the Company with a total of 33 tugs.


         Offshore Energy Support. Revenue from the Company's offshore energy support business is primarily a function of the size of the Company's fleet, vessel day rates and fleet utilization. Rates and utilization are primarily a function of offshore drilling, production, and construction activities, which are in turn heavily dependent upon the price of crude oil and natural gas. Further, in many areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore service vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand. Revenue derived from the Company's offshore energy support business represented approximately 48% of the Company's total revenues in the current quarter.

         The following table sets forth average day rates achieved by the offshore supply boats and crew boats owned and operated by the Company in the U.S. Gulf of Mexico and their average utilization for the periods indicated.

                                                             1999                                      2000
                                          -------------------------------------------     -------------------------------
                                              Q1        Q2          Q3         Q4             Q1         Q2        Q3
                                          ---------  ---------  ---------  ---------      ---------  --------- ---------

Number of supply boats at end of period        21         21         21         21              21         23        23
Average supply boat day rates(1) .....     $4,530     $4,049     $3,596     $3,379          $3,740     $3,895    $4,872
Average supply boat utilization(2)....         70%        69%        75%        73%             71%        63%       63%

Number of crew boats at end of period(3)       33         33         33         33              33         32        30
Average crew boat day rates(1)(3).....     $2,097     $1,864     $1,754     $1,827          $1,850     $1,926    $2,114
Average crew boat utilization(2)(3)...         69%        72%        75%        87%             78%        77%       87%


----------------------------
(1) Average day rates are calculated based on vessels operating domestically by dividing total vessel revenue by the total number of days of vessel utilization.
(2) Utilization is based on vessels operating domestically and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue. Laid up and stacked vessels are included in the total vessel count.
(3)  Excludes utility boats.

         As indicated in the above table, supply boat average day rates declined during 1999 but steadily improved during the first nine months of 2000 due to higher oil and gas prices and a resulting increase in offshore exploration and production activities. Day rates rose 25% in the third quarter, while utilization has decreased from 1999 but remained steady at 63% from the second quarter of 2000. At October 31, 2000, supply boat day rates averaged approximately $5,900, reflecting both increased exploration and production activities and a tightening of the supply of available vessels.

         Crew boat day rates, which declined during 1999, have also rebounded in the first nine months of 2000. Average day rates increased 10% in the third quarter, while utilization improved to 87%. The number of Company vessels declined by two during the quarter as one was sold and the second transferred to the international market. At October 31, 2000, crew boat day rates averaged approximately $2,400.

         The  following  table  shows  average  rate  and  average   utilization
information for foreign operations:

                                                                         1999                                     2000
                                                      -------------------------------------------    -------------------------------
                                                          Q1         Q2         Q3         Q4            Q1         Q2         Q3
                                                      ---------  ---------  ---------  ---------     ---------  ---------  ---------

Number of anchor handling tug/supply boats........          67         69          67        67            67         67         66
Average anchor handling tug/supply boat day rates(1)    $4,817     $5,433      $4,662    $4,803        $4,290     $4,471     $4,867
Average anchor handling tug/supply boat ..........         61%        49%        49%        47%           56%        63%        58%
utilization(2)....................................

Number of crew/utility boats......................          38         39          39        39            39         39         35
Average crew/utility boat day rates(1)............      $1,543     $1,559      $1,629    $1,749        $1,551     $1,618     $1,773
Average crew/utility boat utilization(2)..........          65%        48%        47%        52%           40%        41%        39%

-------------------------------

(1) Average day rates are calculated based on vessels operating internationally by dividing total vessel revenue by the total number of days of vessel utilization.

(2) Utilization is based on vessels operating internationally and determined on the basis of a 365-day year. Vessels are considered utilized when they are generating charter revenue. Laid up and stacked vessels are included in the total vessel count.

         As indicated in the above table, foreign anchor handling tug/supply boat average day rates fluctuated during 1999 but have increased steadily in 2000 after touching bottom in the first quarter. The increase was led by improved performance in the West African and, to a lesser extent, the Far East markets. Utilization declined to 58% in the third quarter due primarily to the impact of the monsoon season on the Company's operations off the Indian subcontinent. At October 31, 2000, day rates for foreign anchor handling tug/supply boats averaged approximately $4,800.

         Foreign crew/utility boat average day rates also touched bottom in the first quarter of 2000 and have since improved in line with the overall market. Continued low utilization since the first quarter of 2000 reflects political and civil unrest in parts of Africa and, particularly in the third quarter, the impact of the monsoon season in the Middle East. Five of the Company's crew/utility vessels were sold during the quarter and one vessel was repositioned to the foreign operations from the U.S. Gulf of Mexico. At October 31, 2000, day rates for foreign crew/utility boats averaged approximately $1,800.

Marine Transportation Services

         Revenue from the Company's Jones Act tanker fleet is dependent on the overall level of economic activity and the supply of available vessels, which is shrinking under the phaseout schedule for single-hulls imposed by the Oil Pollution Act of 1990, or OPA 90. As the supply of available vessels declines, charter rates tend to increase. At September 30, 2000 and 1999, the Company owned and operated 10 and 13 tankers, respectively. The Company retired two tankers in the fourth quarter of 1999 and one additional tanker in the third quarter of 2000, pursuant to OPA-90 mandated retirement dates. Revenue from this sector of the Company's business was essentially unchanged in the third quarter of 2000 from the previous quarter despite the OPA 90-mandated retirement of one of the Company's Jones Act tankers.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, repairs and maintenance, fuel, and insurance. For general information concerning these categories of operating expenses as well as capital expenditures, see the corresponding section in the 1999 Form 10-K.

Results of Operations

         Upon the Effective Date of its Chapter 11 reorganization, the Company adopted fresh start accounting in accordance with SOP 90-7. See Note 1 to the condensed consolidated financial statements. Thus, the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         The three and nine months ended September 30, 1999 and 2000 include the results of the Predecessor Company (through December 15, 1999) and the Successor Company (subsequent to December 15, 1999). The principal difference between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date. These changes primarily affect depreciation, amortization and drydocking expense, and interest expense in the Company's results of operations.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                       Three Months ended September 30,                    Nine Months ended September 30,
                                ---------------------------------------------       ----------------------------------------------
                                         1999                     2000                       1999                      2000
                                 --------------------     --------------------       --------------------      -------------------
                                                                            (in millions)
Revenues....................    $     86.0    100%       $     81.6      100%       $    265.4      100%       $    240.4    100%
Operating expenses..........          57.1     66              50.9       62             168.4       63             157.7     66
Overhead expenses...........           9.9     12               9.2       11              32.1       12              28.9     12
Depreciation, amortization
 and drydocking expense....           20.8     24              12.2       15              62.5       24              36.6     15
                                ----------    ---           -------  -------          --------  -------        ----------  -----
Income (loss) from operations   $     (1.8)    (2)%      $      9.3       11%       $      2.3        1%       $     17.3      7%
                                ===========  =====       ==========  ========       ==========  ========       ==========  ======

Interest expense, net.......    $     21.0     24%       $     15.8       19%       $     58.1        22%      $     46.2      19%
                                ==========  ======       ==========  ========       ==========  ========       ==========   =====
Net loss...................     $    (20.1)   (23)%      $     (3.1)      (4)%      $    (52.9)       20%      $    (19.3)     (8)%
                                ==========  ======       ==========  ========       ==========  ========       ==========   =====

Three months ended September 30, 2000 compared with the three months ended September 30, 1999

         Revenues. Revenues decreased 5% to $81.6 million for the three months ended September 30, 2000 from $85.9 million for the three months ended September 30, 1999. The decrease is primarily due to lower revenue from the Company's harbor towing and marine transportation services operations.

         Harbor towing revenue decreased 26% to $8.0 million for the three months ended September 30, 2000 from $10.8 million for the three months ended September 30, 1999, primarily due to vessel sales and increased competition in the Port of Tampa as well as decreased activity in some of the other remaining ports in which the Company operates.

         Marine transportation revenue decreased 20% to $34.6 million for the three months ended September 30, 2000 from $43.0 million for the three months ended September 30, 1999, primarily due to the mandated retirement of three of the Company's Jones Act tankers and the effect of converting two spot charters to time charter contracts.

         Revenues from offshore energy operations increased 21% to $39.1 million for the three months ended September 30, 2000 from $32.2 million in the 1999 period, primarily due to increased day rates resulting from the increase in offshore exploration and production activity. Average domestic day rates for supply boats increased 35% to $4,872 for the 2000 period from $3,596 for the 1999 period, while average domestic day rates for crew boats increased 21% to $2,114 for the 2000 period from $1,754 for the 1999 period. Average international day rates for anchor handling tug/supply boats increased 4% to $4,867 for the 2000 period from $4,662 for the 1999 period, while average international day rates for crew/utility boats increased 9% to $1,773 for the 2000 period from $1,629 for the 1999 period.

         Operating Expenses. Operating expenses decreased 11% to $50.9 million for the three months ended September 30, 2000 from $57.1 million in the 1999 period, primarily due to decreases in charter hire expense, insurance and other expenses. As a percentage of revenue, operating expenses decreased to 62% for the three months ended September 30, 2000 from 66% for the 1999 period, primarily due to a reduction in the Company's marine transportation services fleet and increased time chartering.

         Overhead Expenses. Overhead expenses decreased 7% to $9.2 million for the three months ended September 30, 2000 from $9.9 million for the three months ended September 30, 1999, primarily due to the non-recurrence of professional fees related to the company's bankruptcy filing. As a percentage of revenue, overhead expenses decreased to 11% for the three months ended September 30, 2000 from 12% for the 1999 period.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense decreased 42% to $12.2 million for the three months ended September 30, 2000 from $20.8 million for the three months ended September 30, 1999, primarily due to the write-down in the value of property and the write-off of goodwill as a result of the reorganization.

         Income (Loss) from Operations. Income from operations totaled $9.3 million, or 11% of revenue, for the three months ended September 30, 2000 compared to a loss of $1.8 million for the three months ended September 30, 1999, primarily as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 25% to $15.8 million, or 19% of revenue, for the three months ended September 30, 2000 from $21.0 million for the three months ended September 30, 1999, primarily due to the reorganization and conversion of the Predecessor Company's senior notes and preferred securities to shares of the Successor Company's common stock.

         Other Income (Expense). Other income totaled $4.4 million for the three months ended September 30, 2000 compared to other expense of $9.8 million in the 1999 period, primarily due to reorganization expenses recorded in the 1999 period and a gain on vessel sales in the 2000 period compared to a loss on vessel sales in the 1999 period.

         Provision for (Benefit) from Income Taxes. The provision for income tax expense was $1.1 million for the three months ended September 30, 2000 compared to a benefit of $12.5 million for the three months ended September 30, 1999, primarily due to the valuation allowance recorded against net deferred tax assets generated in the three month period ended September 30, 2000.

         Net Income (Loss). The Company had a net loss of $3.1 million for the three months ended September 30, 2000 compared to a net loss of $20.1 million for the three months ended September 30, 1999, primarily as a result of the factors noted above.

Nine months ended September 30, 2000 compared with the nine months ended September 30, 1999

         Revenues. Revenues decreased 9% to $240.4 million for the nine months ended September 30, 2000 from $265.4 million for the nine months ended September 30, 1999, due to lower revenue from all three operating segments.

         Harbor towing revenue decreased 25% to $25.0 million for the nine months ended September 30, 2000 from $33.2 million for the nine months ended September 30, 1999, due to vessel sales, reduced harbor towing activity and increased competition in the Port of Tampa.

         Marine transportation revenue decreased 9% to $104.6 million for the nine months ended September 30, 2000 from $115.2 million for the nine months ended September 30, 1999. The overall decrease is primarily a result of the mandated retirement of three of the Company's Jones Act tankers, planned drydockings, and conversion of two spot charters to time charter contracts partially offset by an increase due to the addition of two new double hull tankers to the Company's fleet.

         Revenue from offshore energy operations decreased 5% to $110.8 million for the nine months ended September 30, 2000 from $117.0 million for the nine months ended September 30, 1999, primarily due to lower utilization and day rates during the first six months of 2000.

         Operating Expenses. Operating expenses decreased 6% to $157.7 million for the nine months ended September 30, 2000 from $168.4 million in the 1999 period, primarily due to decreases in crew payroll and benefits, rent and utilities and lower fuel and port charges as a result of the conversion of two spot charters to time charter contracts.

         Overhead Expenses. Overhead expenses decreased 10% to $28.9 million for the nine months ended September 30, 2000 from $32.1 million for the nine months ended September 30, 1999, primarily due to a reduction in professional fees related to the company's bankruptcy filing. As a percentage of revenue, overhead expenses were 12% for the two nine-month periods ended September 30, 2000 and 1999, respectively.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense decreased 41% to $36.6 million for the nine months ended September 30, 2000 from $62.5 million for the nine months ended September 30, 1999, primarily due to the write-down in the value of property and the write-off of goodwill as a result of the reorganization.

         Income (Loss) from Operations. Income from operations totaled $17.3 million for the nine months ended September 30, 2000, or 7% of revenue, compared to $2.3 million for the nine months ended September 30, 1999, primarily as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 20% to $46.2 million, or 19% of revenue, for the nine months ended September 30, 2000 from $58.1 million for the nine months ended September 30, 1999, primarily due to the reorganization and conversion of the Predecessor Company's senior notes and preferred securities to shares of the Successor Company's common stock.

         Other Income (Expense). Other income totaled $12.8 million for the nine months ended September 30, 2000 compared to other expense of $26.8 million for the nine months ended September 30, 1999, primarily due to reorganization expenses recorded in the 1999 period and a gain on vessel sales in the 2000 period compared to a loss on vessel sales in the 1999 period.

         Provision for (Benefit) from Income Taxes. The provision for income tax expense was $3.2 million for the nine months ended September 30, 2000 compared to a benefit of $29.8 million for the nine months ended September 30, 1999, primarily due to the valuation allowance, recorded against net deferred tax assets generated in the nine month period ended September 30, 2000.

         Net Income (Loss). The Company had a net loss of $19.3 million for the nine months ended September 30, 2000 compared to a net loss of $52.9 million for the nine months ended September 30, 1999, primarily as a result of the factors noted above.

Liquidity and Capital Resources

         Background. The Company's capital requirements arise primarily from its need to service debt, fund working capital, and maintain and improve its vessels. Historically, the Company's principal sources of cash have been equity and debt financing and cash provided by operations. As a result of the declines in rates and utilization of its offshore energy support vessels that led to its Chapter 11 reorganization, operating income was substantially reduced in 1999 and the first nine months of 2000 as compared to previous years, reducing the availability of cash from operations to fund the Company's capital requirements.

         For the fourth quarter of 2000, the Company's principal and interest payment obligation is estimated to be approximately $31.6 million and its operating lease obligation is approximately $0.6 million. Capital requirements for fleet maintenance and improvements are currently expected to aggregate $5.5 million during the remainder of 2000.

         For the nine months  ended  September  30, 2000,  the company  incurred
$19.7 million on capital and life extension improvements including drydock expenditures for 30 vessels. For the three months ended September 30, 2000, the company incurred $7.4 million on capital and life extension improvements including drydock expenditures for 10 vessels.

         The above amounts do not include capital and other expenditures relating to the five Lightship Tankers in which the Company currently holds a 75.8% equity interest. During the remainder of 2000, an estimated $9.7 million of principal and interest payments are due on the Title XI ship financing bonds for these vessels.

         The Company has an exclusive option through December 31, 2000, to purchase the remaining 24.25% interest in the five Lightship Tankers held by Newport News Shipbuilding for $11.0 million. The Company plans to exercise this option and is evaluating various financing alternatives. The Company's Credit Facility allows for the incurrence of additional indebtedness to exercise this option.

         During the first nine months of 2000, the Company generated $7.1 million of cash from operations primarily reflecting the net loss for the period, adjusted for noncash items. Cash provided by investing activities was approximately $15.5 million for the period, primarily reflecting the proceeds from the sale of vessels. Cash used in financing activities was approximately $21.4 million consisting primarily of repayments of borrowings, offset by proceeds from the revolving credit facility.

         The Reorganization. The Company's reorganization plan became effective on December 15, 1999. The details of the plan are reported in the 1999 Form 10-K.

         In connection with the restructuring, 10,000,000 shares of common stock were issued. The 9,800,000 shares received by the holders of the Predecessor Company's senior notes represent 96.9% of the Company's currently outstanding common stock and 89.3% of its common stock, assuming exercise of all outstanding warrants. The 200,000 shares received by holders of the Predecessor Company's trust preferred securities represent 2.0% of the Company's currently outstanding common stock and 1.8% of its common stock, assuming exercise of the warrants.

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

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. The credit agreement provides for the following facilities:

                                                             Interest Rate as of
   Facility.                   Amount            Maturity      October 1, 2000
   --------                    ------            --------      ---------------

o  Tranche A term loan        $75 million          2004              9.89%
o  Tranche B term loan        $30 million          2005             10.39%
o  Tranche C term loan        $95 million          2006             10.89%
o  Revolving credit facility  $25 million          2004              9.89%

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

         At September 30, 2000, approximately $6.2 million was outstanding under the revolving credit facility. During the three months ended September 30, 2000, the Company made the following principal payments under the term loans: Tranche A, $1.1 million, Tranche B, $0.1 million and Tranche C, $0.2 million.

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

         Recent Developments. The senior secured notes did not receive the rating from the rating agencies required under the note indenture, to have been received by April 15, 2000. As a result, the interest rate for the notes increased from 12 1/2% to 13 1/2% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, of which notes in aggregate principal amount of $514,517 and $238,786 were issued on June 30, 2000, and September 30, 2000, respectively. The Company is currently seeking the required ratings that would return the interest rate to 12 1/2%.

         Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving credit portion of the credit facility. In connection with the April 2000 amendment of the credit agreement, the Company paid a fee of $4.5 million to the lending banks in the form of a promissory note, accruing interest at 15% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one.

         During the second quarter the Company entered into an amendment of the credit agreement that required it to repay $60.0 million of the term loans prior to January 1, 2001. On August 30, 2000, the Company entered into a further amendment to the credit agreement that reduced this obligation to $40.0 million. The amendment also expanded the Company's flexibility in determining which assets to sell to obtain the funds to make the prepayments. As of October 23, 2000, the Company had satisfied $27.2 million of the prepayment obligation through application of $22.7 million proceeds of vessel sales and $4.5 million of regular quarterly principal payments. The Company may be selling additional vessels and other assets to obtain the funds, to the extent not generated by operations, with which to make the remaining prepayments. Some of these sales may be at less than book value.

         The Company has placed a deposit of $0.2 million with Crewboats, Inc. to purchase two crew boats for an aggregate cost of $5.0 million. These vessels were built in 1994 and 1996. The Company expects to take delivery of one vessel in December 2000 and the second vessel in May 2001.

         The Company believes that operating cash flow amounts available under its revolving credit facility and anticipated proceeds from the sale of vessels will be sufficient to meet its debt service obligations, apart from the term loan payment obligation described above, and other capital requirements through 2000. While it is uncertain whether proceeds from the sale of assets will be sufficient to enable it to satisfy the remaining term loan repayment obligation as currently scheduled, the Company has the ability to use the revolving credit facility to satisfy this obligation, and currently has sufficient availability to do so. As the Company's operating cash flow is dependent on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

Recent Developments

           As anticipated in the Company's quarterly report for the three months ended June 30, 2000, the parent of the holder of voting and disposition rights with respect to approximately 60% of the Company's outstanding common stock was acquired by a French company on October 30, 2000. Based upon information received from the holder concerning the structure of the acquisition and the holder and other matters, the Company believes that the acquisition did not result in a transfer of the holder's voting and disposition rights to the French company and thus did not affect the Company's coastwise eligibility or result in a change of control under the debt instruments. The U.S. Coast Guard, which enforces the laws establishing coastwise eligibility, has concurred with the Company's view that the acquisition did not affect its coastwise eligibility.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         For information concerning certain legal proceedings see Note 11 of the financial statements.

Item 2. Changes in Securities and Use of Proceeds

         During the third quarter of 2000, the Company completed the grant of 27,800 shares of restricted common stock to certain employees of the Company in a transaction not involving a sale. If the transaction were deemed to involve a sale of securities, it would have been exempt from registration under the Securities Act of 1933, as amended under section 4(2) of the Act because it did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K.

10.1 Second Amendment, dated as of June 29, 2000, among Hvide Marine Incorporated, the financial institutions party to the Credit Agreement and Bankers Trust Company, as administrative agent.

10.2 Third Amendment, dated as of August 30, 2000 among Hvide Marine Incorporated, the financial institutions party to the Credit Agreement and Bankers Trust Company, as administrative agent.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HVIDE MARINE INCORPORATED


 /s/ JOHN J. KRUMENACKER

John J. Krumenacker
Controller and Chief Accounting Officer
Date:  November 14, 2000