Form 10-K
period 2000-12-31
SEABULK INTERNATIONAL INC
filed 2001-03-30
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2000

                         Commission File Number 0-28732

                           SEABULK INTERNATIONAL, INC.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 1, 2001 (based on the closing price of such stock on the Nasdaq National Market) was $85,525,469.

         At March 1, 2001 there were 10,145,370 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 DOCUMENT                                                 WHERE INCORPORATED

 Proxy Statement for Annual Meeting
 to be held May 17, 2001 (specified portions)               Part III

                           SEABULK INTERNATIONAL, INC.

                                 2000 FORM 10-K


                                Table of Contents

Item                                                                                                           Page
----                                                                                                           ----
                                     Part I

1        Business...........................................................................................   3
2        Properties.........................................................................................  17
3        Legal Proceedings..................................................................................  17
4        Submission of Matters to a Vote of Security Holders................................................  18
4A       Executive Officers of the Registrant...............................................................  18

                                     Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters..............................  21
6        Selected Financial Data............................................................................  22
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations.........................................................................................  25
7A       Quantitative and Qualitative Disclosures About Market Risk.........................................  38
8        Financial Statements...............................................................................  38
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure.........................................................................................  38

                                    Part III

10       Directors and Executive Officers of the Registrant.................................................  39
11       Executive Compensation.............................................................................  39
12       Security Ownership of Certain Beneficial Owners and Management.....................................  39
13       Certain Relationships and Related Transactions.....................................................  39

                                     Part IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................  40


                              Financial Supplement

         Consolidated Financial Statements and Schedules.................................................... F-1

                                     PART I

Item 1.  Business

General

         Seabulk International, Inc. is the new name for Hvide Marine Incorporated. The change was effective March 19, 2001 and symbolizes the Company's transformation under new management and new ownership into a strong competitor in each of its three main businesses - offshore energy support, marine transportation, and towing. We have been an active consolidator in each of the markets in which we operate, increasing our fleet from 23 vessels in 1993 to 238 vessels at year-end 2000. Our offshore energy services fleet, numbering 173 vessels, is one of the world's largest and provides services to operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, and Southeast Asia. Our marine transportation fleet, numbering ten tankers, eight towboats, and fourteen barges, carries petroleum products, crude oil, and specialty chemicals in the U.S. domestic trade and includes five new double-hull petroleum product and chemical carriers delivered in 1998 and 1999. Our towing fleet numbers 33 vessels and is one of the largest and most modern in the United States. We are the sole provider of commercial tug services at Port Everglades and Port Canaveral, Florida; and a leading provider of those services in Tampa, Florida; Mobile, Alabama; Lake Charles, Louisiana; and Port Arthur, Texas. We also provide offshore towing services primarily in the Gulf of Mexico.

         From September 9 to December 15, 1999, we operated under the protection of the reorganization provisions of Chapter 11 of the U.S. Bankruptcy Code. For more information on this subject, see "Our Reorganization." As used in this Report, the terms "we" and "the Company" refer to Seabulk International, Inc., a Delaware corporation, formerly known as Hvide Marine Incorporated, and its subsidiaries. Our principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is
(954) 523-2200.

Projections and Other Forward-Looking Information

         This Report contains, and other communications by us may contain, projections or other "forward-looking" information. Forward-looking information includes all statements regarding our expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive position, growth opportunities for existing or new services, management plans and objectives, and markets for securities. Like other businesses, we are subject to risks and other uncertainties that could cause our actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. In addition to general economic and business risks, some of the specific risks to which our business is subject are:

o declines in oil or gas prices, which tend to cause reductions in exploration, development and production activities and, in turn, reductions in the use of offshore energy support vessels and in the rates paid for their use;

o increased construction of new offshore energy support vessels or construction of new Jones Act tankers by competitors, which can cause oversupply in the market and consequent reductions in the use of our offshore energy support vessels and Jones Act tankers and reductions in the rates paid for their use;

o international political instability, which can lead to reductions in exploration, development and production activities, particularly in less developed regions;

o fluctuations in weather, which can lead to declines in energy consumption and resulting declines in oil or gas prices;

o changes in laws and regulations affecting the marine transportation industry, including any possible weakening of the Jones Act, which could result in increased competition from non-U.S. companies in our domestic offshore energy support, towing, and petroleum and chemical product transportation businesses; and

o changes in environmental laws and regulations, including any possible weakening of the U.S. Oil Pollution Act of 1990 ("OPA 90"), which could result in increased competition for the petroleum and chemical product transportation services provided by our modern double-hull fleet.

o risks associated with potential oil spills or other environmental pollution incidents which, although believed to be covered by liability insurance, may result in adverse market reaction and loss of business.

         Additional information regarding these and other factors affecting our business appears elsewhere in this Report.

Our Reorganization

         Under our reorganization plan, which became effective on December 15, 1999 ("Effective Date"):

o the holders of the $300.0 million of senior notes received 9,800,000 shares of our common stock (representing 98.0% of our then-outstanding common stock) in exchange for their notes;

o the holders of the $115.0 million of trust preferred securities received 200,000 shares of our common stock (representing 2.0% of our then-outstanding common stock), as well as Class A Warrants to purchase an additional 125,000 shares at $38.49 per share, in exchange for those securities;

o our former stockholders received Class A Warrants to purchase a total of 125,000 shares of our common stock;

o    claims of general and trade creditors were unaffected; and

o    we reincorporated from Florida to Delaware.

         We also obtained new credit facilities from a group of financial institutions. The new facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of new 12.5% senior secured notes due 2007. As consideration for the purchase of the senior secured notes and as compensation for certain financial services, we issued to the purchasers of the notes and to the investment advisors Noteholder Warrants to purchase 723,861 shares of our common stock at an exercise price of $.01 per share. Substantially all of the proceeds from these facilities were used to repay all outstanding borrowings under our prior bank loans and to pay administrative and other fees and expenses. The balance of the proceeds, $7.8 million, and the $25.0 million revolving credit facility were designated to be used for working capital and general corporate purposes.

         The Reorganized Company. Although our reorganization significantly reduced our debt, we still have substantial debt and debt service requirements, both in absolute terms and in relation to stockholders' equity. Our ability to meet our debt service obligations depends on a number of factors, including our ability to maintain operating cash flow, which in turn depends in large part upon day rates and utilization in the offshore energy support business. Despite substantial increases in oil and gas prices over the last eighteen months, day rates for our offshore energy services fleet did not improve significantly until the second half of 2000, resulting in a series of amendments to the Company's credit agreement, as follows:

1) In April 2000, anticipating that we would not be in compliance with certain covenants in our credit agreement as of March 31, 2000, we entered into an amendment to the credit agreement under which the relevant covenants were modified through March 31, 2001, and we were required to repay principal under the term loans aggregating $10.0 million before June 30, 2000, $35.0 million before August 31, 2000, and $60.0 million before January 1, 2001. The amended credit agreement further provided that, in the event we did not make the required principal payments as scheduled or achieve certain target levels of EBITDA for the third and fourth quarters of 2000, the lending banks could require us to sell additional vessels, to be selected by the lending banks, with an aggregate fair market value of $35.0 million on a timetable specified by the lending banks. Additionally, we are required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving loan portion of the credit facility. The Company paid a fee of $4.5 million to the lending banks in connection with the amendment of the credit agreement in the form of a promissory note accruing interest quarterly at 15.0% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of our funded indebtedness to EBITDA for any quarter is less than four to one.

2) In June 2000, the Company entered into an amendment to the credit agreement that provided the Company with additional flexibility in selecting which vessels it could sell and extended the first prepayment date from June 30, 2000 to July 17, 2000. The Company complied with this revised repayment date.

3) In August 2000, as industry conditions in the offshore segment continued to improve, the Company entered into a further amendment to the credit agreement that reduced the year-end repayment obligation from $60.0 million to $40.0 million and expanded the Company's flexibility in determining which assets to sell.

4) In December 2000, the Company entered into a further amendment to the credit agreement whereby the obligation to repay $40.0 million of term loan debt by year-end was eliminated. The Company repaid a total of $25.3 million in 2000 from the sale of 39 surplus or underutilized vessels.

         In addition, the senior secured notes did not receive by April 15, 2000 the rating from the rating agencies required under the note indenture. As a result, the interest rate for the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that the additional interest be paid in the form of additional notes, of which notes in the amount of $514,583; $238,786; and $239,383 were issued on June 30, September 30, and December 31, 2000, respectively. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

Recent Developments

         New Name and Stock Symbol: On March 19, 2001, the Company changed its name to Seabulk International, Inc. from Hvide Marine Incorporated. On March 21, 2001, the Company's stock symbol on the Nasdaq National Market changed to SBLK from HVDM. Throughout 2000, the Company's stock traded on the OTC Bulletin Board under the symbol HVDM. On January 2, 2001, it began trading on the Nasdaq National Market.

         New Warrant Symbol: On March 21, 2001, the symbol for the Company's Class A Warrants changed to SBLKW from HVDMW. The Class A Warrants trade on the OTC Bulletin Board.

         Lightship Tankers LLC: On January 15, 2001, the Company completed the purchase of the remaining 24.25% interest in Lightship Tankers I - V LLC, the vessel-owning companies of the five double-hull tankers (formerly known as the Lightship Tankers), previously held by Newport News Shipbuilding for approximately $11.0 million, of which $0.5 million was paid in cash and the balance was paid by a promissory note of $10.5 million. The Company now has 100.0% equity ownership of these five double-hull tankers.

Fleet Overview

         The following table lists the types of vessels we owned, operated, or chartered as of March 1, 2001:

                                                                    Vessels
                                                                   in Fleet
                                                                  ------------
     Offshore Energy Support
        Domestic Offshore Energy Support:
          Anchor Handling Tug Supply/Supply Boats..............      26
            Crew/Utility Boats.................................      34
            Geophysical Boats..................................       3
                                                                  -----
               Total Domestic Offshore Energy Support..........      63
                                                                   ----
        International Offshore Energy Support:
            Anchor Handling Tug Supply/Supply Boats............      47
            Anchor Handling Tugs/Tugs..........................      22
            Crew/Utility Boats.................................      27
            Other..............................................      11
                                                                   ----
               Total International Offshore Energy Support.....     107
                                                                    ---

               Total Offshore Energy Support...................     170
                                                                    ---

     Marine Transportation
          Petroleum/Chemical Product Carriers..................      10
          Fuel Barges..........................................      14
          Towboats.............................................       8
                                                                  -----
               Total Marine Transportation.....................      32
                                                                   ----

     Towing....................................................      31
                                                                   ----

                              Total vessels....................     233
                                                                    ===

         The total vessels referred to above include 229 vessels that we own and operate; one vessel that we own but is operated by others; two vessels owned by others but operated by us, under various chartering and operating arrangements; and one vessel chartered to a third party that is neither owned nor operated by us. We are actively marketing 10 of the offshore energy support vessels, located in the Middle East, for sale.

         For financial information about our business segments and geographic areas of operation, see Note 13 to our consolidated financial statements.

Lines of Business

         (1) Offshore Energy Support

         This is our biggest business, accounting for approximately 47.0% of our total revenues in 2000. Offshore energy support vessels are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. Offshore energy support vessels are hired, or "chartered," by oil companies and others engaged in offshore exploration and production activities.

         The market for these services is fundamentally driven by the offshore exploration, development, and production activities of oil and gas companies worldwide. The level of these activities depends primarily on the capital expenditures of oil and gas producers, which is largely a function of current and anticipated oil and gas prices. Oil and gas prices are influenced by a variety of factors, including worldwide demand, production levels, inventory levels, governmental policies regarding exploration and development of reserves, and political factors in producing countries.

         Offshore  energy  support  services  are  provided   primarily  by  the
following types of vessels:

o Supply boats (also called workboats) are generally steel-hull vessels of at least 150 feet in length. They serve exploration and production facilities and support offshore construction and maintenance activities and are differentiated from other vessel types by cargo flexibility and capacity. In addition to transporting deck cargo, such as drill pipe and heavy equipment, supply boats transport liquid mud, potable, and drilling water, diesel fuel, dry bulk cement, and dry bulk mud. With their relatively large liquid mud and dry bulk cement capacity and large areas of open deck space, they are generally in greater demand than other types of support vessels for exploration and workover drilling activities.

o Anchor handling vessels, which include anchor handling tug/supply vessels and some tugs, are more powerful than supply boats and are used to tow and position drilling rigs, production facilities and construction barges. Some are specially equipped to assist tankers while they are loading from single-point buoy mooring systems, and some are used in place of supply boats when not performing towing and positioning functions.

o Crewboats (also called crew/supply boats) are faster and smaller than supply boats and are used primarily to transport personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. They are chartered together with supply boats to support drilling or construction operations or, separately, to serve the various requirements of offshore production platforms. Crewboats are typically aluminum-hull vessels and generally have longer useful lives than steel-hull supply boats. Crewboats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions.

         About one-third of offshore revenues is derived from domestic operations under U.S.-flag vessel registration in the Gulf of Mexico, directed from offices in Lafayette, Louisiana. The balance is derived from international operations, including offshore West Africa, the Arabian Gulf and adjacent areas, Southeast Asia and Mexico. We also operate offshore energy support vessels in other regions, including Central and South America and, to a limited extent, Europe. Operations in the Arabian Gulf, Southeast Asia and adjacent areas are directed from facilities in Dubai, United Arab Emirates; operations in offshore West Africa and certain other international areas are directed from facilities in Nyon, Switzerland; and operations in Mexico are directed from our Lafayette, Louisiana facilities. We also have sales offices and/or maintenance and other facilities in many of the countries where our vessels operate.

         The following table shows the deployment of our offshore energy support fleet at March 1, 2001.

                          Location                                Vessels
                          --------                                -------
          Domestic Offshore Energy Support
            U.S. Gulf of Mexico                                      57
            Mexico                                                    3
            Other                                                     3
                                                                   ----
              Total Domestic Offshore Energy Support                 63
                                                                   ----

          International Offshore Energy Support
            Middle East                                              51
            West Africa                                              31
            Southeast Asia                                           20
            Other                                                     5
                                                                   ----
              Total International Offshore Energy Support           107
                                                                   ----
                Total                                               170
                                                                   ====

         The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 19 years, and approximately 40.0% of them are more than 20 years old. After a vessel has been in service for approximately 30 years, the costs of repair, vessel certification and maintenance may not be economically justifiable.

         (2) Marine Transportation

         We provide marine transportation services, principally for petroleum products and specialty chemicals, in the U.S. domestic or "coastwise" trade, a market largely insulated from international competition under the Jones Act. Marine transportation includes our ten tankers, five of which are double-hulled, and our inland tug-and-barge operation, Sun State Marine Services. This is our second largest business, accounting for approximately 43.0% of our total revenues in 2000.

         Petroleum Product Transportation. In the domestic energy transportation trade, oceangoing and inland-waterway vessels transport fuel and other petroleum products, primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts and inland rivers. The inventory of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980, as vessels have reached the end of their useful lives and the cost of constructing vessels in the United States (a requirement for U.S. domestic trade participation) has substantially increased.

         At March 1, 2001 we operated the following petroleum product carriers:

                                                                                     Tonnage (in dead
              Name of Vessel                Capacity (in barrels)                  weight tons or "dwt")
              --------------                ---------------------                 ----------------------
         HMI Dynachem                               360,000                             49,900
         HMI Petrochem                              360,000                             49,900
         HMI Ambrose Channel                        341,000                             45,000
         HMI Cape Lookout Shoals                    340,000                             46,000
         HMI Diamond Shoals                         340,000                             46,000
         HMI Nantucket Shoals                       340,000                             46,000
         HMI Defender                               260,000                             36,600


         The HMI Ambrose Channel, HMI Cape Lookout Shoals, HMI Diamond Shoals, and HMI Nantucket Shoals are four of our five new double-hull carriers. Delivered in 1998 (HMI Cape Lookout Shoals, HMI Diamond Shoals and HMI Nantucket Shoals) and 1999 (HMI Ambrose Channel, which is also capable of transporting chemicals), these are the newest and most technologically advanced product carriers in the Jones Act market. We own a 100.0% equity interest in the five carriers. The fifth double-hull, HMI Brenton Reef, is listed below under chemical carriers.

         We acquired the HMI Defender in March 1998. Under OPA 90, this vessel cannot be used to transport petroleum and petroleum products in U.S. commerce after 2008. We acquired the HMI Dynachem and HMI Petrochem in August 1996. Their OPA 90 retirement date is 2011. The four double-hulls have no retirement date under OPA 90.

         Our petroleum product carriers operate under short-term spot charters or longer-term charters, depending upon market conditions. Cape Lookout Shoals began a three-year charter commencing in the second quarter of 2000 with a subsidiary of Tesoro Petroleum Corporation to transport crude oil and petroleum products in Alaska and other locations.

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

         At March 1, 2001, we operated three vessels in the chemical trade:


                                                                               Tonnage (in dead
             Name of Vessel           Capacity (in barrels)                 weight tons or "dwt")
             --------------           ---------------------                 ---------------------
         HMI Brenton Reef                   341,000                             45,000
         Seabulk Magnachem                  298,000                             39,300
         Seabulk America                    297,000                             46,300


         Delivered in 1999, the HMI Brenton Reef is a new double-hull carrier in which we have a 100.0% equity interest. We operate the Seabulk Magnachem under a bareboat charter expiring in February 2002. We have both a purchase option at fair market value and yearly extension options at fair market value under the bareboat charter. We own a 67.0% equity interest in the Seabulk America; the remaining 33.0% interest is owned by Stolt Tankers (U.S.A.), Inc.

         The Seabulk Magnachem and Seabulk America have full double bottoms (as distinct from double hulls). Double bottoms provide increased protection over single-hull vessels in the event of a grounding. Delivered in 1977, the Seabulk Magnachem is a CATUG (or catamaran tug) integrated tug and barge, or ITB, which has a higher level of dependability, propulsion efficiency and performance than an ordinary tug and barge. Delivered in 1990, the Seabulk America is the only vessel in the U.S. domestic trade capable of carrying large cargoes of acid, as a result of its large high-grade alloy stainless steel tanks, and the only such vessel strengthened to carry relatively heavy cargoes such as phosphoric and other acids. The Seabulk America's stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating.

         All three chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals we transport are hazardous substances. Voyages are currently generally conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles, San Francisco, and Kalama, Washington. Our chemical carriers are also suitable for transporting other cargoes, including grain.

         Pursuant to OPA 90, the Seabulk America and Seabulk Magnachem cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015 and 2007, respectively. The HMI Brenton Reef has no retirement date under OPA 90.

         We believe that the total capacity of these carriers represents a substantial portion of the capacity of the domestic specialty chemical carrier fleet. The two chemical carriers, Seabulk America and Seabulk Magnachem, can also be used as petroleum tankers. They are among the last independently owned carriers scheduled to be retired under OPA 90 for carrying petroleum products.

         We book cargoes either on a spot (movement-by-movement) or time basis. Approximately 75.0% of contracts for cargo are committed on a 12- to 30-month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton. We are often able to generate additional revenues by chartering cargo space on competitors' vessels.

         Sun State. Our Sun State Marine Services subsidiary owns and operates a petroleum transportation fleet of eight towboats and 14 barges, all of which are primarily engaged in fuel transportation along the Atlantic intracoastal waterway and the St. Johns River in Florida.

         The majority of Sun State's revenue is derived from a fuel transportation contract with Steuart Petroleum Company ("Steuart"), in which Sun State is responsible for handling all marine deliveries including the servicing of Steuart's paper mill, electric utility and vessel bunker customers. Sun State renewed the contract with Steuart on January 31, 2001 for four years with an additional seven-year renewal option. This renewal option is contingent on Steuart's ability to renew a related contract. The remainder of Sun State's marine transportation revenue is derived from fuel transportation and towing contracts with other customers along with its marine maintenance, repair, drydocking and construction facility.

         OPA 90 requires all single-hull barges, including those owned by Sun State, to discontinue transporting fuel and other petroleum products in 2015. Eight of Sun State's 14 barges are single-hulled.

Other Services

         Sun State also owns and operates a small vessel maintenance, repair and construction drydocking facility in Green Cove Springs, Florida, which is engaged principally in the maintenance and construction of tugs and barges, offshore support vessels, and other small vessels. The lease for the facility, including optional renewals, expires in 2005. This facility is capable of drydocking vessels up to 300 feet in length for repair and can make dockside repairs on vessels up to 320 feet in length. Since 1994, when we acquired Sun State, the facility has been utilized to overhaul or rebuild a number of our harbor tugs and offshore energy support vessels. It also services vessels owned by others. The facility (originally a U.S. government naval repair and operations station) has covered steel fabrication facilities, workshops and office spaces adjacent to a 1,840-foot finger pier and mooring basins, where the facility's three floating drydocks are located. Sun State also maintains another yard, primarily for use in new construction projects and vessels requiring long-term repairs. The yard has a marine railway capable of lifting and launching vessels weighing up to 600 tons, and a 600-foot finger pier with adjacent covered steel fabrication facilities, workshops and office space.

         We also own a 40-acre facility in Port Arthur, Texas that serves as a regional office, storage and supply base, and a facility for topside repairs of ocean going vessels.

         (3) Towing

         Towing is the smallest of our three businesses, representing about 10.0% of our total revenues. Our harbor tugs serve seven ports in Florida, Alabama, Texas and Louisiana, where they assist petroleum product carriers, barges, container ships, other cargo vessels and cruise ships in docking and undocking and in proceeding within the port areas and harbors. We also operate three tugs with offshore towing capabilities that conduct a variety of offshore towing services in the Gulf of Mexico, Guayanilla, Puerto Rico, and the Atlantic Ocean. Our tug fleet consists of 20 conventional tugs, seven tractor tugs, and four Ship Docking Modules(TM), known as SDMs(TM). SDMs(TM) are innovative ship docking vessels, designed and patented by us, that are more maneuverable, efficient and flexible, and require fewer crew members, than conventional harbor tugs.

         Harbor Tug Operations. In most U.S. ports, competition is unregulated. However, a few ports grant non-exclusive franchises to harbor tug operators; these include Port Canaveral and Port Everglades, Florida, where we are currently the sole franchisee, and Port Manatee (near Tampa), Florida, where we are currently a leading provider of commercial tug services. Rates are unregulated in all ports that we serve, including the franchised ports. Each port is generally a distinct market for harbor tugs, even though harbor tugs can be moved from port to port.

         Port  Everglades.  Port  Everglades  has the second  largest  petroleum
         ----------------
non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for South Florida. Since 1958, when our tug operations commenced, we have operated the franchise as the sole provider of docking services in the port. The franchise specifies, among other things, that four tugs serve the port with a fifth available if needed, and that three be less than 90 feet in length because of the narrowness of slips in the port, and that tugs have firefighting capability. The franchise is not exclusive and expires in 2007. While we are regarded as a high-standard operator, there is no assurance that it will be renewed. At March 1, 2001, we operated five tugs in Port Everglades and were the port's sole provider of harbor towing services.

         Tampa.  We expanded  our harbor  towing  services to Tampa  through the
         -----
October 1997 acquisition of an established operator in the port. Because the port is comprised of three "sub-ports" (including Port Manatee) and a distant sea buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. At March 1, 2001, we operated 8 tugs, including two tractor tugs and two SDMs(TM), in the port (including Port Manatee). We were the sole harbor tug operator in the port until October 1999, when another company began operations in the port. We currently maintain an approximate 70.0% market share in Tampa.

         Port Canaveral.  In Port Canaveral,  like Port Everglades,  we have the
         --------------
sole franchise to provide harbor docking services. In this port, we provide docking and undocking services for commercial cargo vessels serving central Florida and for cruise ships visiting the Orlando/Kennedy Space Center attractions. Our franchise can be canceled with 60 days notice, and there can be no assurance that we will be able to retain our franchise in Port Canaveral. At March 1, 2001, we operated four tugs in Port Canaveral and were the port's sole provider of harbor towing services.

         Mobile.  At this  port,  we  provide  docking  and  undocking  services
         ------
primarily to commercial cargo vessels, including vessels transporting coal and other bulk exports. We believe that we provide about 50.0% of the harbor tug business in this port, where we operated three tugs at March 1, 2001.

         Port Arthur and Lake  Charles.  At these ports we operate  eight harbor
         -----------------------------
tugs. Currently, five of these tugs serve Port Arthur, Texas; two serve Lake Charles, Louisiana, and one serves both harbors. Each of these ports has a competing provider of harbor tug services. We estimate our market share in both ports at 50.0%.

         Offshore Towing Operations. We currently have three tugs working in the offshore towing market that conduct a variety of offshore towing services in the Gulf of Mexico, Guayanilla, Puerto Rico, and the Atlantic Ocean. Demand for towing services depends on vessel traffic and oilfield activity, which is in turn generally dependent on local and national economic conditions.

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

         The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short- or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. CITGO, which accounted for 12.0% of our 2000 revenues, is currently our largest single customer with a contract of affreightment commitment utilizing up to three tankers of their choosing through December 2001.

         Our towing services are offered to vessel owners and operators and their agents. Our rates for harbor towing services are set forth in published tariffs and may be modified at any time, subject to competitive factors. We also grant volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

         On a segment basis in 2000,  National  Petroleum  Construction  Company
(NPCC) accounted for 6.3% of our offshore energy support revenues; CITGO accounted for 28.4%, ARCO Products for 10.0%, and SeaRiver Maritime for 10.0%, respectively, of our marine transportation services revenues; Oceanografia, S.A. accounted for 5.7% of our towing revenues.

Competition

         We operate in a highly competitive environment in all our operations. The principal competitive factors in each of the markets in which we operate are suitability and reliability of equipment, safety record, personnel, price, service, and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), shallow water versus deepwater needs, the complexity of maintaining logistical support and the cost of transferring equipment from one market to another. Our vessels that provide marine transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, we compete not only with other providers of tug services in the ports in which we operate, but with the providers of tug services in nearby ports. Many of our competitors have substantially greater financial and other resources than we do. A new competitor entered the harbor tug market in Tampa in 1999, and additional competitors may enter our markets in the future. Moreover, should U.S. coastwise laws be repealed, foreign-built, foreign-manned and foreign-owned vessels could be eligible to compete with our vessels operating in the domestic trade.

Environmental and Other Regulation

         Our operations are subject to significant federal, state, and local regulation, the principal provisions of which are described below.

         Environmental. Our operations are subject to federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation, and discharge of hazardous and non-hazardous materials. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend will likely continue. We believe that our operations currently are in substantial compliance with applicable environmental regulations.

         Governmental authorities have the power to enforce compliance with applicable regulations, and violations are subject to fines, injunction, or both. We do not expect that we will be required in the near future to expend amounts that are material to our financial condition or operations by reason of environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these laws and regulations.

         OPA 90. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include our chemical and petroleum product carriers and fuel barges) and "other vessels" (which include our tugs and offshore energy support vessels).

         Under OPA 90, owners and operators of facilities and owners, operators and certain charterers of vessels are "responsible parties" and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of a third party, an act of God or an act of war. Damages are defined broadly to include (i) natural resources damages and the costs of assessment thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) the net loss of taxes, royalties, rents, fees and profits by the U.S. government, a state or political subdivision thereof; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) the loss of subsistence use of natural resources.

         For facilities, the statutory liability of responsible parties is limited to $350.0 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10.0 million ($2.0 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident proximately caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain maximum available pollution liability insurance, a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on our business.

         Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single-hull, double-side or double-bottom vessels must be phased out at some point, depending upon their size, age and place of discharge, through 2015 unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, our single-hull chemical and petroleum product carriers will be required to cease transporting petroleum products over the next 14 years, and our "single-skinned" fuel barges will cease transporting fuel in 2015.

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

         OPA 90 does not prevent individual states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries, and many states have enacted legislation providing for unlimited liability for oil spills. Some states have issued implementing regulations addressing oil spill liability, financial responsibility, and vessel and facility response planning requirements. We do not anticipate that such legislation or regulations will have any material impact on our operations.

         In addition to OPA 90, the following are examples of environmental, safety and health laws that relate to our operations:

         Water. The Federal Water Pollution Control Act ("FWPCA") or Clean Water Act ("CWA") imposes restrictions and strict controls on the discharge of pollutants into navigable waters. Such discharges are typically authorized by National Pollutant Discharge Elimination System ("NPDES") permits. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial potential liability for the costs of removal, remediation, and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

         We manage our exposure to losses from potential discharges of pollutants through the use of well-maintained and well-managed facilities; well-maintained and well-equipped vessels; safety and environmental programs, including a maritime compliance program and our insurance program; and we believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have an adverse effect on us.

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

         Coastwise Laws. A substantial portion of our operations are conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (commonly referred to as the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, a corporation is deemed a citizen for these purposes so long as (i) it is organized under the laws of the U.S. or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and
(iv) 75.0% of the interest and voting power in the corporation is held by citizens. Because we could lose our privilege of operating our vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25.0% of our outstanding capital stock, our Certificate of Incorporation contains restrictions concerning foreign ownership and control of our stock.

         There have been repeated efforts aimed at repeal or significant change of the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal it. Such changes could have a material adverse effect on our operations and financial condition.

         Occupational Health Regulations. Our shoreside facilities are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration (OSHA) and comparable state programs. Such regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. Such regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to mariners engaged in the handling of the various cargoes transported by our chemical and petroleum product carriers.

         Vessel Condition. Our chemical and petroleum product carriers, offshore energy support vessels, certain of our tugs and our fuel barges are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping and other marine classification societies.

         Oil Tanker Escort Requirements. Implementation of oil tanker escort requirements of OPA 90 and pending state legislation are expected to introduce certain performance or engineering standards on tugs to be employed as tanker escorts. We believe our tractor tugs will be able to comply with any existing or currently anticipated requirements for escort tugs. Adoption of such new standards could require modification or refitting of the conventional tugs we currently operate to the extent they are employed as tanker escorts.

         We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject and are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities, and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

         International Laws and Regulations. Our vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, 1978 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Generally, surveys and inspections are performed by internationally recognized classification societies. The vessels that operate internationally are registered primarily in the Marshall Islands, Panama, St. Vincent and the Grenadines.

         Although we believe we are in substantial compliance with all applicable requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in offshore energy support operations and there can be no assurance that significant costs, liabilities and penalties will not be incurred by or imposed on us in the future.

Insurance

         Our marine transportation operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to our vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees, and pollution, and other environmental damages. We maintain insurance coverage against these hazards with certain deductibles for which we are responsible. Risk of loss of or damage to our vessels is insured through hull insurance policies in amounts that approximate fair market value, also subject to certain deductibles. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through our participation in a mutual insurance association, Steamship Mutual Underwriting Association (Bermuda) Limited. Because we maintain mutual insurance, we are subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance and to premium increases based on prior loss experience.

Employees

         As of March 1, 2001, we had 2,604 employees. Management considers relations with employees to be satisfactory. The Seabulk America and Seabulk Magnachem are manned by approximately 80 officers and crew who are subject to two collective bargaining arrangements that expire on December 31, 2003 and 2001, respectively. In addition, the HMI Dynachem, HMI Petrochem, HMI Defender, the five new double-hull carriers, and thirty-one harbor tugs are manned by approximately 418 members of national maritime labor unions. The five double-hull carriers are crewed by a third party employer until June 21, 2001, at which time the Company will assume crewing responsibility for all five vessels.

Item 2.  Properties

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company owns a 40-acre facility in Port Arthur, Texas that serves as a regional office and includes 1,200 feet of dock space. The Company also leases office and other facilities in Lafayette, Louisiana; Green Cove Springs, Florida; the United Arab Emirates; and Nyon, Switzerland. In addition, the Company leases sales offices and/or maintenance and other facilities in many of the locations where its vessels operate. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time close or consolidate facilities or lease additional facilities as operations require.

Item 3.  Legal Proceedings

         Under United States law, "United States persons" are prohibited from performing contracts in support of an industrial, commercial, public utility or governmental project in the Republic of Sudan, or facilitating such activities. During several months in 1999, three vessels owned by subsidiaries of the Company performed services for third parties in support of energy exploration activities in Sudan; one of these vessels performed such services until January 31, 2000. The Company has filed a report of these activities with the Office of Foreign Asset Control of the United States Department of the Treasury. The Company had also reported these activities to the Bureau of Export Administration of the U.S. Department of Commerce. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil and/or criminal penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties.

         In J. Erik Hvide and Betsy Hvide v. Hvide Marine Incorporated, No. 5640-02, a civil action filed in March 2000 in the Circuit Court of Broward County, Florida, the Company's former chief executive officer and his wife alleged that the Company had breached an agreement to provide Mr. Hvide with severance benefits valued at approximately $1.0 million. In addition, Mr. and Mrs. Hvide alleged that the Company engaged in conduct calculated to cause them emotional and public humiliation for which they sought unspecified punitive damages. In January 2001, the Company and Mr. and Mrs. Hvide settled the lawsuit for an amount which the Company does not believe to be material.

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance, subject to certain deductibles. We do not believe such litigation to be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 4A.  Executive Officers of the Registrant

         The executive officers of the Company are:


                   Name                Age              Current Positions
                   ----                ---              -----------------
       Gerhard E. Kurz                 61    President & Chief Executive Officer
       J. Stephen Nouss                46    Senior Vice President & Chief Financial Officer
       Alan R. Twaits                  53    Senior Vice President, General Counsel & Secretary
       Andrew W. Brauninger            54    Senior Vice President - Offshore
       William R. Ludt                 53    Senior Vice President - Towing
       John J. O'Connell, Jr.          57    Senior Vice President - Corporate Communications and Investor
                                             Relations & Assistant Secretary
       L. Stephen Willrich             48    Senior Vice President - Marine Transportation
       A. Thomas Denning               46    Vice President - Engineering
       Kevin S. Boyle                  27    Treasurer
       Michael J. Pellicci             37    Controller


         Mr. Kurz has been Chief Executive Officer and a director of the Company since April 2000 and was appointed President in September 2000. He formerly served as President of Mobil Shipping and Transportation Company (MOSAT), a Mobil Oil-affiliated company from which he retired in March 2000. Mr. Kurz joined Mobil in London in 1964 as a Chartering Assistant. In 1965 he was transferred to Mobil's Marine Division in New York. After a series of promotions, he was named Vice President of Planning, Middle East and Marine Transportation, and then President of MOSAT in 1989. Mr. Kurz is past Chairman of the Marine Preservation Association and the Oil Companies International
Marine Forum. He previously served on the Board of Directors of the American Bureau of Shipping and chaired its Finance and Nominating Committees. He currently serves on the Boards of the Seamen's Church Institute, the Coast Guard Foundation, and the Newport News Mariners' Museum. He is the Chairman of the Massachusetts Maritime Academy's International Business Advisory Council and a member of the International Advisory Board to the Panama Canal Authority. He is the recipient of numerous awards and honors, including the International Maritime Hall of Fame Award, the 1999 SeaTrade "Personality of the Year" award, the Seamen's Church Institute Silver Bell Award, and the U. S. Coast Guard Award and Medal for Meritorious Public Service. He holds an Honorary Doctorate Degree from Massachusetts Maritime Academy.

         Mr. Nouss has been Senior Vice President and Chief Financial Officer since August 2000. He was previously Vice President of Finance and Administration for Certified Vacations Group, Inc. Prior to that he served on the management teams of two Fortune 500 companies - W. R. Grace & Co., where he was Assistant Vice President, and Ryder System, Inc., in International Finance. He is a Certified Public Accountant and has 16 years of public accounting experience with Price Waterhouse LLP and Coopers & Lybrand LLP. Mr. Nouss is President-Elect of the Florida Institute of Certified Public Accountants; serves on the Council for the American Institute of CPAs, and is a former Director of the University of Florida Athletic Association, Inc., where he also served as Vice President. He is a past President of the Mental Health Resource Center, Inc. and the University of Florida National Alumni Association.

         Mr. Twaits has been Senior Vice President, General Counsel and Secretary since November 2000. He was previously Senior Vice President, General Counsel and Secretary of Premier Cruise Lines. Prior to his experience at Premier, he was in private practice and served as General Counsel and Secretary for Carnival Corporation as well as a Director and Vice President, General Counsel and Secretary of Carnival Air Lines. Mr. Twaits has also held senior counsel positions with Crowley Maritime Corporation, Trusthouse Forte, Inc., United States Lines, Inc., and a staff counsel position at Pan American World Airways. He is a member of the Florida Bar, the District of Columbia Bar, the American Bar Association and its International Law Section, and the American Corporate Counsel Association.

         Mr. Brauninger has been Senior Vice President - Offshore Division since August 1997. He was Vice President - Offshore Division from 1990 until July 1997 and has been President of Seabulk Offshore, Ltd., the Company's offshore energy services subsidiary, since September 1994. He was Vice President of Offshore Operations from 1990 to September 1994 and Vice President - Development from 1989 to 1990. From 1987 to 1989, Mr. Brauninger was President of OMI Offshore Services, Inc., an operator of offshore service vessels. Previously, he was employed by Sabine Towing and Transportation Company, where he held a variety of posts including Vice President - Harbor Division.

         Mr. Ludt has been Senior Vice President - Towing Division since February 2000 and the President of Sun State Marine Services, Inc., the Company's inland tug and barge subsidiary and shipyard, since 1994. From September 1998 to February 2000, he was managing director of Seabulk Offshore, Ltd. He was elected Vice President of the Company in January 1995. He was Director - Fleet Operations of the Company from 1982 to 1994. Since joining the Company in 1979, he has also served as Fleet Manager and Port Engineer. He served as President of the Chemical Carriers Association from 1989 to 1990 and as its Vice President from 1990 to 1992. Mr. Ludt has also served on various working groups within the U.S. Coast Guard's Chemical Transportation Advisory Committee concerning issues such as vapor control and marine occupational safety and health. Mr. Ludt holds a dual license as a Third Mate and Third Assistant Engineer, Steam and Motor Vessels.

         Mr. O'Connell has been Senior Vice President - Corporate Communications and Investor Relations since January 2000 and Assistant Secretary since February 2000. He was elected Vice President - Corporate Communications upon joining the Company in August 1996. From September 1995 to August 1996 he was an independent consultant. Previously, he served in a variety of management positions with W.
R. Grace & Co. for 20 years, most recently as Director of Public Affairs. Prior to that, he was Instructor in English at George Washington University. Mr. O'Connell was a member of the President's Private Sector Survey on Cost Control in the Federal Government (Grace Commission) from 1982 to 1984.

         Mr. Willrich has been Senior Vice President - Tankers since June 2000 and President of Ocean Specialty Tankers Corporation (OSTC), the Company's marine transportation subsidiary, since March 1998, when he was also elected Vice President. He was appointed Senior Vice President of OSTC in August 1996. He joined the Company as Vice President of Chartering for OSTC in January 1988. Prior to joining the Company, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 25 years of experience in the management of Jones Act product tankers.

         Mr. Denning has been Vice President - Engineering since August 1997. He previously served as Director of Engineering of the Company from November 1994 to July 1997, and as Superintendent Engineer from September 1986 to October 1994.

         Mr. Boyle has been Treasurer since January 2000. He was previously Director - Finance and Treasury. He joined the Company as Manager - Corporate Development in March 1998. Prior to that, he served as an Associate in the Investment Banking division of Parker/Hunter, an investment bank based in Pittsburgh. Mr. Boyle graduated with a J.D. from the University of Pennsylvania and a B.S. from Carnegie Mellon University. He is a member of the Pennsylvania Bar and the American Bar Association.

         Mr. Pellicci has been Controller since January 2001. He previously served as Director of Corporate Finance and Corporate Controller of Caraustar Industries, Inc. in Atlanta, which he joined in 1989. Prior to that, he was a Senior Auditor with Arthur Andersen & Co. He is a Certified Public Accountant.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of Seabulk International, Inc. trades on the Nasdaq National Market under the symbol SBLK. Between January 2, 2001 and March 20, 2001, the stock traded on the Nasdaq National Market under the symbol HVDM. In 2000, the common stock traded on the OTC Bulletin Board under the symbol HVDM.

         In 1999, the Class A Common Stock of Hvide Marine Incorporated (the predecessor company) traded on the Nasdaq National Market under the symbol HMAR until September 28, when it was delisted. Between September 29 and December 15, when the Company emerged from Chapter 11 under its Plan of Reorganization, the Class A Common Stock traded on the OTC Bulletin Board under the symbol HMARQ. Pursuant to the Plan of Reorganization, the Class A Common Stock was canceled as of December 15, 1999, and shareholders received Class A Warrants at the rate of approximately one warrant for every 124 shares previously held.

         The Class A Warrants trade on the OTC Bulletin Board under the symbol SBLKW. In 2000 and through March 20, 2001, they traded under the symbol HVDMW. The warrants expire December 14, 2003 and entitle the holder, for each warrant held, to purchase one share of the Common Stock of the Company for $38.49.

         There is no established market for another series of warrants issued to noteholders (the Noteholder Warrants) to purchase 723,861 shares of common stock at an exercise price of $0.01 per share.

         The Company has not paid and does not expect to pay any dividends on its Common Stock.

         The following tables set forth the high and low closing prices of the Company's Common Stock and Class A Warrants, as reported by the Nasdaq National Market and the OTC Bulletin Board.

         Common Stock
                                                             High         Low
                                                             ----         ---
         2001
            First Quarter (through March 1)............    $   9.06    $   7.75

         2000
            First Quarter .............................       16.00        9.75
            Second Quarter.............................       12.50        4.88
            Third Quarter..............................        8.25        5.44
            Fourth Quarter.............................       12.44        7.19

         1999
                           Predecessor Company
            First Quarter..............................        6.13        3.94
            Second Quarter.............................        3.50        1.59
            Third Quarter..............................        2.34        0.53
            Fourth Quarter (through December 15).......        0.47        0.11
                           Successor Company
            Fourth Quarter (after December 15).........          --          --

         Class A Warrants
                                                             High         Low
                                                             ----         ---
         2001
            First Quarter (through March 1)............    $   3.00    $   0.38

         2000
            First Quarter .............................        5.00        0.25
            Second Quarter.............................        3.50        1.50
            Third Quarter..............................        2.75        1.75
            Fourth Quarter.............................        4.00        0.38

         1999
            Fourth Quarter (after December 15).........          --          --

         As of March 1, 2001 there were 284 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.

         Upon emergence from its Chapter 11 proceeding the Company adopted Fresh Start Accounting, see "--- Fresh Start Reporting." Thus the Company's consolidated balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

          The financial data presented below include the results of the Predecessor Company for the periods through December 15, 1999 and the Successor Company for the periods subsequent to December 15, 1999. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness, and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date.

          The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.


                                                         Successor Company                               Predecessor Company
                                                                   Period from    Period from
                                                                   December 16     January 1
                                                     Year Ended          to            to
                                                    December 31,   December 31,   December 15,         Year Ended December 31,
                                                   -------------   ------------   ------------    ----------------------------------
                                                        2000            1999        1999(6)     1998(5)       1997          1996
                                                                                          (in thousands)

Consolidated Statement of Operations Data:
  Revenue.....................................       $   320,483   $    13,479   $   328,751  $  404,793  $  210,257    $  109,356
  Operating expenses..........................           205,226         8,047       212,753     213,601     104,933        60,720
  Overhead expenses...........................            39,630         1,643        47,814      43,179      24,791        14,979
  Depreciation, amortization and drydocking...            50,271         2,069        79,410      64,244      25,200        12,887
                                                     -----------   -----------   -----------  ----------  ----------    ----------
  Income (loss) from operations...............            25,356         1,720       (11,226)     83,769      55,333        20,770
  Interest expense, net(1)....................            62,010         2,688        70,374      41,238       7,024        11,631
  Other income (expense)......................            12,574          (597)      (32,129)     (5,692)     (3,704)          437
  Reorganization items(2).....................                --            --      (433,273)         --          --            --
                                                     -----------   -----------   -----------  ----------  ----------    ----------
  Income (loss) before income taxes and
     extraordinary item.......................           (24,080)       (1,565)     (547,002)     36,839      44,605         9,576
  Provision for (benefit from) income taxes...             4,872            --       (32,004)     13,489      16,950         3,543
                                                     -----------   -----------   -----------  ----------  ----------    ----------
  Income (loss) before extraordinary item.....           (28,952)       (1,565)     (514,998)     23,350      27,655         6,033
  Gain (loss) on extinguishment of debt(3)....                --            --       266,643      (1,602)     (2,132)       (8,108)
                                                     -----------   -----------   -----------  ----------  ----------    ----------
  Net income (loss)...........................       $   (28,952)  $    (1,565)  $  (248,355) $   21,748  $   25,523    $   (2,075)
                                                     ===========   ===========   ===========  ==========  ==========    ==========
  Diluted earnings (loss) per common share:
     Income (loss) before extraordinary item..       $    (2.89)   $     (0.16)  $    (33.22) $     1.43  $     1.75    $     0.99
                                                     ==========    ===========   ===========  ==========  ==========    ==========
     Net income (loss)........................       $    (2.89)   $     (0.16)  $    (16.02) $     1.35  $     1.63    $    (0.24)
                                                     ===========   ===========   ===========  ==========  ==========    ===========
     Weighted average number of shares and
       common equivalent shares outstanding...            10,034        10,000        15,503      19,451      17,120         6,590
                                                     ===========   ===========   ===========  ==========  ==========    ==========
  Other Financial Data:
     EBITDA(4)................................       $    75,627   $     3,789   $    68,184  $  148,013  $   80,533    $   33,657
                                                     ===========   ===========   ===========  ==========  ==========    ==========
Consolidated Statement of Cash Flows Data:
  Net cash provided by (used in):
     Operating activities.....................       $    26,276   $     2,561   $    14,927  $   90,853  $   42,596    $  23,140
     Investing activities.....................             2,228        (3,021)      (14,862)   (525,652)   (263,897)     (84,910)
     Financing activities.....................           (33,317)       (1,491)       10,826     429,550     226,636       68,337


                                                        Successor Company                    Predecessor Company
                                                   ----------------------------  ------------------------------------------
                                                                              As of December 31,
                                                   ------------------------------------------------------------------------
                                                        2000        1999(5)(6)       1998(5)         1997          1996
                                                   ------------   ---------------------------   ------------  -------------
Consolidated Balance Sheet Data:
  Working capital (deficit)...................         $   8,686  $      33,498  $   (216,802)  $     25,790  $     (8,704)
  Total assets................................           775,476        830,740     1,355,267        604,561       273,473
  Total long-term obligations.................           544,870        582,364       631,416        217,217       124,454
  Convertible preferred securities of a
     subsidiary trust.........................                --             --       115,000        115,000            --
  Stockholders' equity........................           136,514        165,326       248,035        224,987       101,091



-----------------------------

(1)Interest expense for the period from January 1, 1999 through December 15, 1999 excludes $8.8 million of contractual interest that was not accrued during the Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.
(2)Reorganization items are comprised of items directly related to the Predecessor Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.
(3)Reflects gains and losses on the  extinguishment  of debt,  net of applicable income  taxes  of $413,  $1,252,  and  $1,474,  in 1998,  1997,  and  1996,
     respectively.
(4)EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's EBITDA operations. EBITDA is not recognized by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity, and does not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly titled measures reported by other companies.
(5)Reflects the acquisition of a 50.0% ownership interest in 1998, and an additional 25.0% interest in 1999, of five newly constructed double-hull tankers. See Notes to the Company's consolidated financial statements.
(6) Reflects the Chapter 11 reorganization and the application of fresh-start accounting. See Notes to the Company's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated historical financial statements and the related notes thereto included elsewhere in this Report.

         On December 15, 1999 (the "Effective Date"), the Company emerged from its Chapter 11 proceeding and adopted Fresh Start Accounting. Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         For purposes of comparative analysis, the twelve months ended December 31, 1999 include the results of the Predecessor Company for the period from January 1, 1999 to December 15, 1999, and the Successor Company for the period from December 16, 1999 to December 31, 1999. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness, and the revaluation of the Company's long-term assets to reflect the reorganization value at the Effective Date. These changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

Revenue Overview

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 47.0% of Company revenues in 2000. Marine transportation under the new name Seabulk Tankers consists of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical carriers in the coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. Together, they accounted for approximately 43.0% of Company revenues in 2000. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 10.0% of the Company's 2000 revenues.

Offshore Energy Support

         Revenue from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities, which are in turn heavily dependent upon the price of crude oil and natural gas. Further, in certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

         The following table represents revenues for the Offshore Energy Support by major operating area as of December 31 (in thousands):


                                                    2000            1999            1998
                                               -------------   -------------   -------------
Domestic(1)...............................     $      54,491   $      50,188   $      90,979
West Africa...............................            48,268          46,953          69,736
Middle East...............................            34,242          40,335          55,878
Southeast Asia............................            14,394          12,836          26,062
                                               -------------   -------------   -------------
  Total Offshore Revenues.................     $     151,395   $     150,312   $     242,655
                                               =============   =============   =============

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean, and South America.

         The following tables set forth, by primary area of operation, average day rates achieved by the offshore energy fleet owned or operated by the Company and their average utilization for the periods indicated. Average day rates are calculated by dividing total revenues by the number of days worked. Utilization percentages are based upon the number of working days over a 365/366-day year and the number of vessels in the fleet on the last day of the quarter.

                 -------------------------------------------------------------------------------------------------------------------
                         Q1 2000                       Q2 2000                       Q3 2000                     Q4 2000
                 AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
                 Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs  Utility Other
                 -------------------------------------------------------------------------------------------------------------------
Domestic(1)
Vessels(2)(3)      25      -      33      2     26       -     33       2     26       -     31       2     26     -     32     2

Bareboat-out(4)     -      -       6      1      -       -      2       1      -       -      2       1      -     -      2     1

Laid-Up             3      -       1      2      5       -      2       2      3       -      -       2      2     -      -     2
Effective
Utilization(5)    80%      -     79%      -    79%       -    81%       -    76%       -    86%       -    68%     -    86%     -
Fleet
Utilization(5)    74%      -     76%      -    67%       -    76%       -    67%       -    86%       -    62%     -    86%     -
                                                                           $
Day Rate       $3,663      -  $1,894      - $4,024       - $1,921       -  4,821       - $2,117       - $6,174     - $2,403     -


West Africa
Vessels(3)         24      4       5      1     25       4      5       1     26       4      6       1     26     4      6     1
Laid-Up             2      1       1      1      2       1      1       1      1       2      1       1      1     2      1     1
Effective
Utilization(5)    85%    57%     53%      -    83%     60%    59%       -    85%     81%    62%       -    87%   95%    84%     -
Fleet
Utilization(5)    79%    43%     44%      -    76%     45%    48%       -    82%     44%    51%       -    83%   48%    70%     -

 Day Rate      $5,304 $4,289  $2,450      - $5,618  $5,200 $2,460       - $5,887  $5,122 $2,809       - $5,820 $5,103$2,978     -


Middle East
Vessels(6)(7)      24     21      29      8     21      21     29       8     18      21     24       8     12    16     19     8
Laid-Up            10      5      15      -     10       5     12       -     10       6     12       -      6     5      8     -
Effective
Utilization(5)    62%    72%     69%    69%    83%     74%    61%     70%    83%     50%    61%     55%    69%   45%    63%   55%
Fleet
Utilization(5)    36%    54%     38%    69%    45%     55%    36%     70%    39%     35%    31%     55%    36%   31%    34%   55%

 Day Rate      $2,899 $2,809  $1,373 $6,988 $2,995  $2,960 $1,446  $6,302 $2,634  $3,345 $1,483  $5,510 $3,544 $3,841$1,543 $5,669


Southeast Asia
Vessels             9      2       5      2      9       2      5       2     10       2      5       2     10     2      5     2
Laid-Up             3      -       -      1      2       1      -       -      2       1      -       -      2     1      -     -
Effective
Utilization(4)    49%     7%     46%    33%    90%     96%    66%     85%    85%     60%    69%     83%    68%   41%    83%   61%
Fleet
Utilization(4)    38%     7%     46%    17%    70%     48%    66%     85%    73%     30%    69%     83%    55%   21%    83%   61%

 Day Rate      $4,031 $8,516  $1,540 $8,086 $4,358  $4,569 $1,549  $5,268 $3,765  $7,364 $1,330  $5,474 $5,380 $4,775$1,655 $5,085



------------------------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean, and South America.
(2) One vessel was sold in Q4 2000 from the Crew/Utility category. Since she earned substantial revenues during the quarter, she was included in the statistics.
(3) One vessel in the Crew/Utility category changed reporting area from Domestic to West Africa after Q2 2000. The statistics reflected this move.
(4) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.
(5) Fleet utilization includes laid-up vessels of which 10 are being actively marketed for a sale in the Middle East and effective utilization excludes laid-up vessels.
(6) As of March 1, 2001, the Company sold one vessel from the AHTS/Supply category and two vessels from the Crew/Utility category. These vessels are included in the Fleet Utilization as of December 31, 2000.
(7) The Middle East Other and AHT/Tugs categories include a vessel that is in a 50/50 joint venture and a 44-foot harbor tug, respectively, which are not included in the day rate and utilization statistics.


              -------------------------------------------------------------------------------------------------------------------
                       Q1 1999                       Q2 1999                       Q3 1999                     Q4 1999
               AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
              Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs  Utility Other
              -------------------------------------------------------------------------------------------------------------------
Domestic(1)
Vessels            25       -     35      2     24      -      34      3     25      -     34       2     25      -     34      2
Bareboat-out(2)     1       -      5      -      1      -       5      -      -      -      5       1      -      -      5      1
Laid-Up(3)          1       -      1      1      2      -       1      2      2      -      2       2      2      -      2      2
Effective
Utilization(4)    73%       -    68%    77%    81%      -     75%    50%    84%      -    78%    100%    83%      -    91%      -
Fleet
Utilization(4)    70%       -    66%    77%    74%      -     73%    33%    77%      -    73%     43%    77%      -    85%      -

Day Rate       $4,842       - $2,142 $5,765 $4,027      -  $1,881 $5,259 $3,392      - $1,755  $1,317 $3,520      - $1,823      -


West Africa
Vessels            24       4      5      1     25      4       5      1     24      4      5       1     24      4      5      1
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       1      1      1      -      1
Effective
Utilization(4)    74%     89%    71%      -    61%    88%     44%    41%    52%    60%    49%       -    66%    67%    77%      -
Fleet
Utilization(4)    74%     89%    71%      -    61%    88%     44%    41%    52%    60%    49%       -    63%    50%    77%      -

Day Rate       $7,838  $6,414 $2,910      - $7,189 $5,508  $2,622 $5,218 $6,056 $5,094 $2,675       - $6,145 $4,734 $2,351      -


Middle East
Vessels(5)(6)      24      23     29     10     24     23      30      9     24     21     30       8     24     21     29      8
Laid-Up             5       2     12      1      7      2      13      -      8      4     13       -      8      5     13      -
Effective
Utilization(4)    53%     50%    87%    60%    46%    39%     74%    72%    47%    61%    70%     68%    44%    51%    78%    64%
Fleet
Utilization(4)    42%     46%    52%    54%    33%    36%     42%    72%    31%    49%    40%     68%    29%    38%    43%    64%

Day Rate       $4,127  $2,905 $1,385 $7,127 $3,382 $2,889  $1,364 $6,383 $3,308 $2,822 $1,407  $5,828 $3,304 $3,193 $1,629 $6,048


Southeast Asia
Vessels             9       2      4      2      9      2       4      2      9      2      4       2      9      2      5      2
Laid-Up             2       -      -      -      2      -       -      -      3      -      -       -      3      -      -      -
Effective
Utilization(4)    59%     73%   100%    39%    63%    40%    100%    76%    61%    54%    99%     50%    48%    37%    81%      -
Fleet
Utilization(4)    46%     73%   100%    39%    49%    40%    100%    76%    43%    54%    99%     50%    32%    37%    81%      -

Day Rate       $5,565  $5,308 $1,577 $5,029 $4,593 $7,042  $1,586 $7,079 $4,753 $6,546 $1,645  $4,295 $3,187 $8,227 $1,549      -


------------------------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean, and South America.

(2) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.

(3) One vessel in the Other category was laid-up during 1999 after her contract was terminated. She continued to collect charter hire, which was included in the day rate and utilization statistics.

(4) Fleet utilization includes laid-up vessels and effective utilization excludes laid-up vessels.

(5) The Middle East AHTS/Supply category includes two vessels in Q1 1999 that were on bareboat-out charter. They are not included in the day rate and utilization statistics.

(6) The Middle East Other and AHT/Tugs categories include a vessel that is in a 50/50 joint venture and a 44-foot harbor tug, respectively, which are not included in the day rate and utilization statistics.


                -------------------------------------------------------------------------------------------------------------------
                        Q1 1998                       Q2 1998                       Q3 1998                     Q4 1998
                AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
                Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs  Utility Other
               -------------------------------------------------------------------------------------------------------------------
Domestic(1)
Vessels            28       -     42      3     28      -      42      4     26      -     40       4     25      -     38      4
Bareboat-out(2)     -       -      -      -      -      -       1      -      -      -      2       -      -      -      3      -
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    85%       -    89%    93%    79%      -     91%    76%    54%      -    78%     95%    70%      -    83%    82%
Fleet
Utilization(3)    85%       -    89%    93%    79%      -     91%    76%    54%      -    78%     95%    70%      -    83%    82%
Day Rate       $8,264       - $2,348 $5,885 $8,378      -  $2,446 $5,824 $7,235      - $2,397  $5,957 $5,638      - $2,375 $6,027


West Africa
Vessels            21       5      3      1     21      5       3      1     21      5      3       1     24      5      5      1
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    76%     92%    72%    66%    86%    92%     65%    80%    90%    78%    77%     65%    80%    92%    60%    36%
Fleet
Utilization(3)    76%     92%    72%    66%    86%    92%     65%    80%    90%    78%    77%     65%    80%    92%    60%    36%
Day Rate       $6,873  $4,453 $3,252 $6,976 $8,973 $6,625  $4,126 $6,952 $9,185 $6,844 $3,607  $6,048 $8,571 $5,986 $2,951 $6,801


Middle East
Vessels(4)         19      20     27      9     19     20      27      9     22     20     28       9     23     22     28      9
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    54%     71%    69%    41%    72%    66%     73%    39%    81%    61%    67%     47%    61%    71%    63%    44%
Fleet
Utilization(3)    54%     71%    69%    41%    72%    66%     73%    39%    81%    61%    67%     47%    61%    71%    63%    44%
Day Rate       $3,596  $3,319 $1,303 $6,129 $4,136 $3,687  $1,362 $7,826 $3,393 $3,635 $1,449  $6,406 $3,883 $3,129 $1,398 $7,872


Southeast Asia
Vessels(5)         10       2      4      2     10      2       4      2      9      2      4       2      9      2      4      2
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    76%     74%    83%    55%    83%    77%     99%    74%    79%    77%   100%     95%    85%    79%   100%    82%
Fleet
Utilization(3)    76%     74%    83%    55%    83%    77%     99%    74%    79%    77%   100%     95%    85%    79%   100%    82%
Day Rate       $5,343  $5,185 $1,557 $5,843 $7,041 $7,481  $1,590 $7,571 $6,296 $7,030 $1,592  $7,507 $6,645 $7,105 $1,570 $5,484


-------------------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean, and South America.
(2) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.
(3) Fleet utilization includes laid-up vessels and effective utilization excludes laid-up vessels.
(4) The Middle East Other and AHT/Tugs categories include a vessel that is in a 50/50 joint venture and a 44-foot harbor tug, respectively, which are not included in the day rate and utilization statistics.
(5) The Southeast Asia AHTS/Supply categoary in Q1 and Q2 1998 includes two vessels on bareboat-out charter. These vessels are not included in the day rate and utilization statistics.

         As indicated in the above tables, average day rates for Domestic operating area improved steadily in 2000 due to sharply higher oil and gas prices and a resulting increase in offshore exploration and production activities. These rates are now approaching levels last seen in 1998. The Company took delivery of a 1996-built, 152-foot crewboat in the fourth quarter of 2000 and expects delivery of a similar vessel in the second quarter of 2001. Demand for these larger crewboats is increasing as exploration companies move farther and farther offshore.

         Average day rates for the Company's fleet operated in overseas markets have steadily rebounded, with the exception of the Middle East. The rebound, while not as dramatic as the Domestic, was led by improved performance in West Africa and, to a lesser extent, Southeast Asia. The Middle East remained depressed. Continued low utilization reflects the large number of laid-up vessels (including 10 vessels held for sale) primarily in the Middle East. Average day rates for the Company's anchor handling tug supply and supply boats at March 1, 2001 for Domestic, West Africa, the Middle East, and Southeast Asia were $7,100, $6,400, $2,600, and $5,000, respectively.

Marine Transportation

         Revenues from the Company's marine transportation services are derived principally from the operations of petroleum product and chemical carriers in the U.S. Jones Act Trade, and to a lesser extent from towboat and fuel barge operations in Jacksonville, Florida.

         Petroleum Product Tankers. Demand for petroleum product transportation services is dependent both on the level of production and refining, as well as consumer use of petroleum-based products. The Company operated seven petroleum tankers at December 31, 2000. Four of the Company's petroleum tankers (including one that is also a chemical carrier) are newly built, double-hull vessels delivered in late 1998 and the first half of 1999.

         Chemical Tankers. Generally, demand for industrial chemical transportation services coincides with overall economic activity. The Company operated two chemical tankers and one multipurpose vessel in the chemical trade as of December 31, 2000. This tanker is a newly built, double-hull, state-of-the-art vessel delivered in the first half of 1999. The other two are double-bottom ships.

         The Company's tanker fleet operates on either long-term voyage and time charters or pursuant to short-term arrangements. During 2000, five of the Company's tankers operated under long-term contracts.

         The following table sets forth the number of vessels and revenues for the Company's chemical and product carriers:

                                                                                     Year Ended December 31,
                                                                                2000(1)(4)      1999(2)(4)     1998(3)(4)
Number of vessels owned......................................................         10              11             11
Revenues (in thousands)......................................................   $126,670        $143,401        $98,930


--------------------------

(1) During 2000, the Company scrapped one tanker that was at the end of its OPA 90-mandated useful life.
(2) During 1999, the Company took delivery of the final two newly built double-hull tankers, scrapped one tanker that was at the end of its useful life, and returned one tanker to the lessor pursuant to the expiration of the lease.
(3) During 1998, the Company acquired two tankers and took delivery of three of the newly built double-hull tankers.
(4) Includes revenues from chartered in vessels of $9.7 million, $15.9 million, and $26.2 million in 2000, 1999, and 1998, respectively.

         Inland Tugs and Barges. Revenue from the Company's Sun State Marine Services subsidiary has been derived primarily from contracts of affreightment with Steuart Petroleum Co. and FPL that require the Company to transport fuel as needed. Revenue is also derived from Sun State's ship construction and repair activities. Revenues from these operations were $9.3 million in 2000 and $8.6 million in 1999. The increase in revenue was due mainly to increased ship construction and repair activity in 2000 and a decline in revenues in 1999 from the FPL contract.

Towing

         Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs.

                                                    Year Ended December 31,
                                           -------------------------------------
                                              2000        1999        1998

Number of tugs at end of period.............      33          37          41
Total towing revenue (in thousands).........$ 33,106    $ 42,959    $ 46,368

         Towing revenues declined in 2000 due mainly to the sale of five vessels, the proceeds from which were used to pay down debt. The decrease in revenues was also partially due to increased competition in the Port of Tampa and lower revenues in Port Everglades. In November 1999, certain of the Company's former personnel began a competing harbor towing operation in the Port of Tampa. The Company took delivery of its fourth SDM(TM), the Suwannee River, during the year. Revenues in 1999 reflected the sale of certain underutilized tugboats, decreased offshore towing opportunities and less shipping activity in ports served by the Company.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, depreciation and amortization, fuel, maintenance and repairs, and insurance. During periods of decreased demand for vessels, such as during 1999 and early 2000, the Company temporarily ceases using certain vessels, i.e., stacks, to minimize investments in marine operating supplies, crew payroll and maintenance costs. At December 31, 2000, 31 of the Company's 173 offshore energy support vessels were stacked or held for sale. The Company took other steps during 2000 to reduce operating costs, including the shutdown of the Sharjah shipyard; the relocation and downsizing of the Lausanne office to Nyon, Switzerland; the consolidation of certain international offshore functions in Dubai, United Arab Emirates; and the consolidation of tanker and purchasing functions in Port Arthur, Texas.

         The crews of Company-manned chemical and product carriers are paid on a time-for-time basis under which they receive paid leave in proportion to time served aboard a vessel. The crews of offshore energy support vessels and certain tugs and towboats are paid only for days worked.

         In addition to variable expenses associated with vessel operations, the Company incurs fixed charges to depreciate its vessels and other assets. The
Company provides for depreciation on a straight-line basis over the estimated useful lives of the related assets. OPA 90 mandates the useful life of the Company's product and chemical carriers, except for the newly constructed double-hull carriers. The Company evaluates the expected remaining useful lives of its assets when changes occur in current and anticipated market conditions and customer demand. During 2000, the Company reduced the estimated remaining useful lives of certain of its offshore energy and support vessels in response to changes in customer demand and marketability of the vessels. See Note 2 to the Company's Consolidated Financial Statements.

         The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers and offshore service vessels and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and proper functioning of their cargo and ballast piping systems, critical machinery and equipment, and coatings. The Company's fuel barges, because they are operated in fresh water, are required to be drydocked only twice in each ten-year period. The Company's harbor tugs and towboats generally are not required to be drydocked on a specific schedule. During the years ended December 31, 2000, 1999, and 1998, the Company drydocked 62, 47, and 90 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $14.4 million, $7.6 million, and $21.3 million, respectively. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. Amortization primarily represents drydocking and finance costs. See Note 2 to the Company's consolidated financial statements.

         The Company had capital expenditures in the years ended December 31, 2000 and 1999 of $31.5 million and $64.2 million, respectively.

         The cost of fuel is an item having significant impact on the Company's operating results. Although market conditions can significantly impact the price of fuel, at present, these conditions have not resulted in an inadequate supply.

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

Results of Operations

         Results for 2000 reflect the first full year of operation under Fresh Start Accounting, which the Company adopted following its emergence from Chapter 11 on December 15, 1999 (the Effective Date). See Note 3 to the Company's consolidated financial statements. Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         The twelve months ended December 31, 1999 include the results of the Predecessor Company for the period from January 1, 1999 to December 15, 1999 and the Successor Company for the period from December 16, 1999 to December 31, 1999. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness, and the revaluation of the Company's long-term assets to reflect reorganization value at the Effective Date. These changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                                                            Year Ended December 31,
                                                    ----------------------------------------------------------------------
                                                             2000                    1999                    1998
                                                    ----------------------  ----------------------  ----------------------
                                                                            (Dollars in millions)
Net revenues...................................     $    320.5      100.0%  $    342.2      100.0%  $    404.8      100.0%
Operating expenses.............................          205.2       64.0%       220.8       65.0%       213.6       53.0%
Overhead expenses..............................           39.6       12.0%        49.4       14.0%        43.2       10.0%
Depreciation, amortization and drydocking......           50.3       16.0%        81.5       24.0%        64.2       16.0%
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from operations..................     $     25.4          8%  $    (9.5)      (3.0)%  $     83.8       21.0%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Interest expense, net..........................     $     62.0       19.0%  $     73.1       21.0%  $     41.2       10.0%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Other income (expense).........................     $     12.6        4.0%  $   (32.7)     (10.0)%  $    (5.7)      (1.0)%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Reorganization items...........................     $       --          --  $  (433.3)    (127.0)%          --          --
                                                    ==========  ==========  ==========  ==========  ==========  ==========
Net income (loss)..............................     $   (29.0)      (9.0)%  $  (249.9)     (73.0)%  $     21.7        5.0%
                                                    =========   ==========  ==========  ==========  ==========  ==========

2000 Compared with 1999

         Net Revenue. Net revenue decreased 6.0% to $320.5 million for 2000 from $342.2 million for 1999 primarily due to decreased revenue from the Company's marine transportation services and towing operations.

         Offshore energy support revenue increased 1.0% to $151.4 million for 2000 from $150.3 million for 1999 primarily due to the increase in day rates for both supply and crew boats. This increase began in the first quarter of 2000 and continued throughout the year as a result of an increase in energy prices and exploration and production activity. During 2000, a total of 29 offshore energy support vessels were sold of which six were sold during the first half of the year and 23 during the second half of the year.

         Marine transportation services revenue decreased $12.9 million, or 9.0%, to $136.0 million for 2000 from $148.9 million for 1999. This decrease is primarily due to the mandated retirement of three of the Company's Jones Act tankers, two in the last quarter of 1999 and one in the third quarter of 2000. Additionally, the Company had chartered in two tankers in 1999 and one tanker through October 2000. Revenue from these tankers was $28.9 million in 1999 compared to $9.7 million in 2000. This decrease was partially offset by the operation of two of the Company's double-hull tankers for the entire year 2000. The HMI Ambrose Channel and HMI Brenton Reef were placed in service in March and June of 1999, respectively. Revenue from these two double-hull tankers was $14.9 million in 1999 compared to $27.2 million in 2000.

         Towing revenue decreased 23.0% to $33.1 million for 2000 from $43.0 million for 1999. This decrease is primarily due to the sale of five tugs during 2000 and increased competition in the Port of Tampa as well as decreased activity in some of the other remaining ports in which the Company operates.

         Operating Expenses. Operating expenses decreased 7.0% to $205.2 million for 2000 from $220.8 million for 1999, primarily due to decreases in charter hire expenses and port charges in the Company's marine transportation services operations and crew payroll expenses in the Company's offshore energy support operations, offset in part by increased fuel expense.

         Overhead Expenses. Overhead expenses decreased 20.0% to $39.6 million for 2000 from $49.4 million for 1999 primarily due to a decrease in professional fees related to the Company's Chapter 11 proceeding in 1999.

         Depreciation, Amortization and Drydocking Expenses. Depreciation, amortization and drydocking expenses decreased 38.0% to $50.3 million in 2000 from $81.5 million in 1999 primarily due to the write-down of the book value of property and deferred drydocking costs, and the write-off of goodwill as a result of the reorganization in 1999. Drydocking expense decreased 41.0% to $6.8 million in 2000 from $11.5 million in 1999. The reduction in drydocking expense was a direct result of reduced drydocking expenditures in late 1998 and through 1999 as drydocking expenditures were deferred on non-working vessels. In response to  increased  activity in the  offshore  segment in 2000,  the Company increased the level of drydocking expenditures, which will increase through 2001. The Company expects that drydocking amortization expense will increase in the future as a result of the additional level of expenditures. As previously indicated, the Company revised the estimated remaining useful lives of certain offshore energy and support vessels. As a result of this change, offset in part by the impact of vessels sold in 2000, total depreciation expense for 2001 is expected to increase by approximately $4.0 million to approximately $46.4 million in 2001 versus $42.4 million in 2000.

         Income (loss) from Operations. Income (loss) from operations increased 367.0% to income of $25.4 million in 2000 from a loss of $(9.5) in 1999 as a result of the factors noted above.

         Net Interest Expense. Net interest expense decreased 15.0% to $62.0 million in 2000 from $73.0 million in 1999 primarily due to the reorganization and conversion of the Predecessor Company's senior notes and preferred securities to shares in the Successor Company's common stock.

         Other Income (expense). Other income totaled $12.6 million in 2000 compared to other expense of $(32.7) million in 1999 primarily due to a net gain of $3.9 million on vessel sales and a $7.0 million favorable settlement of a disputed liability in 2000 compared to a net loss of $(25.7) million on vessel sales in 1999.

         Net Income (loss). The Company's net loss decreased 88% to $(29.0) million for 2000 compared to a loss of $(249.9) million for 1999 as a result of the factors noted above and reorganization items incurred in 1999.

1999 Compared with 1998

         Net Revenue. Net revenue decreased 15.0% to $342.2 for 1999 from $404.8 for 1998 primarily due to decreased revenue from the Company's offshore energy support operations.

         Offshore energy support revenue decreased 38.0% to $150.3 million for 1999 from $242.7 million for 1998 due primarily to the worldwide decrease in day rates and utilization for both supply and crewboats. This decline, as described above, began in 1998 and continued in 1999 as a result of a steep decline in energy prices and exploration and production activity. During 1999, a total of four offshore energy support vessels were sold.

         Marine transportation services revenue increased 29.0% to $148.9 million for 1999 from $115.8 million for 1998 primarily due to revenue earned by the five new double-hull tankers, which were brought into service between October 1998 and June 1999. These new tankers operate more efficiently and in some cases demand higher rates than the Company's other tankers. Revenue from the double-hull tankers was $49.5 million in 1999 compared to $3.2 million for the three months in 1998. These increases were offset in part because the Company returned the Seabulk Challenger to the lessor at the expiration of the lease in October 1999 and scrapped the HMI Astrachem, in November 1999 in anticipation of its OPA 90-mandated retirement date. Combined revenues for these tankers were $14.9 million in 1999 compared to $17.2 million in 1998.

         Towing revenue decreased 7.0% to $43.0 million for 1999 from $46.4 million for 1998 due to reduced shipping activity in the ports that the Company serves, decreased offshore towing activities and increased competition in the Port of Tampa, as described above.

         Operating Expenses. Operating expenses increased 3.0% to $220.8 million for 1999 from $213.6 million for 1998, primarily due to increases in maintenance and repairs of $7.0 million. As a percentage of revenue, operating expenses increased to 65.0% for 1999 from 53.0% for 1998 due primarily to the decline in revenue from the offshore energy support operations and the other factors noted above.

         Overhead Expenses. Overhead expenses increased 14.0% to $49.4 million for 1999 from $43.2 for 1998 primarily due to an increase in consulting and professional fees of 53.0% in 1999 over 1998 incurred as a result of the Company's Chapter 11 proceeding. As a percentage of revenue, overhead expenses were 14.0% and 11.0% for 1999 and 1998, respectively. The increase as a percentage of revenue reflects the combined effects of increased expenditures and lower revenues.

         Depreciation, Amortization and Drydocking Expenses. Depreciation, amortization and drydocking expenses increased 27.0% to $81.5 million in 1999 from $64.2 million in 1998. Approximately $7.7 million of the increase is attributable to an increase in the marine transportation operation resulting from the addition of the double-hull tankers. Also, the Company acquired 37 offshore energy support vessels in the first quarter of 1998 and the results of operations for 1999 reflect a full year of depreciation expense for those acquired vessels, which had the effect of increasing depreciation expense by approximately $9.6 million. Drydocking expense increased 1.0% to $11.5 million in 1999 from $11.4 million in 1998.

         Income (loss) from Operations. Income (loss) from operations decreased 117.0% to $(9.5) million in 1999 from $83.8 million in 1998, as a result of the factors indicated above.

         Net Interest Expense. Net interest expense increased $31.8 million from $41.2 million in 1998 to $73.0 million in 1999 as a result of additional borrowings under the Company's revolving credit facility and additional interest payable at default rates of interest from March 31, 1999 through the September 8, 1999 bankruptcy filing date. Besides these increases, the Company did not accrue approximately $8.8 million of contractual interest subsequent to the bankruptcy filing on debt that was ultimately extinguished at the Effective Date of the Plan of Reorganization. Interest expense was partially offset by interest income of $0.9 million and $8.5 million in 1999 and 1998, respectively. Interest income in 1998 primarily reflects earnings on the proceeds of the double-hull tankers Title XI ship financing bonds that were invested pursuant to Maritime Administration (MARAD) regulations and restricted to fund the remaining construction costs of the double-hull tankers.

         Other Expenses. Other expenses increased $27.0 million, from $5.7 million in 1998 to $32.7 million in 1999. The increase was primarily the result of the loss on the sale of vessels.

         Reorganization Items. Reorganization items in 1999 represent items directly related to the Company's Chapter 11 proceeding. These expenses consist primarily of the write-down of long-term assets and goodwill to reflect the reorganization value of the Company and professional fees.

         Net Income (loss). The Company had a net loss of $(249.9) million for 1999 compared to net income of $21.7 million for 1998 as a result of the factors noted above.

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

         Cash Flows. During 2000, the Company generated $26.3 million of cash in operating activities, primarily reflecting net income adjusted by changes in working capital and normal recurring non-cash items such as depreciation. Cash provided by investing activities was approximately $2.2 million for the period, resulting primarily from the disposal of vessels and the redemption of investments from restricted MARAD accounts used for the final outfitting of the double-hull tankers. Cash used in financing activities was approximately $33.3 million, consisting primarily of principal payments under the loan agreement and capital lease obligations, offset by borrowings under the revolver.

         During 1999, the Company generated $17.5 million of cash from operations before reorganization items, primarily reflecting the net loss for the period, after elimination of reorganization expense of $433.3 million and non-cash items. Cash used in investing activities was approximately $17.9 million for the period, primarily reflecting the disposal of vessels and the redemption of restricted investments, offset by the costs of construction of and capital improvements to other vessels. Cash generated by financing activities was approximately $9.3 million, consisting primarily of payments under the existing loan agreement, offset by borrowings.

         Recent Expenditures and Future Cash Requirements. After the Company's emergence from bankruptcy in December 1999, covenants set forth in the new bank credit agreement restricted the purchase of any additional vessels or equipment over a set principal amount without prior bank permission. In June 2000, the Company had its fourth tractor tug delivered as settlement of an outstanding claim by the builder. A cash deposit of $750,000 was paid in February 2000 with the remaining balance of $4.6 million financed under a capital lease through April 2008.

         With the market upswing during the second half of 2000, the Company elected to purchase two modern 152' crewboats for a total price of $5.0 million. Deposits totaling $175,000 were made during October 2000. In December 2000, the first crewboat was delivered and the remaining balance of $2.4 million was paid at the time of delivery. The expected delivery date for the second crewboat is April 2001, along with a cash payment for the remaining balance of $2.5 million.

         The Company's current and future capital needs relate primarily to debt service and maintenance and improvements of its fleet. Excluding the five double-hull product and chemical tankers, the Company's principal obligations for 2000 were $42.4 million; cash interest obligations were $40.2 million of the $45.8 million in total interest expense, which includes amortization of bank fees and discounts on notes. Operating lease obligations were $4.4 million in 2000. Excluding the five double-hull product and chemical tankers, the Company's principal obligations for 2001 are estimated to be approximately $20.6 million; cash interest obligations will be approximately $37.8 million of the estimated $42.4 million in total interest expense, and operating lease obligations for 2001 are estimated to be $4.3 million.

         During 2000, the Company paid $3.8 million in principal and $15.7 million in interest on the five double-hull tankers. For 2001, an estimated $4.1 million of principal and $15.4 million in interest payments are due on the Title XI ship financing bonds associated with the five double-hull product and chemical tankers.

         During 2000, the Company incurred $22.8 million in capital improvements to its fleet, including drydock expenditures for 62 vessels. For 2001, these improvements are expected to aggregate $25.4 million.

         In December 2000, the Company signed an agreement to purchase the remaining 24.25% equity interest in its five 45,300 dwt double-hull product and chemical tankers. The purchase was completed in January 2001, and was funded by $0.5 million in cash and a promissory note in the amount of $10.5 million at an interest rate of 8.5%. The aggregate cost of the five carriers was approximately $280.0 million, a substantial portion of which was financed with the proceeds of U.S. government-guaranteed Title XI ship financing bonds.

         The Reorganization. The Company's reorganization plan became effective on December 15, 1999. The details of the plan are summarized in Note 3 to the Financial Statements.

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

         The Company also obtained new credit facilities from a group of financial institutions. The new facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of 12.5% senior secured notes due 2007. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Predecessor Company's bank loans and to pay administrative and other fees and expenses. The balance of the proceeds is being used for working capital and general corporate purposes.

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. The credit agreement provides for the following facilities:

                                                                                Interest Rate as of
         Facility                           Amount            Maturity             March 26, 2001
         --------                           ------            --------             --------------
     Tranche A term loan            $75 million               2004                       8.67%
     Tranche B term loan            $30 million               2005                       9.17%
     Tranche C term loan            $95 million               2006                       9.67%
     Revolving credit facility      $25 million               2004                       8.67%

         The interest rate for borrowings under the credit agreement is set from time to time at the Company's option, subject to certain conditions set forth in
the  credit   agreement,   at  either:

o the higher of the rate that the administrative agent announces from time to time as its prime lending rate (9.5% as of December 31, 2000) or 1/2 of 1.0% in excess of the overnight federal funds rate, plus a margin ranging from 2.25% to 3.25% or

o a rate based on a percentage of the administrative agent's quotation to first-class banks in the New York interbank Eurodollar market for dollar deposits (LIBOR: 6.7% as of December 31, 2000), plus a margin ranging from 3.25% to 4.25%.

         During the twelve months of 2000, the Company made the following principal payments under the term loans: Tranche A, $14.0 million, Tranche B, $4.1 million and Tranche C, $13.0 million. Interest payments on the term loans for 2000 were: Tranche A, $7.1 million, Tranche B, $3.0 million and Tranche C, $10.1 million. At December 31, 2000, $14.3 million was outstanding under the revolving credit facility, although this balance was completely paid down as of March 1, 2001. In addition to the revolver balance, there are $1.7 million in outstanding letters of credit as of March 1, 2001.

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

         Recent Developments. The senior secured notes did not receive the rating from the rating agencies required under the note indenture, to have been received by April 15, 2000. As a result, the interest rate for the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, of which notes in aggregate principal amount of $514,583, $238,786 and $239,383 were issued on June 30, 2000, September 30, 2000 and December 31, 2000, respectively. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

         In connection with the first amendment of the credit agreement, the Company paid a fee of $4.5 million to the lending banks in the form of a promissory note, accruing interest at 15.0% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one. Additionally, the Company is required to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving credit portion of the credit facility.

         The first amendment to the credit agreement, entered into during April 2000, required a cumulative $60.0 million prepayment of the term loans prior to January 1, 2001, reduced the available revolver withdraw without prior bank permission from $25.0 million to $17.5 million, and lowered the minimum quarterly EBITDA requirements through March 2001. The second amendment changed the first prepayment date from June 30, 2000 to July 17, 2000 and gave greater flexibility to the asset sale process. In August 2000, the Company entered into a third amendment to the credit agreement that reduced the January 1, 2001 prepayment obligation from $60.0 million to $40.0 million. The Company finalized its fourth amendment to the credit agreement in December 2000. This amendment eliminated the requirement of the Company to prepay $40.0 million of term loan debt by January 1, 2001 and reduced the fixed charge coverage ratio from 1.00:1.00 to 0.75:1.00 through December 31, 2001, at which time the ratio would adjust to a minimum of 1.00:1.00 thereafter. In addition, the amendment modified certain definitions with regard to the calculation of the fixed charge coverage ratio.

         The Company believes that operating cash flow and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001. As the Company's operating cash flow is dependent on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

Effects of Inflation

         The Company does not consider inflation a significant business risk in the current and foreseeable future, although the Company has experienced some cost increases, most have been offset by charter hire escalation clauses.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates which may adversely affect its results of operations and financial condition. The Company's policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. Except as set forth below, the Company manages market risk by restricting the use of derivative financial instruments to infrequent purchases of forward contracts for the purchase of fuel oil for its carrier fleet. The Company does not have any open contracts at December 31, 2000. A discussion of the Company's credit risk and the fair value of financial instruments is included in Notes 2 and 14 of the Company's consolidated financial statements.

         Exposure To Short-Term Interest Rates. Short-term variable rate debt, primarily borrowings under the credit agreement, comprised approximately $183.1 million of the Company's total debt at December 31, 2000. The Company's variable rate debt had an average interest rate of 10.42% at December 31, 2000. A hypothetical 2.0% increase in interest rates on $183.1 million of debt would cause the Company's interest expense to increase approximately $3.7 million per year, with a corresponding decrease in income before taxes.

Item 8.  Financial Statements

         The Company's Consolidated Financial Statements are listed in Item 14(a), included at the end of this Report on Form 10-K beginning on page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None







                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by Item 10 is contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4a of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required by Item 11 is contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 is contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information required by Item 13 is contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "External Affairs Committee Interlocks and Insider Participation" and "Certain Transactions," and is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules which appear on page F-1 herein.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K for the fourth quarter ended December 31, 2000.

(c) Lists of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(c) below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission's regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511 and Seven World Trade Center, Suite 1300, New York, NY 10048. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.


Exhibit
Number                                      Exhibit

2.1* Debtor's First Amended Joint Plan of Reorganization, dated November 1, 1999 and related Disclosure Statement filed with the U.S. Bankruptcy Court for the District of Delaware [incorporated by reference to Exhibits 1 and 2 to the Schedule 13D/A filed with the Commission on December 29, 1999 by Loomis Sales & Company, L.P. (Commission File No. 000-28732)].
3.1(a)* Certificate of Incorporation (incorporated by reference to the Company's
     Form 10-K for the fiscal year ended December 31, 1999).
3.1(b)* Certificate of Merger  (incorporated  by reference to the Company's Form
     10-K for the fiscal year ended December 31, 1999).
3.1(c) Certificate of Merger changing the name of the Company.
3.2* By-laws of the Company.
4.1* Form of Common Stock Certificate of the Company.
4.1(a) Form of Common Stock Certificate reflecting new name of the Company.
4.2* Form of Class A Warrant Certificate of the Company.
4.2(a) Form of Class A Warrant Certificate reflecting new name of the Company. 4.3* Indenture for the 12.5% Senior Secured Notes due 2007, dated December 15,
     1999 among Hvide Marine Incorporated as the Issuer, the Subsidiary Guarantors named therein, State Street Bank and Trust Company as the Trustee and Bankers Trust Company as the Collateral Agent [incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].
4.4* Warrant Agreement dated December 15, 1999 between Hvide Marine Incorporated and State Street Bank and Trust Company as Warrant Agent [incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].
4.5* Class A Warrant  Agreement  dated as of  December  15,  1999 by and between
     Hvide Marine Incorporated and State Street Bank and Trust Company (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999).
4.6* Amended and Restated Equity  Ownership Plan  (incorporated  by reference to the Company's definitive Proxy Statement dated May 15, 2000).
4.7* Stock Option Plan for Directors (incorporated by reference to the Company's definitive Proxy Statement dated May 15, 2000).
10.1*Credit  Agreement dated December 15, 1999 among Hvide Marine  Incorporated,
     Bankers Trust Company as Administrative Agent, Deutsche Bank Securities, Inc. as Lead Arranger and Book Manager, Meespierson Capital Corp. as Syndication Agent and Co-Arranger and the various persons from time to time parties to the Agreement as Lenders [incorporated by reference to Exhibit
     10.1 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].
10.2*Common Stock  Registration  Rights  Agreement dated December 15, 1999 among
     Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers [incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].
10.3*Registration  Rights  Agreement for the 12.5% Senior Secured Notes due 2007
     dated December 15, 1999 among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers [incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].
10.4*Registration  Rights  Agreement  by and between  Loomis,  Sayles & Company,
     L.P. and Hvide Marine Incorporated dated as of December 15, 1999 [incorporated by reference to Exhibit 4 of the Schedule 13D/A filed with the Commission on December 29, 1999 by Loomis, Sayles & Company, L.P. (Commission File No. 005-46833)].
10.5*First   Amendment   dated  as  of  April  13,  2000  among   Hvide   Marine
     Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company as Administrative Agent (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999).
10.6 Second Amendment dated June 29, 2000 among Hvide Marine Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.
10.7 Third Amendment dated August 30, 2000 among Hvide Marine Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.
10.8 Fourth Amendment dated December 22, 2000 among Hvide Marine Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.
10.9 Employment Agreement dated as of April 18, 2000 between the Company and Gerhard E. Kurz.
21*  Subsidiary List.
21(a) Revised Subsidiary List.
23.1* Consent of Ernst & Young LLP.
99.1*Order dated December 9, 1999 of the United States  Bankruptcy Court for the
     District of Delaware confirming the First Amended Joint Plan of Reorganization in In re: Hvide Marine Incorporated, et al., Case No. 99-3024 (PJW), including the Supplement to such Plan [incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].


--------------------------
*        Incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SEABULK INTERNATIONAL, INC.

                                  By: /s/ GERHARD E. KURZ
                                     ---------------------------------
                                              Gerhard E. Kurz
                                  Chief Executive Officer, President, and
                                      Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                              Title                                 Date
  /s/ JAMES J. GAFFNEY                   Chairman of the Board, and                   March 30, 2001
--------------------------------------
          James J. Gaffney               Director


  /s/ GERHARD E. KURZ                    Chief Executive Officer,                     March 30, 2001
--------------------------------------
           Gerhard E. Kurz               President, and Director


  /s/ J. STEPHEN NOUSS                   Senior Vice President and                    March 30, 2001
--------------------------------------
          J. Stephen Nouss               Chief Financial Officer


 /s/ JEAN FITZGERALD                     Director                                     March 30, 2001
--------------------------------------
           Jean Fitzgerald


  /s/ THOMAS P. MOORE, JR.               Director                                     March 30, 2001
--------------------------------------
        Thomas P. Moore, Jr.


  /s/ DONALD R. SHEPHERD                 Director                                     March 30, 2001
--------------------------------------
         Donald R. Shepherd


  /s/ PETER H. CRESSY                    Director                                     March 30, 2001
--------------------------------------
           Peter H. Cressy


 /s/ JOHN F. MCGOVERN                    Director                                     March 30, 2001
--------------------------------------
          John F. McGovern


 /s/ ROBERT KEISER                       Director                                     March 30, 2001
--------------------------------------
         Robert Keiser


                  Seabulk International, Inc. and Subsidiaries

            Index to Consolidated Financial Statements and Schedules


Report of Independent Certified Public Accountants.............................................................F-2

Consolidated Financial Statements:

Consolidated  Statements of Operations for the year ended December 31, 2000, the period from  December 16, 1999 to December  31, 1999  (Successor  Company),  the
period from January 1, 1999 to December 15, 1999 and the year ended
December 31, 1998 (Predecessor Company)........................................................................F-3

Consolidated  Statements of Cash Flows for the year ended December 31, 2000, the period from  December 16, 1999 to December  31, 1999  (Successor  Company),  the
period from January 1, 1999 to December 15, 1999 and the year ended December 31, 1998 (Predecessor Company)..................................................................F-4

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999
(Successor Company)............................................................................................F-6

Consolidated  Statements of Changes in  Stockholders'  Equity for the year ended
December  31,  2000,  the period from  December  16,  1999 to December  31, 1999
(Successor Company), the period from January 1, 1999 to December 15, 1999 and the year ended December 31, 1998 (Predecessor Company).....................................................F-7

Notes to Consolidated Financial Statements.....................................................................F-8



All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Seabulk International, Inc.

         We have audited the accompanying consolidated balance sheets of Seabulk International, Inc. (formerly known as Hvide Marine Incorporated) as of December 31, 2000 and 1999 (Successor Company), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from December 16, 1999 to December 31, 1999 (Successor Company) and for the period from January 1, 1999 to December 15, 1999 and the year ended December 31, 1998 (Predecessor Company). The Predecessor Company and the Successor Company are hereinafter referred to as the Company. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seabulk International, Inc. at December 31, 2000 and 1999 (Successor Company) and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and for the period from December 16, 1999 to December 31, 1999 (Successor Company), and for the period from January 1, 1999 to December 15, 1999 and the year ended December 31, 1998 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ Ernst & Young LLP
Miami, Florida
February 22, 2001

                   SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)

                                                                         Successor Company               Predecessor Company
                                                                                   Period from
                                                                                   December 16       Period from
                                                                     Year Ended        to            January 1 to      Year Ended
                                                                    December 31,  December 31,       December 15,     December 31,
                                                                  --------------  --------------   --------------   --------------
                                                                       2000            1999             1999             1998
                                                                  --------------  --------------   --------------   --------------
Revenue.......................................................    $      320,483  $       13,479   $      328,751   $      404,793
Operating expenses:
   Crew payroll and benefits..................................            90,370           4,155           91,374           92,483
   Charter hire and Title XI guarantee fee....................            12,802             554           15,791           19,679
   Repairs and maintenance....................................            24,522             719           26,045           19,807
   Insurance..................................................            12,645             532           12,716           12,718
   Consumables................................................            40,605           1,660           35,966           39,628
   Rent and utilities.........................................            24,282             427           30,861           29,286
                                                                  --------------  --------------   --------------   --------------
     Total operating expenses.................................           205,226           8,047          212,753          213,601
Overhead expenses:
   Salaries and benefits......................................            22,083             870           18,048           21,062
   Office.....................................................             6,113             220            6,563            5,827
   Professional fees..........................................             4,629             211           10,447            6,963
   Other......................................................             6,805             342           12,756            9,327
                                                                  --------------  --------------   --------------   --------------
     Total overhead expenses..................................            39,630           1,643           47,814           43,179
Depreciation, amortization and drydocking.....................            50,271           2,069           79,410           64,244
                                                                  --------------  --------------   --------------   --------------
Income (loss) from operations.................................            25,356           1,720          (11,226)          83,769
Other income (expense):
   Interest expense...........................................           (62,714)         (2,756)         (71,215)         (49,723)
   Interest income............................................               704              68              841            8,485
   Minority interest and equity in earnings of subsidiaries...             1,639            (408)          (2,596)          (5,848)
   Gain (loss) on disposal of assets..........................             3,863              --          (25,658)              --
   Other......................................................             7,072            (189)          (3,875)             156
                                                                  --------------  --------------   --------------   --------------
     Total other expense, net.................................           (49,436)         (3,285)        (102,503)         (46,930)
                                                                  --------------  --------------   --------------   --------------
Income (loss) before reorganization items, income taxes, and
   extraordinary item.........................................           (24,080)         (1,565)        (113,729)          36,839
Reorganization items:
   Professional fees..........................................                --              --           (8,535)              --
   Write down of goodwill and property........................                --              --         (419,998)              --
   Other, net.................................................                --              --           (4,740)              --
                                                                  --------------  --------------   --------------   --------------
     Total reorganization items...............................                --              --         (433,273)              --
                                                                  --------------  --------------   --------------   --------------
Income (loss) before income taxes and extraordinary item......           (24,080)         (1,565)        (547,002)          36,839
Provision for (benefit from) income taxes.....................             4,872              --          (32,004)          13,489
                                                                  --------------  --------------   --------------   --------------
Income (loss) before extraordinary item.......................           (28,952)         (1,565)        (514,998)          23,350
Gain (loss) on early extinguishment of debt, net of applicable
   income taxes...............................................                --              --          266,643           (1,602)
                                                                  --------------  --------------   --------------   --------------
     Net income (loss)........................................    $      (28,952) $       (1,565)  $     (248,355)  $       21,748
                                                                  ==============  ==============   ==============   ==============

Earnings per common share:
Income (loss) before extraordinary item.......................    $        (2.89) $        (0.16)  $       (33.22)  $         1.52
Gain (loss) on early extinguishment of debt...................                --              --            17.20            (0.10)
                                                                  --------------  --------------   --------------   --------------
   Net income (loss) per common share.........................    $        (2.89) $        (0.16)  $       (16.02)  $         1.42
                                                                  ==============  ==============   ==============   ==============

Earnings per common share--assuming dilution:
Income (loss) before extraordinary item.......................    $        (2.89) $        (0.16)  $       (33.22)  $         1.43
Gain (loss) on early extinguishment of debt...................                --               --           17.20            (0.08)
                                                                  --------------  ---------------  --------------   --------------
   Net income (loss) per common share.........................    $        (2.89) $        (0.16)  $       (16.02)  $         1.35
                                                                  ==============  ==============   ==============   ==============

Weighted average common shares outstanding....................            10,034          10,000           15,503           15,324
                                                                  ==============  ==============   ==============   ==============
Weighted average common and common equivalent shares
   outstanding--assuming dilution.............................             10,034          10,000           15,503           19,451
                                                                   ==============  ==============   ==============   ==============

See notes to consolidated financial statements.

                           SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)

                                                                        Successor Company            Predecessor Company
                                                                                  Period from
                                                                                  December 16     Period from
                                                                    Year Ended        to         January 1 to     Year Ended
                                                                   December 31,   December 31,   December 15,    December 31,
                                                                  -------------  -------------  -------------   -------------
                                                                       2000           1999           1999            1998
                                                                  ------------   ------------   ------------    -------------
Operating activities:
  Net income (loss)..........................................    $    (28,952)  $     (1,565)  $    (248,355)  $    21,748
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill...............................              --             --          88,052            --
         Revaluation of property and related assets..........              --             --         331,946            --
         Accrued reorganization expenses.....................          (4,494)            --           5,828            --
         Revaluation of other liabilities and assets.........              --             --           2,872            --
       Loss (gain) on early extinguishment of debt...........              --             --        (266,643)        1,602
       Depreciation and amortization of property.............          43,498          1,801          64,220        49,106
       Provision for bad debts...............................           1,021             56           6,180         1,087
       Loss (gain) on disposal of assets.....................          (3,863)            --          25,658           (26)
       Amortization of drydocking costs......................           6,773            268          11,249        11,354
       Amortization of goodwill..............................              --             --           3,940         3,784
       Amortization of discount on long-term debt
         and financing costs.................................           5,672            180           2,777         1,489
       Deferred income tax provision (benefit)...............              --             --         (32,004)       10,189
       Minority partners' equity in (earnings)
         loss of subsidiaries, net...........................          (1,639)           408          (2,596)       (1,627)
       Undistributed losses of affiliates....................              --             --              --          (395)
       Other non-cash items..................................           1,418             --            (164)          217
       Changes in operating assets and
         liabilities, net of the effects
         of acquisitions:
           Accounts receivable...............................         (13,394)         1,172          20,000       (41,110)
           Marine operating supplies.........................             994            239             232        (4,270)
           Other current and long-term assets................          19,355          1,306          (1,349)        6,432
           Accounts payable and other liabilities............            (113)        (1,304)          3,084        31,273
                                                                 ------------   ------------   -------------   -----------
             Net cash provided by operating activities.......          26,276          2,561          14,927        90,853

Investing activities:
  Purchases of property......................................         (12,047)          (597)        (57,144)     (114,521)
  Acquisitions of businesses, net of
    escrow deposits utilized of $6,349.......................              --             --              --      (373,535)
  Expenditures for drydocking................................         (14,366)        (1,424)         (5,060)      (23,935)
  Payments on vessels under construction.....................              --             --          (5,102)     (155,980)
  Purchases of restricted investments........................              --             --         (45,790)     (369,629)
  Redemption of restricted investments.......................           2,931             --          65,382       515,584
  Capital contribution to unconsolidated affiliates..........              --             --              --        (3,233)
  Proceeds from disposals of assets..........................          25,710             --          32,852            --
  Purchase of minority interest in subsidiary................              --         (1,000)             --            --
                                                                 ------------   ------------   -------------   -----------
     Net cash provided by (used in)
       investing activities..................................           2,228         (3,021)        (14,862)     (525,249)

Financing activities:
  Proceeds from revolving credit facility,
     net of repayments.......................................          14,250             --              --            --
  Proceeds from Debtor-in-Possession (DIP)
     credit facility.........................................              --             --          26,690            --
  Proceeds from long-term borrowings.........................              --             --         245,208       431,700
  Repayment of long-term borrowings..........................         (33,390)           (80)       (288,205)     (313,938)
  Proceeds from issuance of Senior notes and warrants........              --             --              --       292,500
  Proceeds from issuance of Successor Company
     senior secured notes and warrants.......................              --             --          85,500            --
  Proceeds from issuance of Title XI bonds...................              --             --           5,428       139,023
  Repayment of Title XI bonds................................          (9,282)        (1,252)         (6,643)     (137,250)
  Escrow of restricted cash..................................              --             --         (15,217)           --
  Payments of financing costs................................            (596)            --         (12,678)      (10,819)
  Proceeds from sale/lease back of vessels...................              --             --              --        32,622
  Payments of obligations under capital leases...............          (4,300)          (159)         (2,820)       (5,088)
  Proceeds from issuance of common stock.....................               1             --             253           800
  Repayment of DIP credit facility...........................              --             --         (26,690)           --
                                                                 ------------   ------------   -------------   -----------
     Net cash provided by (used in)
       financing activities..................................         (33,317)        (1,491)         10,826       429,550
                                                                 ------------   ------------   -------------   -----------
  Change in cash and cash equivalents........................          (4,813)        (1,951)         10,891        (4,846)
  Cash and cash equivalents at beginning of period...........          19,046         20,997          10,106        14,952
                                                                 ------------   ------------   -------------   -----------
  Cash and cash equivalents at end of period.................    $     14,233   $     19,046   $      20,997   $    10,106
                                                                 ============   ============   =============   ===========

Supplemental schedule of noncash investing
    and financing activities:
  Note payable issued for amendment fee to
    credit facility..........................................    $      4,500   $         --   $          --   $        --
                                                                 ============   ============   =============   ===========
  Notes payable issued for the acquisition of vessels........    $         --   $      8,586   $          --   $        --
                                                                 ============   ============   =============   ===========
  Capital lease obligations for the
    acquisition of vessels and equipment.....................    $      5,332   $         --   $          --   $    32,621
                                                                 ============   ============   =============   ===========
Supplemental disclosures:
  Interest paid, net of interest capitalized.................    $     56,219   $        739   $      57,821   $    44,972
                                                                 ============   ============   =============   ===========
  Income taxes paid, net.....................................    $      4,478   $         --   $         734   $     3,214
                                                                 ============   ============   =============   ===========
  Cash paid for professional fees in
    connection with Chapter 11 proceeding....................    $         --   $         --   $       4,575   $        --
                                                                 ============   ============   =============   ===========

  See notes to consolidated financial statements.

                         SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                             (in thousands, except par value data)

                                                                                            December 31, 2000     December 31, 1999
Assets
Current assets:
   Cash and cash equivalents............................................................     $      14,233         $      19,046
   Restricted cash......................................................................               331                15,217
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $6,398 in
       2000 and $5,799 in 1999..........................................................            53,526                47,555
     Insurance claims and other.........................................................            13,176                 9,628
   Marine operating supplies............................................................             9,638                10,632
   Prepaid expenses.....................................................................             3,055                 4,013
                                                                                             -------------         -------------
     Total current assets...............................................................            93,959               106,091

Vessels and equipment, net..............................................................           639,896               689,880
Deferred costs, net.....................................................................            38,159                29,464
Restricted investments..................................................................               865                 3,752
Other...................................................................................             2,597                 1,553
                                                                                             -------------         -------------
     Total assets.......................................................................     $     775,476         $     830,740
                                                                                             =============         =============
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.....................................................................     $      12,906         $      10,895
   Current maturities of long-term debt.................................................            33,270                17,775
   Current obligations under capital leases.............................................             3,580                 3,332
   Accrued interest.....................................................................             1,677                 3,102
   Accrued liabilities and other........................................................            33,840                37,489
                                                                                             -------------         -------------
     Total current liabilities..........................................................            85,273                72,593

Long-term debt..........................................................................           426,849               465,769
Obligations under capital leases........................................................            34,718                33,934
Senior notes............................................................................            79,108                76,709
Other liabilities.......................................................................             4,195                 5,952
                                                                                             -------------         -------------
     Total liabilities..................................................................           630,143               654,957

Commitments and contingencies

Minority interest.......................................................................             8,819                10,457

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; issued and outstanding, none........                --                    --
   Class A common stock--$.01 par value, authorized 20,000 shares; 10,117 and 10,000 ...
     shares issued and outstanding, respectively........................................               101                   100
   Additional paid-in capital...........................................................           166,930               166,791
   Accumulated deficit..................................................................           (30,517)               (1,565)
                                                                                             -------------         -------------
   Total stockholders' equity...........................................................           136,514               165,326
                                                                                             -------------         -------------
     Total liabilities and stockholders' equity.........................................     $     775,476         $     830,740
                                                                                             =============         =============

See notes to consolidated financial statements.

                      SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (in thousands)

                                                  Class A                 Class B                        Retained
                                               Common Stock            Common Stock         Additional   Earnings
                                           ---------------------  --------------------       Paid-In    (Accumulated
                                            Shares      Amount      Shares      Amount       Capital       Deficit)         Total
                                           ----------  ---------  ---------  ----------    -----------  ------------   -----------
PREDECESSOR COMPANY
Balance at December 31, 1997.............     12,382  $       12       2,906  $        3  $  195,522    $   29,450      $  224,987
Conversion of common stock...............        360           1        (359)         (1)         --            --              --
Common stock issued upon exercise
   of stock options......................          1          --          --          --           1            --               1
Common stock issued pursuant to
   employee stock purchase plan..........        112          --          --          --         889            --             889
Common stock issued to directors.........         18          --          --          --         216            --             216
Stock compensation pursuant to
   key employee stock plan...............         --          --          --          --         194            --             194
Net income...............................         --          --          --          --          --        21,748          21,748
                                          ----------  ----------  ----------  ----------  ----------    ----------      ----------
Balance at December 31, 1998.............     12,873          13       2,547           2     196,822        51,198         248,035
Common stock issued pursuant to
  employee stock purchase plan...........         79          --          --          --         253            --             253
Stock compensation pursuant to
  key employee stock plan................         --          --          --          --         104            --             104
Common stock issued to directors.........         55          --          --          --         130            --             130
Other....................................         --          --          --          --        (167)           --            (167)
Conversion of common stock...............      2,020           2      (2,020)         (2)         --            --              --
Cancellation of Predecessor Company
  common stock and elimination of
  existing stockholders' equity
  upon emergence from bankruptcy.........    (15,027)        (15)       (527)         --    (197,142)      197,157              --
Issuance of Successor Company
  common stock...........................     10,000         100          --          --     154,881            --         154,981
Warrants issued in connection
  with exit financing....................         --          --          --          --      11,910            --          11,910
    Net loss.............................         --          --          --          --          --      (248,355)       (248,355)
                                          ----------  ----------  ----------  ----------  ----------    ----------      ----------

SUCCESSOR COMPANY
Balance at December 15, 1999.............     10,000         100          --          --     166,791            --         166,891
Net loss.................................         --          --          --          --          --        (1,565)         (1,565)
                                          ----------  ----------  ----------  ----------  ----------    ----------      ----------
Balance at December 31, 1999.............     10,000         100          --          --     166,791        (1,565)        165,326
Common stock issued to employees.........         28          --          --          --         177            --             177
Common stock issued upon
  exercise of warrants...................         89           1          --          --          --            --               1
Translation adjustment...................         --          --          --          --         (38)           --             (38)
  Net loss...............................         --          --          --          --          --       (28,952)        (28,952)
                                          ----------  ----------  ----------  ----------  ----------    ----------      ----------
Balance at December 31, 2000.............     10,117  $      101          --  $       --  $  166,930    $  (30,517)     $  136,514
                                          ==========  ==========  ==========  ==========  ==========    ==========      ==========

See notes to consolidated financial statements.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Basis of Presentation

         On March 12, 2001, Hvide Marine Incorporated (the "Issuer") filed a "Certificate of Ownership and Merger" with the Secretary of State of the State of Delaware that merged the Issuer's newly organized, wholly-owned subsidiary Seabulk International, Inc. into the Issuer. This Certificate of Ownership and Merger provided that from and after the effective date of the merger, the name of the merged companies would be Seabulk International, Inc. The merger and name change became effective on March 19, 2001, and the Issuer's common stock began trading on the Nasdaq National Market under its new symbol "SBLK" on March 21, 2001. The Company's Class A Warrants began trading on the OTC Bulletin Board under their new symbol "SBLKW" on March 21, 2001.

         Seabulk International, Inc. and subsidiaries (collectively, the "Company") is a provider of marine support and transportation services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf, offshore West Africa, and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

         The Company derives substantial revenue from international operations, primarily under U.S. dollar-denominated contracts with major international oil companies. Risks associated with operating in international markets include vessel seizure, foreign exchange restrictions, foreign taxation, political instability, nationalization, and civil disturbances, and other risks that may limit or disrupt markets.

         The accompanying consolidated financial statements include the accounts of Seabulk International, Inc. and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         The Predecessor Company and substantially all of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on September 8, 1999 (the "Petition Date"). The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan") on December 9, 1999, and the Plan became effective on December 15, 1999 (the "Effective Date"). The Company emerged from bankruptcy on December 15, 1999; See Note 3 for additional information.

         The consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants
Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. As discussed further in Note 3, the assets and liabilities of the Company were restated as of December 15, 1999 in accordance with SOP 90-7, and therefore the results of operations and cash flows for periods prior to December 15, 1999 (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy for the periods subsequent to December 15, 1999 (the "Successor Company").

         The first amendment to the credit agreement, entered into during April 2000, required a $60.0 million prepayment of the term loans prior to January 1, 2001, reduced the available revolving line of credit without prior bank permission from $25.0 million to $17.5 million, and lowered the minimum quarterly EBITDA requirements through March 2001. The second amendment changed the first payment requirement date from June 30, 2000 to July 17, 2000. In August 2000, the Company entered into a third amendment to the credit agreement that reduced the January 1, 2001 prepayment obligation from $60.0 million to $40.0 million. The Company finalized the fourth amendment to the credit agreement in December 2000. This amendment eliminated the requirement of the Company to prepay $40.0 million of term loan debt by January 1, 2001 and reduced the fixed charge coverage ratio from 1.00:1.00 to 0.75:1.00 through December 31, 2001, at which time the ratio would adjust to a minimum of 1.00:1.00 thereafter. In addition, the amendment modified certain definitions with regard to the calculation of the fixed charge coverage ratio.

         In June 1998, the Company paid $18.5 million to increase its equity interest in five double-hull tankers from 0.8% to 50.8%. Three of these carriers were delivered in the fourth quarter of 1998, and two others were delivered during 1999. The Successor Company increased its ownership in the double-hull tankers at December 30, 1999 from 50.8% to 75.8%. On January 15, 2001, the Company purchased the remaining 24.2% equity interest for approximately $11.0 million (See Note 16). The double-hull tankers were not a party to the Chapter 11 proceeding.

2.       Summary of Significant Accounting Policies

         Revenues. Revenues from time charters are earned and recognized on a daily basis. Time charter rates are adjusted periodically based on changes in specified price indices and market conditions. Revenues on voyage contracts are recognized based upon the percentage of voyage completion.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The credit risk associated with cash and cash equivalents is considered low due to the credit quality of the financial institutions.

         Restricted Cash. At December 31, 2000, restricted cash consists of fully funded letters of credit. At December 31, 1999, restricted cash primarily represented proceeds from the exit financing deposited into escrow to fund certain of the Company's contractual interest payments in 2000.

         Accounts Receivable. Substantially all of the Company's accounts receivable are due from entities that operate in the oilfield industry. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. Credit losses are provided for in the consolidated financial statements and have been within management's expectations. No significant customer or group of customers within a certain geographical region represents a significant concentration of credit risks. During the years ended December 31, 2000, 1999, and 1998, the Company wrote off accounts receivable of approximately $0.6 million, $2.6 million, and $0.2 million, respectively.

         Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident. The credit risk associated with insurance claims receivable is considered low due to the credit quality and funded status of the insurance clubs in which the Company participates.

         Marine Operating Supplies. Such amounts consist of vessel spare parts, fuel, and supplies that are recorded at cost and charged to vessel expenses as consumed.

         Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets carrying amounts. If the carrying value of the assets will not be recoverable, as determined based on the estimated undiscounted cash flows, the carrying value of the assets are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company has not recorded any impairment losses.

         Vessels and Equipment. Vessels and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

         Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives. Included in vessels and equipment at December 31, 2000 and 1999 are vessels under capital leases of approximately $44.4 million and $36.1 million, net of accumulated amortization of approximately $1.6 million and $0.1 million, respectively.

         During 2000, the Company increased capital expenditures on formerly laid-up vessels in response to an increase in market demand and sold certain other non-operating vessels to meet debt payment requirements. Through this process, the Company determined that the useful lives previously assigned to certain offshore vessels were in excess of the expected remaining service life because of changes in customer demands and deterioration of the vessels while in laid-up status. Based on this information, the Company performed a vessel-by-vessel analysis to evaluate the remaining useful lives of its offshore fleet. The analysis was completed in the fourth quarter of 2000 and the average remaining useful life of the Company's offshore supply and crewboat fleet decreased from approximately 16 years to 9 years. Management believes these changes more accurately reflect the remaining economic lives of these vessels. As a result of the change in estimated remaining useful lives, depreciation in 2000 increased $0.9 million. On a pro forma basis, depreciation expense in 2001 will increase by $5.4 million.

         Listed below are the estimated remaining useful lives of vessels and equipment at December 31, 2000:

                                                                    Remaining
                                                                   Useful Lives
                                                              -----------------
                                                                    (in years)
               Supply boats                                              5-26
               Crewboats                                                 2-22
               Anchor handling tug/supply vessels                        3-15
               Other                                                     1-12
               Tankers(1)                                                6-28
               Tugboats and barges                                       4-39
               Furniture and equipment                                   3-10
                --------------------------
               (1) Range in years is determined by the Oil Pollution Act of 1990 and other factors.

         Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Substantially all of the Company's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards. Deferred financing costs are amortized over the term of the related borrowings using the interest method. At December 31, 2000 and 1999, deferred costs include unamortized drydocking costs of approximately $14.8 million and $7.2 million, respectively, and net deferred financing costs of $23.4 million and $22.3 million, respectively.

         Restricted Investments. Pursuant to the Title XI Bond Financing Agreements for the Company's five double-hull petroleum product tankers, the Company is required to deposit all proceeds from the bond issuance into an escrow account (restricted investments) with MARAD. Funds from the escrow account are disbursed for qualifying expenses related to the construction of the vessels after documentation is received and approved by MARAD.

         Restricted investments primarily consists of U.S. Treasury bills and notes stated at their amortized cost as they are expected to be held to maturity. The maturity date of such investments range from March 2001 to August 2001. The average interest rates on these investments in 2000 and 1999 were consistent with short-term U.S. Treasury note rates during such periods. Interest earned on the investments is not restricted and may be used for general working capital purposes for the double-hull tankers.

         Accrued   Liabilities.   Accrued   liabilities   included   in  current
liabilities consist of the following at December 31 (in thousands):

                                                                                   2000             1999
                                                                              --------------   --------------
       Payroll and benefits.............................................     $         7,492  $         6,134
       Professional services............................................               1,231            1,098
       Reorganization items.............................................                  --            4,437
       Voyage operating expenses........................................               8,099            7,218
       Litigation, claims and settlements...............................               2,672            8,146
       Foreign taxes....................................................               9,408            4,890
       Deferred voyage revenues.........................................               3,466            2,587
       Other............................................................               1,472            2,979
                                                                             ---------------  ---------------
         Total..........................................................     $        33,840  $        37,489
                                                                             ===============  ===============


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

         Income Taxes. The Company files a consolidated tax return with substantially all corporate subsidiaries; the other subsidiaries file separate income tax returns. Each partnership files a separate tax return. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         Reorganization Items. In accordance with SOP 90-7, costs incurred directly related to the bankruptcy proceeding are classified as Reorganization Items in the accompanying statement of operations for the period from January 1, 1999 to December 15, 1999.

         Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates.

         Comprehensive Income (loss). SFAS No. 130 establishes standards for reporting and the display of comprehensive income, which is defined as the change in equity arising from non-owner sources. Comprehensive income (loss) is not significantly different from net income (loss) for all periods presented.

         Recent Pronouncements. In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133. The Statement defers the effective date of SFAS 133 to fiscal 2001. The Company does not have any derivative financial instruments and does not believe that adoption of the Statement will have a material impact in the Company's financial statements.

         Reclassifications. Certain amounts from prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation.

3.       Joint Plan of Reorganization and Fresh Start Reporting

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

         On the Effective Date, the Predecessor Company's Senior Notes and Preferred Securities were converted into 9.8 million and 0.2 million shares of the Successor Company's common stock, respectively. As a result of the transactions which occurred on the Effective Date, indebtedness of approximately $266.6 million was discharged and is reflected as a gain on the early extinguishment of debt in the accompanying consolidated statements of operations for the 1999 Predecessor Company. This gain was not recognized for tax purposes to the extent the Company was insolvent at the date of discharge. However, the Company's net operating loss carry forwards, alternative minimum tax credits and tax basis in fixed assets at the Effective Date were reduced by the amount of the gain.

         On the Effective Date, the Company raised an aggregate of approximately $295.0 million through the issuance of term loans and 12.5% Senior Notes (the "Senior Notes") with detachable common stock purchase warrants, resulting in approximately $263.0 million of net proceeds to the Company after deducting related offering costs and discount on the Senior Notes (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities, the Predecessor Company's Credit Facility and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's bankruptcy proceeding.

         Upon emergence from Chapter 11 Bankruptcy Protection as of the Effective Date, the Company adopted Fresh Start Reporting pursuant to the provisions of SOP 90-7. In accordance with SOP 90-7, assets of the entities in Chapter 11 proceeding have been restated as of the Effective Date to reflect the reorganization value of the Company, and liabilities have been recorded at the present value of the future amounts expected to be paid. In addition, the accumulated deficit of the Company through the Effective Date has been eliminated, and the debt and capital structure of the Predecessor Company reflects the application of the provisions of the Plan. Thus, the balance sheet as of December 31, 1999 reflects reporting of the Successor Company and is not comparable to the balance sheets of the Predecessor Company. Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company reflect operations prior to the Effective Date and the effect of adopting Fresh Start Reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

         The reorganization value of the Company of approximately $587.6 million (excluding the double-hull tankers which were not part of the Chapter 11 proceeding) was determined by the Company with the assistance of financial advisors. These advisors (1) reviewed certain historical financial information of the Company; (2) reviewed certain internal operating reports, including management-prepared financial projections and analyses; (3) discussed historical and projected financial performance with senior management and industry experts;
(4) reviewed industry trends and operating statistics and analyzed the effects of certain economic factors on the industry; (5) analyzed the capital structures, financial performance and market valuations of the Company's competitors, and (6) prepared such other analyses as they deemed necessary to their valuation determination. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate, the advisors, using a rate of approximately 14.0%, discounted the Company's five year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five year period. In addition to relying on management's projections, the valuation analysis included a number of assumptions including, but not limited to, a successful and timely reorganization of the Company's capital structure and the continuation of current market conditions through the forecast period.

         The difference between the Company's reorganization value and the historical carrying value of the Company's net assets resulted in the recording of reorganization items of approximately $420.0 million for the period ended December 15, 1999, which consisted of a write down of goodwill and property.

         The effects of the Plan, Exit Financing, and fresh start adjustments on the Company's condensed consolidated balance sheet at the Effective Date are as follows (in thousands):

                                                        Pre-          Discharge                                    Reorganized
                                                      Emergence          of            Exit       Fresh Start        Balance
                                                    Balance Sheet     Debt (1)      Financing(2) Adjustments(3)       Sheet
                                                  ---------------  -------------   ------------  -------------    -------------
                           Assets
Current assets:
   Cash and cash equivalents...................    $     13,229    $        --     $      7,768   $         --    $     20,997
   Restricted cash.............................             190              --          15,027             --          15,217
   Accounts receivable, net....................          55,557              --              --             --          55,557
   Marine operating supplies...................          13,525              --              --         (2,654)         10,871
   Prepaid expenses............................           5,832              --             125             --           5,957
                                                   ------------    ------------    ------------   ------------    ------------
     Total current assets......................          88,333              --          22,920         (2,654)        108,599
   Vessels and equipment, net..................       1,017,600              --              --       (325,555)        692,045
   Deferred costs, net.........................          32,309         (10,399)         11,194         (4,679)         28,425
   Restricted investments......................           3,752              --              --             --           3,752
   Goodwill, net...............................          88,052              --              --        (88,052)             --
   Other.......................................           3,996              --              --           (220)          3,776
                                                   ------------    ------------    ------------   ------------    ------------
                                                   $  1,234,042    $    (10,399)   $     34,114   $   (421,160)   $    836,597
                                                   ============    ============    ============   ============    ============

        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable............................    $     10,998    $         --    $         --   $         --    $     10,998
   Current maturities of long-term debt........          30,041              --         (13,269)            --          16,772
   Current obligations under capital leases....           3,326              --              --             --           3,326
   Accrued interest............................          21,073         (19,337)           (322)            --           1,414
   Accrued liabilities and other...............          40,625              --            (145)            --          40,480
                                                   ------------    ------------    ------------   ------------    ------------
     Total current liabilities.................         106,063         (19,337)        (13,736)            --          72,990

Long-term debt.................................         497,909              --         (38,390)            --         459,519
Obligations under capital leases...............          34,098              --              --             --          34,098
Senior notes...................................         300,000        (300,000)         76,644             --          76,644
Other..........................................           3,743              --              --          2,109           5,852

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely debentures issued by the
   Predecessor Company.........................         115,000        (115,000)             --             --              --
Minority interest..............................          20,603              --              --             --          20,603

Stockholders' equity:
   (Predecessor Company)
       Class A common stock....................              13              --              --            (13)             --
     Class B common stock......................               2              --              --             (2)             --
   (Successor Company)
     Class A common stock......................              --             100              --             --             100

Additional paid-in capital.....................         197,142         154,881          11,910       (197,142)        166,791
Retained earnings (accumulated deficit)........         (40,531)        268,957          (2,314)      (226,112)             --
                                                   ------------    ------------    ------------   ------------    ------------
     Total stockholders' equity................         156,626         423,938           9,596       (423,269)        166,891
                                                   ------------    ------------    ------------   ------------    ------------
                                                   $  1,234,042    $    (10,399)   $     34,114   $   (421,160)   $    836,597
                                                   ============    ============    ============   ============    ============

(1)  To record the discharge of prepetition obligations pursuant to the Plan.
(2) To record the repayment of the debtor-in-possession credit facility and the issuance of the Exit Financing and related issuance costs.
(3) To record the assets and liabilities pursuant to fresh start reporting and to eliminate the Predecessor Company historical equity accounts.

4.       Debt

         The Company's five double-hull product and chemical tankers are financed through Title XI Government Guaranteed Ship Financing Bonds. There is a total of seven bonds with interest rates ranging from 6.50% to 7.54% that require principal amortization through June 2024. The aggregate outstanding principal balance of the bonds was $224.2 million at December 31, 2000. Principal payments during 2000 were $3.8 million and interest payments were $15.7 million.

         Covenants under the Title XI Bond agreements contain financial tests which, if not met, among other things (1) restrict the withdrawal of capital;
(2) restrict certain payments, including dividends, increases in employee compensation and payments of other indebtedness; (3) limit the incurrence of additional indebtedness; and (4) prohibit the Company from making certain investments or acquiring additional fixed assets. Vessels with a net book value of $243.0 million, and all contract rights thereof, have been secured as collateral in consideration of the United States Government guarantee of the Title XI Bonds.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI Bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required.

         As of December 2000, other Title XI debt of approximately $25.8 million was collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 2021. Under the terms of the Other Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants. During 2000, $5.5 million in principal and $2.4 million in interest was repaid on this debt.

         In December 1999, the Company issued a promissory note of approximately $8.6 million to increase its equity interest in its double-hull product and chemical carriers from 50.8% to 75.75%. The note bears interest at 8.5%. Semi-annual interest and principal payments are due through December 2003. In December 2000, the Company signed an agreement to purchase the remaining 24.25% equity interest. The purchase was completed in January 2001, and was funded by $0.5 million in cash and a note payable in the amount of $10.5 million at an interest rate of 8.5%. Quarterly principal and interest payments are due through January 2006.

         In December 1999, the Company entered into a Credit Facility ("the Credit Facility"), consisting of $200.0 million of term loans and a $25.0 million revolving line of credit, and issued Senior Notes (see below). The term loans consist of three facilities of $75.0 million, $30.0 million, and $95.0 million maturing over 5, 6, and 7 years, respectively. The revolving line of credit is subject to a commitment fee of 0.5% on the unused portion. The revolving line of credit matures on December 15, 2004. The $75.0 million term loan and the revolving line of credit accrue interest at the Base Rate, as defined, of 6.65% plus 3.25% (9.90% at December 31, 2000). The $30.0 million and $95.0 million term loans accrue interest at the Base Rate plus 3.75% (10.40% at December 31, 2000) and Base Rate plus 4.25% (10.90% at December 31, 2000), respectively.

         At December 31, 2000, the Company had letters of credit outstanding in the amount of approximately $1.7 million, which expire on various dates through December 2002. This amount is collateralized against the maximum amount available under the revolving line of credit. The amount available to the Company under the revolving line of credit, without prior approval of the bank group, was decreased from $25.0 million to $17.5 million as part of the first amendment to the credit agreement.

         Covenants under the Credit Facility, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) limit the Company from making certain investments; (v) limit sales of assets; (vi) require maintenance of certain appraised market collateral values; (vii) limit transactions with affiliates and changes in business; and (viii) limit mergers and consolidations.

         The Company was not in compliance at March 31, 2000 with certain covenants contained in its Credit Facility. An amendment to the credit agreement was executed in April 2000 which required the Company to prepay an aggregate of $60.0 million in principal under the term loans by the end of 2000. The Company paid a fee of $4.5 million to the lending banks in connection with the amendment in the form of a promissory note, accruing interest at 15.0% compounded quarterly, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less then four to one. The $4.5 million loan fee was capitalized to deferred financing costs and is being amortized over the remaining term of the Credit Facility using the interest method. Subsequent amendments throughout the year reduced the prepayment requirements and then abolished them all together. At December 31, 2000, the Company was in compliance with the covenants contained in its Credit Facility.

         Long-term debt consists of the following at December 31 (in thousands):

                                                                                    2000             1999
                                                                               ---------------  ---------------
     Revolving line of credit.............................................     $        14,250  $            --
     Term loan............................................................             168,861          200,000
     Title XI debt........................................................             249,928          259,206
     Notes payable........................................................              27,080           24,338
                                                                               ---------------  ---------------
                                                                                       460,119          483,544
     Less:  Current maturities............................................              33,270           17,775
                                                                               ---------------  ---------------
                                                                               $       426,849  $       465,769
                                                                               ===============  ===============

Senior Notes

         In December 1999, the Company issued $95.0 million face amount of 12.5% senior secured lien notes, Series A (the "Senior Notes") with 536,193 detachable common stock purchase warrants and an original issue discount of $9.5 million. As determined by the Company's management, the fair value of the warrants was estimated to be approximately $8.9 million and was recorded as an additional discount on the Senior Notes. The Senior Notes were recorded at approximately $76.6 million, net of discounts and offering costs of approximately $18.4 million. The discount is being amortized through the maturity date using the effective interest method (amortization of $1.4 million in 2000). Interest on the Senior Notes is payable quarterly in arrears.

         Of the proceeds, approximately $69.8 million was used to repay a portion of the Predecessor Company's indebtedness and approximately $15.2 million was used to establish an interest escrow account to fund interest payments through December 2000.

         The Senior Notes mature in June 2007 and are redeemable, in whole or in part, at the Company's option at the redemption amount, as defined, plus accrued and unpaid interest. In addition, upon a change in control, as defined, the Company must redeem the Senior Notes at 101.0% of the stated principal amount, plus accrued and unpaid interest.

         In April 2000, the Company had not yet received a necessary rating from the rating agencies required under the indenture, thus the interest rate was increased from 12.5% to 13.5%. The incremental interest is to be paid by the issuance of $514,583, $238,786, and $239,383 of additional Senior Notes on June 30, September 30, and December 31, 2000, respectively. The Company is currently seeking the appropriate ratings, which would return the interest rate to 12.5%.

         In August 2000, the Company consummated an exchange offer pursuant to which the holders of the Senior Notes had the right to exchange them for Series B Senior Notes that are registered under the Securities Act in like principal amount and with identical terms.

         The Senior Notes are secured by substantially all the assets of the Company (See Note 17). Covenants require the Company to meet certain financial tests and, among other things, (1) limit the incurrence of additional indebtedness; (2) limit the creation or incurrence of certain liens; (3) restrict certain payments and investments; and (4) restrict certain asset sales and affiliate transactions.

         The aggregate annual future payments due on the Debt and Senior Notes as of December 31, 2000 are as follows (in thousands):

      2001...............................................    $        33,270
      2002...............................................             27,942
      2003...............................................             32,915
      2004...............................................             34,388
      2005...............................................             35,034
      Thereafter.........................................            392,563
                                                             ---------------
                                                                     556,112
      Less discount on Senior Notes......................             16,885
                                                             ---------------
                                                             $       539,227
                                                             ===============

5.       Capital Leases

         The Company operates certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments as of December 31, 2000 (in thousands):

      2001..................................................... $         6,117
      2002.....................................................           5,269
      2003.....................................................           5,128
      2004.....................................................           4,897
      2005.....................................................           4,876
      Thereafter...............................................          27,551
                                                                ---------------
      Total minimum lease payments.............................          53,838
      Less amount representing interest........................          15,540
                                                                ---------------
      Present value of minimum lease payments (including
           current portion of $3,580).......................... $        38,298
                                                                ===============
6.       Commitments and Contingencies

Commitments

         The Company leases its office facilities and certain vessels under operating lease agreements which expire at various dates through 2013. Rent expense was approximately $4.4 million, $5.6 million and $5.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

      2001...............................     $             4,254
      2002...............................                   3,224
      2003...............................                   2,180
      2004...............................                   2,109
      2005...............................                   1,996
      Thereafter.........................                   6,364
                                              -------------------
                                              $            20,127
                                              ===================

Contingencies

         Under United States law, "United States persons" are prohibited from performing contracts in support of an industrial, commercial, public utility or governmental project in the Republic of Sudan, or facilitating such activities. During several months in 1999, three vessels owned by subsidiaries of the Company performed services for third parties in support of energy exploration activities in Sudan; one of these vessels performed such services until January 31, 2000. The Company has filed a report of these activities with the Office of Foreign Assets Control of the United States Department of the Treasury. The Company had also reported these activities to the Bureau of Export Administration of the U.S. Department of Commerce. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil and/or criminal penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties.

         In J. Erik Hvide and Betsy Hvide v. Hvide Marine Incorporated, No. 5640-02, a civil action filed in March 2000 in the Circuit Court of Broward County, Florida, the Company's former chief executive officer and his wife alleged that the Company had breached an agreement to provide Mr. Hvide with severance benefits valued at approximately $1.0 million. In addition, Mr. and Mrs. Hvide alleged that the Company's conduct, constituted an intentional course of conduct calculated to cause them emotional and public humiliation for which they sought unspecified punitive damages. In January 2001, the Company and Mr. and Mrs. Hvide settled the lawsuit, which did not have a material impact on the Company's financial condition or results of operations.

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

         At December 31, 2000, approximately 16.0% of the Company's employees were members of national maritime labor unions, or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company's operating results.

7.       Vessels and Equipment

         Vessels and equipment are summarized below (in thousands):

                                                                          Year ended December 31,
                                                                       2000                    1999
                                                              ---------------------   --------------------
     Vessels and improvements............................     $            691,006    $            700,324
     Furniture and equipment.............................                   12,516                  11,643
                                                              --------------------    --------------------
                                                                           703,522                 711,967
     Less accumulated depreciation and amortization......                   63,626                  22,087
                                                              --------------------    --------------------
     Vessels and equipment, net..........................     $            639,896    $            689,880
                                                              ====================    ====================

         In 2000, the Company acquired two vessels; one under a cash purchase agreement and the other under a capital lease agreement, for total consideration of approximately $7.6 million. The Company is also under contract to purchase an additional vessel for approximately $2.5 million.

         In 2000, the Company sold 39 vessels, and scrapped one tanker pursuant to its OPA 90 mandated retirement date, for proceeds of approximately $25.7 million. The proceeds were used primarily to repay a portion of the Company's term loans.

         In 1999, the Predecessor Company sold ten vessels for net cash proceeds of approximately $32.9 million. The proceeds were primarily used to repay amounts outstanding under the Predecessor Company's Credit Facility. For 1999, loss on disposal of assets includes loss on vessels sold and the forfeiture of deposits and progress payments on, and settlement of, canceled shipbuilding contracts.

         During 1999 and 1998, the Company capitalized approximately $1.9 million and $5.4 million, respectively, in interest related to the construction of vessels. There was no interest capitalized during 2000.

8.       Stock Option Plans

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

         The Stock Option Plan for Directors provided for the issuance of a maximum of 70,000 shares of the Predecessor Company's Class A common stock to directors of the Predecessor Company. The exercise price for all options was equal to the fair market value of the underlying common stock at the date of grant, and the term of the options was 10 years.

          On the Effective Date, all rights and awards granted under the EOP and Stock Option Plan for Directors were canceled. The holders of options to purchase common stock issuable under these plans received a pro rata share of the 125,000 Class A warrants issued by the Successor Company (See Note 11).

         On the Effective Date, the Successor Company adopted a new stock option plan, which provides certain key employees of the Successor Company the right to acquire shares of common stock. Pursuant to the plan, 500,000 shares of the Successor Company's common stock are reserved for issuance to the participants in the form of nonqualified stock options. Options may be granted at an exercise price not less than 100.0% of the fair market value of the underlying common stock on the date of grant. The options expire no later than 10 years from the date of the grant.

         Pursuant to the Successor plan, options to purchase 200,000 shares of the Successor Company's common stock were granted to certain senior employees on the Effective Date. One-half of these options vested automatically on the Effective Date, and the remaining options vested 91 days thereafter. On March 13, 2000, the Compensation Committee approved the exercise price of these options at $12.47 per share.

         On June 15, 2000, the Company adopted the Amended and Restated Equity Ownership Plan (the "Plan"). The Plan amends and restates in its entirety the Hvide Marine Incorporated Stock Option Plan, which was adopted in December 1999 (the "1999 Plan"). Pursuant to the Plan, 800,000 shares of the Company's stock are reserved for issuance to participants in the form of nonqualified stock options. The vesting and certain other terms of the stock options granted under the Plan will be determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Plan requires that the option price may not be less than 100% of the fair market value on the date of grant. The options expire no later than 10 years from the date of grant. Options granted under this Plan totaled 415,000 at December 31, 2000.

         On June 15, 2000, the Company also adopted the Stock Option Plan for Directors (the "Directors Plan"). Pursuant to the Directors Plan, an aggregate of 175,000 shares of common stock are authorized and reserved for issuance, subject to adjustments to reflect stock dividends, recapitalizations, reorganizations, and other changes in the capital structure of the Company. Eligible directors as of the effective date of the Plan were granted options to purchase 10,000 shares of common stock on the first option date, and the Chairman of the Board received 20,000 options, for a total granted of 80,000. Eligible directors will receive 4,000 and the Chairman will receive 8,000 options to purchase shares of common stock annually, effective as of the Annual Meeting of Shareholders of the Company commencing May 17, 2001. Under the Plan, the option price for each option granted is required to be 100% of the fair market value of common stock on the date of grant.

         The following table of data is presented in connection with the stock option plans:

                                             Successor Company                              Predecessor Company
                                                           Period from              Period from
                                     Year Ended            December 16,              January 1               Year Ended
                                    December 31,          to December 31,          to December 15,          December 31,
                                        2000                   1999                     1999                    1998
                               ---------------------  ---------------------    ---------------------   ---------------------
                                           Weighted                Weighted                 Weighted              Weighted
                                  Number   average        Number   average         Number   average      Number    average
                                   of      exercise       of       exercise        of       exercise       of      exercise
                                 options     price      options      price       options      price      options     price
                               ---------- ----------  ----------  ----------   ----------  ----------  ---------- ----------
Options outstanding at
  beginning of period........     200,000 $   12.47           --  $      --       987,675  $   12.60      894,025 $    14.83

  Granted....................     495,000      7.16      200,000       12.47      379,441       6.06      221,350      13.61

  Exercised..................          --        --           --         --            --          --        (100)     12.00
  Canceled...................     (91,000)    11.33           --         --    (1,367,116)     10.78     (127,600)     29.35
                               ---------- ---------   ----------  ---------    ----------  ---------   ---------- ----------
Options outstanding
  at end of period...........     604,000 $    8.27      200,000  $    12.47           --  $       --     987,675 $    12.60
                               ========== =========   ==========  ==========   ==========  ==========  ========== ==========


Options exercisable
  at end of period...........    207,000     12.11      100,000         --            --          --     228,325      12.73
Options available for
  future grants at end of
  period.....................     371,000        --     300,000         --            --          --     891,700        --


Exercise prices for options outstanding as of December 31, 2000 range from $6.25 to $12.47.

         The weighted average fair value of options granted under the Successor Company's stock option plans during 2000 were $6.65. The weighted average fair value of options granted under the Predecessor Company's stock option plans during the period from January 1, 1999 through December 15, 1999 and for 1998 were $5.72 and $7.98, respectively. These values are based on the Black-Scholes option valuation model. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net income (loss) would have decreased to the pro forma amounts presented below for 2000, the period from January 1, 1999 to December 15, 1999 and 1998 (in thousands, except per share amounts):


                                                                              January 1 to
                                                                2000        December 15, 1999          1998
                                                           ------------     ---------------------  ------------
    Net income (loss):
    As reported........................................   $     (28,952)   $          (248,355)    $     21,748
    Pro forma..........................................         (31,823)              (250,863)          20,261

    Earnings (loss) per share--assuming dilution:
    As reported........................................           (2.89)                (16.02)            1.35
    Pro forma..........................................           (3.17)                (16.18)            1.27









         The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 2000, the period from January 1, 1999 to December 15, 1999, and 1998:

                                                                         January 1 to
                                                         2000          December 15, 1999         1998
                                                     ------------   --------------------    ------------
    Dividend yield..............................             0.0%                   0.0%           0.0%
    Expected volatility factor..................           1.21                   1.39           0.68
    Approximate risk-free interest rate.........             5.0%                   6.5%           4.5%
    Expected life (in years)....................             10                      6              6

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

9.       Employee Benefit and Stock Plans

         The  Company   sponsors  a  retirement  plan  and  trust  (the  "Plan")
established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. For 2000, 1999, and 1998 the Company contributed approximately $2.0 million, $1.9 million and $2.7 million, respectively, to the Plan.

         The 1996 Stock Purchase Plan (the "1996 Plan") provided for the sale of a maximum of 500,000 shares of the Predecessor Company's Class A common stock to employees of the Company at a price equal to 85.0% of the market value of the Predecessor Company's common stock at the beginning or end of each purchase period, whichever was lower. Participants under the 1996 Plan received 79,678 and 112,319 shares of Predecessor Company's common stock in 1999 and 1998, respectively.

         The Key Employee Stock Compensation Plan provided for the issuance of a maximum of 65,000 shares of the Predecessor Company's Class A common stock to key employees. Key employees could elect to receive up to 50.0% of their annual incentive compensation denominated in shares of the Predecessor Company's common stock at the fair value of the shares at the date of issuance. No shares of common stock were issued under the Key Employee Stock Compensation Plan.

         The Board of Directors Stock Compensation Plan was approved in 1997 and provided for the issuance of a maximum of 30,000 shares of the Predecessor Company's common stock to non-employee directors. Each eligible director could elect to convert all or a portion of their fees for attendance at Board and committee meetings into shares of the Predecessor Company's common stock at a 20.0% discount from the fair value of the shares at the date of issuance. Shares issued pursuant to the plan were 14,374 and 55,048 in 1998 and 1999, respectively.

         On the Effective Date, all rights and awards granted under the 1996 Stock Purchase Plan, the Key Employee Stock Compensation Plan and the Board of Directors Stock Compensation Plan were canceled. The holders of common stock issuable under these plans received a pro rata share of 125,000 Class A warrants issued by the Successor Company (See Note 11).

10.      Income Taxes

         The United States and foreign components of income (loss) before income taxes and extraordinary item are as follows (in thousands):


                                                        Successor Company                     Predecessor Company
                                                                      Period from       Period from
                                                  Year Ended        December 16 to     January 1 to         Year Ended
                                                 December 31,        December 31,      December 15,        December 31,
                                              -----------------   -----------------  -----------------  -----------------
                                                     2000                1999              1999                1998
                                              -----------------   -----------------  -----------------  -----------------
United States............................     $          (1,502)  $            (855) $        (314,447) $          (2,525)
Foreign..................................               (22,578)               (710)          (232,555)            39,364
                                              -----------------   -----------------  -----------------  -----------------
  Total..................................     $         (24,080)  $          (1,565) $        (547,002) $          36,839
                                              =================   =================  =================  =================


         The components of the provision for income tax expense (benefit) are as follows (in thousands):

                                                        Successor Company                     Predecessor Company
                                                                      Period from       Period from
                                                  Year Ended        December 16 to     January 1 to         Year Ended
                                                 December 31,        December 31,      December 15,        December 31,
                                              -----------------   -----------------  -----------------  -----------------
                                                     2000                1999              1999                1998
                                              -----------------   -----------------  -----------------  -----------------
Current:
  Federal................................     $              --   $              --  $          (2,234) $              --
  Foreign................................                 4,872                  --              2,234              4,603
                                              -----------------   -----------------  -----------------  -----------------
     Total current.......................                 4,872                  --                 --              4,603
                                              -----------------   -----------------  -----------------  -----------------

Deferred.................................                    --                  --            (32,004)             8,886
                                              -----------------   -----------------  -----------------  -----------------
  Total income tax expense (benefit).....     $           4,872   $              --  $         (32,004) $          13,489
                                              =================   =================  =================  =================


         A reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                             Successor Company                 Predecessor Company
                                                                         Period from        Period from
                                                        Year Ended     December 16 to      January 1 to        Year Ended
                                                       December 31,     December 31,       December 15,       December 31,
                                                    ---------------- -----------------   -----------------  --------------
                                                           2000             1999               1999               1998
                                                    ---------------- -----------------   -----------------  --------------
Income tax expense computed at the
  federal statutory rate.........................            (35)%             (35)%                 (35)%             35%
State income taxes, net of Federal benefit.......             (1)               (1)                   (1)               1
Foreign taxes in excess of credits recognized....             20                --                     --              --
Reduction of tax attributes......................             --                --                    20               --
Change in valuation allowance....................             35                36                     8               --
Permanent, non deductible items..................              1                --                     2                1
                                                    ------------     -------------       ---------------    -------------
                                                              20%                0%                   (6)%             37%
                                                    ============     =============       ===============    =============




         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                                                Year Ended December 31,
                                                                               2000               1999
                                                                         -----------------  -----------------
       Deferred income tax assets:
         Allowances for doubtful accounts............................    $           2,347  $           1,978
         Goodwill....................................................               19,560             22,752
         Property differences........................................                   --             12,804
         Accrued compensation........................................                   --                840
         Foreign tax credit carryforwards............................               11,338              5,448
         Net operating loss carryforwards............................               53,068                 --
         Other.......................................................                2,939              4,007
                                                                         -----------------  -----------------
            Total deferred income tax assets.........................               89,252             47,829
            Less:  valuation allowance...............................               57,396             43,252
                                                                         -----------------  -----------------
            Net deferred income tax assets...........................               31,856              4,577

       Deferred income tax liabilities:
         Property differences........................................               25,445                 --
         Deferred drydocking costs...................................                5,284              2,569
         Other.......................................................                1,127              2,008
                                                                         -----------------  -----------------
            Total deferred income tax liabilities....................               31,856              4,577
                                                                         -----------------  -----------------
            Net deferred income tax assets...........................    $              --  $              --
                                                                         =================  =================

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of approximately $57.4 million and $43.2 million was necessary at December 31, 2000 and 1999, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2000 and 1999. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999, was an increase of approximately $14.1 million and $43.2 million, respectively.

         Subsequently,   recognized  tax  benefits  relating  to  the  valuation
allowance for deferred tax assets as of December 31, 2000 will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of operations...........       $   14,144
Additional paid-in capital......................................................................           43,252
                                                                                                       ----------
     Total......................................................................................       $   57,396
                                                                                                       ==========


         At December 31, 2000, the Company has a net operating loss carryforward of approximately $148.5 million, which is available to offset future federal taxable income through 2020. The Company also has foreign tax credit carryforwards, expiring in years 2002 through 2005, of approximately $11.3 million, which are available to reduce future federal income tax liabilities.

         In 1999, the Company reported a gain of $266.6 million resulting from the extinguishment of indebtedness that occurred from the bankruptcy discharge on the Effective Date. Pursuant to Section 108 of the Internal Revenue Code, this gain was excluded from income taxation and certain tax attributes of the Company were eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's net operating loss and alternative minimum tax credit and capital loss carryforwards in the amounts of $242.5 million, $2.0 million and $2.7 million, respectively, were eliminated and the tax basis in the Company's assets was reduced by $15.3 million, representing the Company's discharge of indebtedness income in excess of its net operating loss, alternative minimum tax credit and cpaital loss carryforwards as of the Effective Date.

         As of December 31, 1999, the Company had a tax basis in its assets in excess of its basis for financial reporting purposes that will generate tax deductions in future periods. As a result of a "change in ownership" under the Internal Revenue Code Section 382, the Company's ability to utilize depreciation, amortization and other tax attributes will be limited to approximately $9.5 million per year through 2004. This limitation is applied to all net built-in losses which existed on the "change of ownership" date (the Effective Date), including all items giving rise to a deferred tax asset.

11.      Stockholder's Equity

         Pursuant to the Plan, prior to the effective date, shares of the Predecessor Company's Class B common stock were converted to Class A common stock. On the Effective Date, holders of Predecessor Company Class A common stock and holders of certain rights to obtain common stock under the Predecessor Company's compensation plans were issued 125,000 Class A warrants to purchase common stock of the Successor Company on a pro rata basis. The warrants have a four-year term and an exercise price of $38.49 per share. On the Effective Date, all classes of the Predecessor Company's equity securities were canceled.

         Pursuant to the articles of incorporation of the Successor, there are 20 million shares of common stock authorized for issuance, of which 10 million were granted at the Effective Date in exchange for Predecessor Company liabilities, as discussed in Note 3.

         At the Effective Date, holders of the Predecessor Company's Preferred Securities received 0.2 million shares of Successor Company common stock and 125,000 Class A warrants. The warrants have a four-year term and an exercise price of $38.49 per share.

         At the Effective Date, the holders of the Predecessor Company's Senior Notes, discussed in Note 3, received 9.8 million shares of Successor Company common stock.

         As discussed in Note 4, the holders of Senior Notes received 536,193 common stock purchase warrants ("the Noteholder Warrants"). The warrants have a six and one-half year term and an exercise price of $0.01 per warrant. As determined by the Company's management, the fair value of the warrants was approximately $8.9 million and was recorded as a component of additional paid-in capital of the Successor.

         Also in connection with the issuance of the Senior Notes, the Successor Company issued an additional 187,668 Noteholder Warrants to an investment advisor. They have a six and one-half year term and an exercise price of $0.01 per warrant. As determined by the Company's management, the fair value of these warrants was estimated to be approximately $3.5 million and was recorded as deferred financing costs. During the year ended December 31, 2000, 89,000 Noteholder Warrants were exercised.

         All of the Successor Company's outstanding warrants contain customary anti-dilution provisions for issuances of common stock, splits, combinations and certain other events, as defined. In addition, the outstanding warrants have certain registration rights, as defined.

         The Successor Company is authorized to issue 5 million shares of preferred stock, no par value per share. The Company has no present plans to issue such shares.

         At December 31, 2000, 1,859,712 shares of Common Stock were reserved for issuance under the Successor Company's Amended and Restated Equity Ownership Plan, the Stock Option Plan for Directors and outstanding warrants.

         During 2000, the Company granted 28,200 shares of restricted common stock to certain key employees. Compensation expense for this award was recorded in salaries and benefits for approximately $174,000.

12.      Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share before extraordinary item (in thousands, except per share amounts):

                                                               Successor Company                   Predecessor Company
                                                                            Period from       Period from
                                                         Year Ended       December 16 to      January 1 to     Year Ended
                                                        December 31,       December 31,       December 15,    December 31,
                                                     ---------------    ---------------   ----------------- ----------------
                                                            2000               1999             1999               1998
                                                     ----------------   ----------------  ----------------- ----------------
Numerator:
Numerator for basic earnings per
  share--income (loss) before
  extraordinary item available
  to common shareholders..........................   $        (28,952)  $         (1,565) $       (514,998) $         23,350

Effect of dilutive securities:
Payments on convertible preferred securities......                 --                 --                --             4,635
                                                     ----------------   ----------------  ----------------  ----------------
Numerator for diluted earnings per share--income
  (loss) available to common shareholders
  after assumed conversions.......................            (28,952)  $         (1,565) $       (514,998) $         27,985
                                                     ================   ================  ================  ================

Denominator:
Denominator for basic earnings per
  share--weighted average shares..................             10,034             10,000            15,503            15,324

Effect of dilutive securities:
Convertible preferred securities..................                 --                 --                --             4,035
Deferred compensation(a)..........................                 --                 --                --                14
Stock options(b)..................................                 --                 --                --                78
Warrants(c).......................................                 --                 --                --                --
                                                     ----------------   ----------------  ----------------  ----------------
Dilutive potential common shares..................                 --                 --                --             4,127
                                                     ----------------   ----------------  ----------------  ----------------
Denominator for diluted earnings
  per share--adjusted weighted
  average shares and assumed conversions..........             10,034             10,000            15,503            19,451
                                                     ================   ================  ================  ================

Earnings (loss) per share before
  extraordinary item..............................   $         (2.89)   $         (0.16)  $        (33.22)  $          1.52
                                                     ===============    ===============   ===============   ===============
Earnings (loss) per share before
  extraordinary item--assuming
  dilution........................................   $         (2.89)   $         (0.16)  $        (33.22)  $          1.43
                                                     ===============    ===============   ===============   ===============


-----------------------------------------

(a) Includes shares contingently issuable pursuant to the Predecessor Company's Key Employee Stock Plan (See Note 9).
(b) Does not include 604,000 and 200,000 stock options in 2000 and 1999, respectively, as these would be antidilutive.
(c) Does not include 884,712 and 973,861 warrants in 2000 and 1999, respectively, as these would be antidilutive.

13.      Segment and Geographic Data

         The Company organizes its business principally into three segments. The accounting policies of the reportable segments are the same as those described in Note 2. The Company does not have significant intersegment transactions.

         These segments and their respective operations are as follows:

         Offshore Energy Support - Offshore energy support includes vessels operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas productions platforms.

         Marine Transportation Services - Marine transportation services included oceangoing and inland-waterway vessels used to transport chemicals, fuel and other petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports and inland rivers. Marine transportation services also includes work performed in the Company's shipyard facilities at Greencove Springs, Florida.

         Towing - Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by environmental regulations, casualty or other emergency.

         The Company evaluates performance by operating segment. Also, within the offshore energy support segment, the Company performs additional performance evaluation of vessels marketed in U.S. and foreign locations. Resources are allocated based on segment profit or loss from operations, before interest and taxes.

         Revenues by segment and geographic area consist only of services provided to external customers, as reported in the Statements of Operations. Income from operations by geographic area represents net revenues less applicable costs and expenses related to those revenues. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature. Identifiable assets represent those assets used in the operations of each segment or geographic area and unallocated assets include corporate assets.

         The  following  schedule  presents   information  about  the  Company's
operations in these segments (in thousands):

                                                              Successor Company                    Predecessor Company
                                                                           Period from       Period from
                                                        Year Ended       December 16 to     January 1 to         Year Ended
                                                       December 31,       December 31,      December 15,        December 31,
                                                    -----------------  -----------------  -----------------  ----------------
                                                           2000               1999              1999                1998
                                                    -----------------  -----------------  -----------------  ----------------
Revenues
  Offshore energy support......................     $        151,395   $          5,610   $        144,702   $        242,655
  Marine transportation services...............              135,982              6,341            142,618            115,770
  Towing.......................................               33,106              1,528             41,431             46,368
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $        320,483   $         13,479   $        328,751   $        404,793
                                                    ================   ================   ================   ================

Operating expenses
  Offshore energy support......................     $         94,331   $          4,168   $         95,811   $        114,369
  Marine transportation services...............               91,104              3,134             96,993             77,674
  Towing.......................................               19,791                745             19,949             21,558
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $        205,226   $          8,047   $        212,753   $        213,601
                                                    ================   ================   ================   ================

Depreciation, amortization and drydocking
  Offshore energy support......................     $         31,478   $          1,236   $         49,893   $         41,547
  Marine transportation services...............               14,417                623             22,855             16,876
  Towing.......................................                2,919                150              4,991              4,750
  General corporate............................                1,457                 60              1,671              1,071
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $         50,271   $          2,069   $         79,410   $         64,244
                                                    ================   ================   ================   ================

Income (loss) from operations
  Offshore energy support......................     $         10,389   $           (429)  $        (20,686)  $         72,032
  Marine transportation services...............               23,893              2,385             15,354             12,951
  Towing.......................................                5,096                394             11,106             14,532
  General corporate............................              (14,022)              (630)           (17,000)           (15,746)
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $         25,356   $          1,720   $        (11,226)  $         83,769
                                                    ================   ================   ================   ================


                                                                  Consolidated Balance Sheet Information
                                                                             as of December 31,

                                                                        2000                   1999
                                                               --------------------   -------------------
      Identifiable assets
        Offshore energy support............................    $           334,614    $           386,444
        Marine transportation services.....................                347,466                325,936
        Towing.............................................                 68,446                 81,364
        Unallocated........................................                 24,950                 36,996
                                                               -------------------    -------------------
           Total...........................................    $           775,476    $           830,740
                                                               ===================    ===================

      Vessels and equipment
        Offshore energy support............................    $           284,652    $           326,934
        Marine transportation services.....................                345,005                302,767
        Towing.............................................                 61,100                 69,278
                                                               -------------------    -------------------
           Total Vessels...................................                690,757                698,979
        Construction in progress...........................                    249                  1,345
        General corporate..................................                 12,516                 11,643
                                                               -------------------    -------------------
        Gross vessels and equipment........................                703,522                711,967
           Less accumulated depreciation...................                 63,626                 22,087
                                                               -------------------    -------------------
             Total.........................................    $           639,896    $           689,880
                                                               ===================    ===================

      Capital expenditures and drydocking
        Offshore energy support............................    $            17,596    $            33,060
        Marine transportation services.....................                  8,341                 29,035
        Towing.............................................                  5,530                  1,992
        Unallocated........................................                     26                    138
                                                               -------------------    -------------------
           Total...........................................    $            31,493    $            64,225
                                                               ===================    ===================

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

         One customer, CITGO Petroleum, accounted for 12.0% of the Company's total revenue for the year ended December 31, 2000. The revenue received from CITGO was approximately $38.6 million, which related to the marine transportation services segment.

         The following table presents selected financial information pertaining to the Company's geographic operations for 2000, 1999 and 1998 (in thousands):


                                                              Successor Company                    Predecessor Company
                                                                           Period from       Period from
                                                        Year Ended       December 16 to     January 1 to         Year Ended
                                                       December 31,       December 31,      December 15,        December 31,
                                                    -----------------  -----------------  -----------------  ----------------
                                                           2000               1999              1999                1998
                                                    -----------------  -----------------  -----------------  ----------------
Revenues
  Domestic....................................      $        223,579   $         10,039   $        232,067   $        253,117
  Foreign
     West Africa..............................                48,268              1,658             45,295             69,736
     Middle East..............................                34,242              1,524             38,811             55,878
     Southeast Asia...........................                14,394                258             12,578             26,062
                                                    ----------------   ----------------   ----------------   ----------------
Consolidated revenues.........................      $        320,483   $         13,479   $        328,751   $        404,793
                                                    ================   ================   ================   ================


                                                                  Consolidated Balance Sheet Information
                                                                                as of December 31,

                                                                            2000                   1999
                                                                  --------------------   -------------------
         Identifiable assets
           Domestic..........................................     $           566,862    $           544,317
           Foreign
              West Africa....................................                 102,926                113,174
              Middle East....................................                  50,728                102,160
              Southeast Asia.................................                  30,009                 34,093
           Other.............................................                  24,951                 36,996
                                                                  -------------------    -------------------
              Total..........................................     $           775,476    $           830,740
                                                                  ===================    ===================

         Vessels and equipment
           Domestic..........................................     $           544,631    $           491,641
           Foreign
              West Africa....................................                  85,942                 94,349
              Middle East....................................                  34,903                 81,749
              Southeast Asia.................................                  25,530                 32,585
                                                                  -------------------    -------------------
                                                                              691,006                700,324
           General corporate.................................                  12,516                 11,643
                                                                  -------------------    -------------------
                                                                              703,522                711,967
           Less accumulated depreciation.....................                  63,626                 22,087
                                                                  -------------------    -------------------
              Total..........................................     $           639,896    $           689,880
                                                                  ===================    ===================

14.      Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities. The carrying amounts reported in the balance sheet approximates fair value due to the current maturity of such instruments.

         Senior Notes, Term Loan, and Title XI. The Senior Notes, Term Loan and Title XI obligations provide for interest and principal payments at various rates and dates as discussed in Note 4. The Company estimates the fair value of such obligations using a discounted cash flow analysis at estimated market rates. The following table presents the carrying value and fair value of the financial instruments at December 31, 2000 and 1999:

                                                                            December 31,
                                                           2000                                       1999
                                        -----------------------------------------  ----------------------------------------
                Issue                    Carrying Value           Fair Value        Carrying Value           Fair Value
-----------------------------------     -------------------  -------------------   -------------------  -------------------
Senior notes.......................     $             79.1   $             99.9    $             76.7   $             95.0
Term loans.........................                  168.9                168.9                 200.0                200.0
Title XI...........................                  249.9                262.8                 259.2                252.4


         Revolving Line of Credit. Amounts outstanding under the revolving line of credit provide for interest at variable rates that are periodically adjusted to reflect changes in overall market rates and therefore approximate fair value.

         Notes Payable and Capital Lease Obligations. The carrying amounts reported in the balance sheet approximates fair value determined using a discounted cash flow analysis at estimated market rates.

         Interest Rate Cap. In February 2000, the company entered into an interest rate cap as a requirement of its Credit Agreement. The notional amount of the cap was $75.0 million with a term of three years and a strike price of 8.5% based on an underlying index, which was the three-month LIBOR. At December 31, 2000, the Company determined that the interest rate cap was impaired and the unamortized premium of $0.4 million was written off.

15.      Extraordinary Items

         In February 1998, the Predecessor Company repaid $268.0 million of its outstanding debt. As a result, the Company recorded a loss on the early extinguishment of approximately $0.7 million, net of an income tax benefit of $0.4 million.

         In 1999, the Predecessor Company was relieved of approximately $421.6 million of outstanding debt and related accrued interest in exchange for approximately $155.0 million in equity interests in the Successor Company in connection with the Plan. As a result, the Predecessor Company recorded a gain on the early extinguishment of debt of approximately $266.6 million.

16.      Subsequent Events

         The Company completed the acquisition of the remaining 24.25% interest in its five double-hull tankers on January 15, 2001, pursuant to the exercise of its option with Newport News Shipbuilding, Inc. The purchase price was approximately $11.0 million, of which $523,544 was paid in cash and the balance was paid by a promissory note in the principal amount of $10.5 million payable over five years in twenty quarterly installments of principal in the amount of $525,000 each, plus accrued interest at 8.5% per annum. The Note is secured by a pledge of certain securities of subsidiaries of the Company relating to the ownership of the five tankers pursuant to an Amended and Restated Pledge and Security Agreement.

17.      Supplemental Condensed Consolidating Financial Information

         The Senior Notes described in Note 4 are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the Senior Notes.

         The  following  is   summarized   condensed   consolidating   financial
information for the Company, segregating the Parent, the domestic and foreign guarantor subsidiaries, the combined non-guarantor subsidiaries and eliminations.

               Condensed Consolidating Statement of Operations
                              (in thousands)

                                                                      Year Ended December 31, 2000
                                      -----------------------------------------------------------------------------------------
                                                        Domestic        Foreign          Non-                       Condensed
                                                        Guarantor      Guarantor       Guarantor                  Consolidated
                                         Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
                                      -------------  -------------  -------------   -------------  -------------  -------------
Revenue  .........................    $      36,763  $     163,680  $      99,380   $      70,716  $     (50,056) $     320,483

Operating expenses................           26,877        119,086         61,557          41,797        (44,091)       205,226
Overhead expenses.................           14,120         12,387         12,923           4,879         (4,679)        39,630
Depreciation, amortization
  and drydocking..................            3,667         16,002         19,679          10,923             --         50,271
                                      -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) from operations.....           (7,901)        16,205          5,221          13,117         (1,286)        25,356

Other expense, net................          (16,179)       (19,903)       (32,817)        (24,475)        43,938        (49,436)
                                      -------------  -------------  -------------   -------------  -------------  -------------
Loss before income taxes..........          (24,080)        (3,698)       (27,596)        (11,358)        42,652        (24,080)
Provision for income taxes........            4,872             --             --              --             --          4,872
                                      -------------  -------------  -------------   -------------  -------------  -------------
Net loss..........................    $     (28,952) $      (3,698) $     (27,596)  $     (11,358) $      42,652  $     (28,952)
                                      =============  =============  ============= = =============  =============  =============

                Condensed Consolidating Statement of Operations
                           (in thousands)


                                                     For the Period from December 16, 1999 to December 31, 1999
                                    -------------------------------------------------------------------------------------------
                                                      Domestic        Foreign          Non-                       Condensed
                                                      Guarantor      Guarantor       Guarantor                  Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
                                    -------------  -------------  -------------   -------------  -------------  -------------
Revenue  .........................  $       2,118  $       7,050  $       3,466   $       3,203  $      (2,358) $      13,479

Operating expenses................          1,385          5,272          2,717             993         (2,320)         8,047
Overhead expenses.................            625            396            664             194           (236)         1,643
Depreciation, amortization
  and drydocking..................            222            663            782             402             --          2,069
                                    -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) from operations.....           (114)           719           (697)          1,614            198          1,720

Other expense, net................         (1,451)         2,735         (1,080)            (90)        (3,399)        (3,285)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Net income (loss).................  $      (1,565) $       3,454  $      (1,777)  $       1,524  $      (3,201) $      (1,565)
                                    =============  =============  =============   =============  =============  =============

              Condensed Consolidating Statement of Operations
                            (in thousands)

                                                      For the Period from January 1, 1999 to December 15, 1999
                                    -------------------------------------------------------------------------------------------
                                                      Domestic        Foreign          Non-                       Condensed
                                                      Guarantor      Guarantor       Guarantor                  Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
Revenue  .........................  $      48,598  $     177,476  $     101,879   $      60,999  $     (60,201) $     328,751

Operating expenses................         30,122        138,469         65,204          33,666        (54,708)       212,753
Overhead expenses.................         16,842         13,210         16,879           6,499         (5,616)        47,814
Depreciation, amortization
   and drydocking.................         12,105         23,945         33,848           9,524            (12)        79,410
                                    -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) from operations.....        (10,471)         1,852        (14,052)         11,310            135        (11,226)

Other expense, net................       (445,072)      (331,884)       (36,067)        (17,963)       728,483       (102,503)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) before
  reorganization items,
  income taxes....................       (455,543)      (330,032)       (50,119)         (6,653)       728,618       (113,729)

Reorganization items:
  Professional fees...............         (8,535)            --             --              --             --         (8,535)
  Write down of goodwill
   and property...................        (79,868)      (123,900)      (209,099)         (2,730)        (4,401)      (419,998)
  Other, net......................         (4,154)          (586)            --              --             --         (4,740)
                                    -------------  -------------  -------------   -------------  -------------  -------------
     Total reorganization items...        (92,557)      (124,486)      (209,099)         (2,730)        (4,401)      (433,273)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Loss before income taxes and
  extraordinary item..............       (548,100)      (454,518)      (259,218)         (9,383)       724,217       (547,002)
Provision for income taxes........        (32,004)            --             --              --             --        (32,004)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Loss before extraordinary item....       (516,096)      (454,518)      (259,218)         (9,383)       724,217       (514,998)
Gain (loss) on early
  extinguishment of debt, net
  of applicable income taxes......        267,741         (1,098)            --              --             --        266,643
                                    -------------  -------------  -------------   -------------  -------------  -------------
Net loss..........................  $    (248,355) $    (455,616) $    (259,218)  $      (9,383) $     724,217  $    (248,355)
                                    =============  =============  =============   =============  =============  =============

              Condensed Consolidating Statement of Operations
                            (in thousands)

                                                                       Year Ended December 31, 1998
                                       -------------------------------------------------------------------------------------------
                                                         Domestic        Foreign          Non-                        Condensed
                                                         Guarantor      Guarantor       Guarantor                   Consolidated
                                          Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations        Total
                                       -------------  -------------  -------------   -------------  -------------  -------------
Revenue  ...........................   $      69,616  $     232,130  $     220,133   $      16,822  $    (133,908) $     404,793

Operating expenses..................          40,444        156,121         71,038           5,858        (59,860)       213,601
Overhead expenses...................          17,846         10,862         14,487           5,626         (5,642)        43,179
Depreciation, amortization
  and drydocking....................          13,690         20,928         26,120           3,506             --         64,244
                                       -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) from operations.......          (2,364)        44,219        108,488           1,832        (68,406)        83,769

Other expense, net..................          38,335         58,636        (94,447)            (99)       (49,355)       (46,930)
                                       -------------  -------------  -------------   -------------  -------------  -------------
Income before income taxes and
  extraordinary item................          35,971        102,855         14,041           1,733       (117,761)        36,839
Provision for income taxes..........          13,489             --             --              --             --         13,489
                                       -------------  -------------  -------------   -------------  -------------  -------------
Income before extraordinary item....          22,482        102,855         14,041           1,733       (117,761)        23,350
Loss on early extinguishment
  of debt, net of applicable
  income taxes......................            (734)            --             --            (868)            --         (1,602)
                                       -------------  -------------  -------------   -------------  -------------  -------------
Net income..........................   $      21,748  $     102,855  $      14,041   $         865  $    (117,761) $      21,748
                                       =============  =============  =============   =============  =============  =============

        Condensed Consolidating Statement of Cash Flows
                       (in thousands)

                                                                           Year Ended December 31, 2000
                                               ------------------------------------------------------------------------------------
                                                             Domestic        Foreign        Non-                         Condensed
                                                             Guarantor      Guarantor     Guarantor                    Consolidated
                                                 Parent    Subsidiaries  Subsidiaries   Subsidiaries  Eliminations         Total
                                               ---------   ----------    ------------  ------------   ------------    -------------
Net cash provided by (used in)
  operating activities.......................  $  46,864   $   18,743    $    (55,387) $     16,056   $         --    $      26,276

Investing activities:
 Purchases of property.......................    (29,323)     (34,559)         54,174        (2,339)            --          (12,047)
 Expenditures for drydocking.................     (2,251)      (6,110)         (4,788)       (1,217)            --          (14,366)
 Redemption of restricted investments........         --           --              --         2,931             --            2,931
 Proceeds from disposals of assets...........         --       21,146           4,564            --             --           25,710
                                               ---------   ----------    ------------  ------------   ------------    -------------
  Net cash provided by (used in)
    investing activities.....................    (31,574)     (19,523)         53,950          (625)            --            2,228

Financing activities:
Repayments of short-term borrowings..........     14,250           --              --            --             --           14,250
Repayment of long-term borrowings............    (32,390)          --              --        (1,000)            --          (33,390)
Repayment of Title XI bonds..................         --           --              --        (9,282)            --           (9,282)
Payments of financing costs..................         --         (596)             --            --             --             (596)
Proceeds from sale/leaseback of vessels......         --           --              --            --             --               --
Payments of obligations under
   capital leases............................       (579)      (3,721)             --            --             --           (4,300)
Proceeds from issuance of common stock.......          1           --              --            --             --                1
                                               ---------   ----------    ------------  ------------   ------------    -------------
  Net cash used in financing activities......    (18,718)      (4,317)             --       (10,282)            --          (33,317)
                                               ---------   ----------    ------------  ------------   ------------    -------------
Change in cash and cash equivalents..........     (3,428)      (5,097)         (1,437)        5,149             --           (4,813)
Cash and cash equivalents at
   beginning of year.........................      4,830        2,907           7,817         3,492             --           19,046
                                               ---------   ----------    ------------  ------------   ------------    -------------
Cash and cash equivalents at
   end of year...............................  $   1,402   $   (2,190)   $      6,380  $      8,641   $         --    $      14,233
                                               =========   ==========    ============  ============   ============    =============


                 Condensed Consolidating Statement of Cash Flows
                                (in thousands)

                                                     For the Period from December 16, 1999 to December 31, 1999
                                      ------------------------------------------------------------------------------------------
                                                        Domestic        Foreign         Non-                         Condensed
                                                        Guarantor      Guarantor      Guarantor                    Consolidated
                                         Parent       Subsidiaries   Subsidiaries   Subsidiaries   Eliminations        Total
                                      ------------   ------------   ------------   ------------    ------------   -------------
Net cash provided by (used in)
  operating activities..............  $     21,151   $       (538)  $      1,971   $      1,084    $    (21,107)  $       2,561

Investing activities:
Purchases of property...............            --             42           (500)          (139)             --            (597)
Acquisitions of businesses..........        (1,000)            --             --             --              --          (1,000)
Expenditures for drydocking.........            65           (833)          (656)            --              --          (1,424)
                                      ------------   ------------   ------------   ------------    ------------   -------------
 Net cash used in investing
   activities.......................          (935)          (791)        (1,156)          (139)             --          (3,021)

Financing activities:
Proceeds from long-term borrowings..            --            (80)            --             --              --             (80)
Repayment of Title XI bonds.........        (1,252)            --             --             --              --          (1,252)
Payments of obligations under
  capital leases....................           (36)          (123)            --             --              --            (159)
Capital contribution (to)
 from consolidated
 affiliates.........................       (21,707)           279             --            321          21,107              --
                                      ------------   ------------   ------------   ------------    ------------   -------------
  Net cash used in financing
    activities......................       (22,995)            76             --            321          21,107          (1,491)
                                      ------------   ------------   ------------   ------------    ------------   -------------
Change in cash and cash equivalents.        (2,779)        (1,253)           815          1,266              --          (1,951)
Cash and cash equivalents
 at beginning of period.............         7,609          4,160          7,002          2,226              --          20,997
                                      ------------   ------------   ------------   ------------    ------------   -------------
Cash and cash equivalents
  at end of period..................  $      4,830   $      2,907   $      7,817   $      3,492    $         --   $      19,046
                                      ============   ============   ============   ============    ============   =============

              Condensed Consolidating Statement of Cash Flows
                               (in thousands)

                                                          For the Period from January 1, 1999 to December 15, 1999
                                          ------------------------------------------------------------------------------------------
                                                            Domestic        Foreign         Non-                         Condensed
                                                            Guarantor      Guarantor      Guarantor                   Consolidated
                                             Parent       Subsidiaries   Subsidiaries   Subsidiaries   Eliminations        Total
                                          ------------   ------------   ------------   ------------    ------------   -------------
Net cash provided by (used in)
  operating activities..................  $    193,780   $    (47,750)  $     21,953   $     (2,925)   $   (150,131)  $      14,927

Investing activities:
Purchases of property...................       (13,043)           171        (27,755)       (13,672)         (2,845)        (57,144)
Expenditures for drydocking.............        (1,481)        (2,054)        (1,305)          (220)             --          (5,060)
Payments on vessels under construction..            --         (5,102)            --             --              --          (5,102)
Purchases of restricted investments.....            --             --             --        (45,790)             --         (45,790)
Redemption of restricted investments....            --             --             --         65,382              --          65,382
Proceeds from disposal of assets........        15,045          8,700          9,107             --              --          32,852
                                          ------------   ------------   ------------   ------------    ------------   -------------
 Net cash provided by (used in)
   investing activities.................           521          1,715        (19,953)         5,700          (2,845)        (14,862)

Financing activities:
Proceeds from DIP credit facility.......        26,690             --             --             --              --          26,690
Proceeds from long-term borrowings......       231,008         14,200             --             --              --         245,208
Repayment of long-term borrowings.......      (287,299)          (906)            --             --              --        (288,205)
Proceeds from issuance of Senior
 Notes and warrants.....................        85,500             --             --             --              --          85,500
Proceeds from issuance of
 Title XI bonds.........................            --             --             --          5,428              --           5,428
Repayment of Title XI bonds.............        (3,670)          (539)                       (2,434)             --          (6,643)
Escrow of restricted cash...............       (15,027)          (190)            --             --              --         (15,217)
Payments of financing costs.............       (12,186)            --             --           (492)             --         (12,678)
Payments of obligations
 under capital leases...................          (563)        (2,257)            --             --              --          (2,820)
Proceeds from issuance of
 common stock...........................           253             --             --             --              --             253
Repayment of DIP credit facility........       (26,690)            --             --             --              --         (26,690)
Capital contribution (to)
 from consolidated affiliates...........      (186,109)        37,788             --         (4,655)        152,976              --
                                          ------------   ------------   ------------   ------------    ------------   -------------
  Net cash provided by (used in)
    financing activities................      (188,093)        48,096             --         (2,153)        152,976          10,826
                                          ------------   ------------   ------------   ------------    ------------   -------------
Change in cash and cash equivalents.....         6,208          2,061          2,000            622              --          10,891
Cash and cash equivalents at
 beginning of period....................         1,401          2,099          5,002          1,604              --          10,106
                                          ------------   ------------   ------------   ------------    ------------   -------------
Cash and cash equivalents at
 end of period..........................  $      7,609   $      4,160   $      7,002   $      2,226    $         --   $      20,997
                                          ============   ============   ============   ============    ============   =============

                Condensed Consolidating Statement of Cash Flows
                              (in thousands)

                                                                         Year Ended December 31, 1998
                                           ----------------------------------------------------------------------------------------
                                                             Domestic        Foreign         Non-                         Condensed
                                                             Guarantor      Guarantor      Guarantor                    Consolidated
                                              Parent       Subsidiaries   Subsidiaries   Subsidiaries   Eliminations        Total
                                           ------------   ------------   ------------   ------------    ------------   ------------
Net cash provided by (used in)
 operating activities....................  $    (34,283)  $     72,508   $     23,671   $     29,495    $       (538)  $     90,853

Investing activities:
Purchases of property....................       (15,803)       (31,140)       (44,917)       (23,479)            818       (114,521)
Acquisitions of businesses...............      (341,442)       (61,070)      (299,917)            44         328,850       (373,535)
Expenditures for drydocking..............        (9,019)        (8,379)        (5,611)          (640)           (286)       (23,935)
Payments on vessels under construction...            --             --             --       (155,980)             --       (155,980)
Purchases of restricted investments......            --             --             --       (369,629)             --       (369,629)
Redemption of restricted investments.....            --             --             --        515,584              --        515,584
Capital contributions to
 consolidated affiliates.................        (3,233)            --             --             --              --         (3,233)
                                           ------------   ------------   ------------   ------------    ------------   ------------
 Net cash used in investing activities...      (369,497)      (100,589)      (350,445)       (34,100)        329,382       (525,249)

Financing activities:
Proceeds from long-term borrowings.......       431,700             --             --             --              --        431,700
Repayment of long-term borrowings........      (313,746)          (192)            --             --              --       (313,938)
Proceeds from issuance of Senior
 Notes and warrants......................       292,500             --             --             --              --        292,500
Proceeds from issuance of
 Title XI bonds..........................            --             --             --        139,023              --        139,023
Repayment of Title XI bonds..............        (6,693)          (647)            --       (129,910)             --       (137,250)
Payments of financing costs..............        (2,760)            --             --         (8,059)             --        (10,819)
Proceeds from sale-leaseback
 of vessels..............................        10,025         22,597             --             --              --         32,622
Payments of obligations under
 capital leases..........................          (552)        (4,536)            --             --              --         (5,088)
Proceeds from issuance of
 common stock............................           800             --             --             --              --            800
Capital contribution (to) from
 consolidated affiliates.................        (8,603)         8,193        324,117          5,137        (328,844)            --
                                           ------------   ------------   ------------   ------------    ------------   ------------
  Net cash provided by financing
   activities............................       402,671         25,415        324,117          6,191        (328,844)       429,550
                                           ------------   ------------   ------------   ------------    ------------   ------------
Change in cash and cash equivalents......        (1,109)        (2,666)        (2,657)         1,586              --         (4,846)
Cash and cash equivalents at
 beginning of year.......................         2,510          4,185          8,239             18              --         14,952
                                           ------------   ------------   ------------   ------------    ------------   ------------
Cash and cash equivalents at
 end of year.............................  $      1,401   $      1,519   $      5,582   $      1,604    $         --   $     10,106
                                           ============   ============   ============   ============    ============   ============


                  Condensed Consolidating Balance Sheet
                              (in thousands)

                                                                         As of December 31, 2000
                                       -----------------------------------------------------------------------------------------
                                                         Domestic        Foreign          Non-                       Condensed
                                                         Guarantor      Guarantor       Guarantor                  Consolidated
                                          Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
                                       -------------  -------------  -------------   -------------  -------------  -------------
Assets
Current assets:
  Cash and cash equivalents..........  $       1,402  $      (2,190) $       6,380   $       8,641  $          --  $      14,233
  Restricted cash....................            331             --             --              --             --            331
  Accounts receivable:
     Trade, net......................          1,607         24,011         24,298           4,314           (704)        53,526
     Insurance claims and other......          1,029          3,060          8,751             336             --         13,176
  Marine operating supplies..........           (695)         2,466          3,503           4,364             --          9,638
  Prepaid expenses...................            568            920          1,177             390             --          3,055
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current assets............          4,242         28,267         44,109          18,045           (704)        93,959
Vessels and equipment, net...........         47,349        186,174        129,344         277,029             --        639,896
Deferred costs, net..................         17,268          7,926          4,427           8,538             --         38,159
Restricted investments...............             --             --             --             865             --            865
Due from affiliates..................       (141,953)        63,892        117,788         (36,247)        (3,480)            --
Other................................        509,352        327,407          1,771          37,435       (873,368)         2,597
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total assets.......................  $     436,258  $     613,666  $     297,439   $     305,665  $    (877,552) $     775,476
                                       =============  =============  =============   =============  =============  =============

Liabilities and Stockholders'
Equity
Current liabilities:
  Accounts payable...................  $         976  $       4,847  $       6,300   $         783  $          --  $      12,906
  Current maturities of
   long-term debt....................         27,226          1,960             --           4,084             --         33,270
  Current obligations under
    capital leases...................             --          3,580             --              --             --          3,580
  Accrued interest...................            454            492             --             731             --          1,677
  Accrued liabilities and other......          7,552          4,676         17,719           4,597           (704)        33,840
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current liabilities.......         36,208         15,555         24,019          10,195           (704)        85,273

Long-term debt.......................        181,451         25,333             --         220,065             --        426,849
Obligations under capital leases.....             --         34,718             --              --             --         34,718
Senior notes.........................         79,108             --             --              --             --         79,108
Other liabilities....................          2,944            424            785              42             --          4,195
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities..................        299,711         76,030         24,804         230,302           (704)       630,143

Commitment and contingencies

Minority interest....................             --             --             --              --          8,819          8,819

Total stockholders' equity...........        136,547        537,636        272,635          75,363       (885,667)       136,514
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities and
    stockholders' equity.............  $     436,258  $     613,666  $     297,439   $     305,665  $    (877,552) $     775,476
                                       =============  =============  =============   =============  =============  =============

                    Condensed Consolidating Balance Sheet
                                (in thousands)

                                                                         As of December 31, 1999
                                       -----------------------------------------------------------------------------------------
                                                         Domestic        Foreign          Non-                       Condensed
                                                         Guarantor      Guarantor       Guarantor                  Consolidated
                                           Parent      Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
                                       -------------  -------------  -------------   -------------  -------------  -------------
Assets
Current assets:
  Cash and cash equivalents........... $       4,830  $       2,907  $       7,817   $       3,492  $          --  $      19,046
  Restricted cash.....................        15,027            190             --              --             --         15,217
  Accounts receivable:
     Trade, net.......................         1,804         23,728         17,579           5,132           (688)        47,555
     Insurance claims and other.......         1,866          2,150          5,881             516           (785)         9,628
  Marine operating supplies...........          (465)         2,481          3,810           4,806             --         10,632
  Prepaid expenses....................           933            918          1,675             487             --          4,013
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current assets.............        23,995         32,374         36,762          14,433         (1,473)       106,091
Vessels and equipment, net............        14,918        180,997        208,892         285,073             --        689,880
Deferred costs, net...................        14,962          4,615          1,454           8,433             --         29,464
Restricted investments................            --             --             --           3,752             --          3,752
Due from affiliates...................       (82,320)        52,899         67,633         (34,733)        (3,479)            --
Other.................................       537,880        353,694            400          43,038       (933,459)         1,553
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total assets........................ $     509,435  $     624,579  $     315,141   $     319,996  $    (938,411) $     830,740
                                       =============  =============  =============   =============  =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.................... $       1,383  $       4,236  $       4,329   $         947  $          --  $      10,895
  Current maturities of
   long-term debt.....................        12,065          1,891             --           3,819             --         17,775
  Current obligations under
   capital leases.....................           555          2,777             --              --             --          3,332
  Accrued interest....................         2,418             --             --             684             --          3,102
  Accrued liabilities and other.......        18,685          7,579          9,635           3,063         (1,473)        37,489
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current liabilities........        35,106         16,483         13,964           8,513         (1,473)        72,593

Long-term debt........................       214,212         27,410             --         224,147             --        465,769
Obligations under capital leases......        13,662         20,272             --              --             --         33,934
Senior notes..........................        76,709             --             --              --             --         76,709
Other liabilities.....................         4,425            561            738             228             --          5,952
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities...................       344,114         64,726         14,702         232,888         (1,473)       654,957

Commitment and contingencies

Minority interest.....................            --             --             --              --         10,457         10,457

Total stockholders' equity............       165,321        559,853        300,439          87,108       (947,395)       165,326
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities and
    stockholders' equity.............. $     509,435  $     624,579  $     315,141   $     319,996  $    (938,411) $     830,740
                                       =============  =============  =============   =============  =============  =============

18.      Selected Quarterly Financial Information (unaudited)

         The following information is presented as supplementary financial information for 2000 and 1999 (in thousands, except per share information):

                                                                         Successor Company
                                             ----------------------------------------------------------------------
                                                  First             Second              Third           Fourth
      Year Ended December 31, 2000               Quarter            Quarter            Quarter          Quarter
      ----------------------------           ---------------    ---------------    ---------------  ---------------
Revenues.................................    $      78,607      $      80,211      $      81,623    $      80,042
Income from operations...................            2,013              5,976              9,307            8,060
Net loss(1)(2)(3)........................          (12,909)            (3,251)            (3,142)          (9,650)
Earnings per share--basic:
  Loss before extraordinary item.........    $       (1.29)     $       (0.33)     $       (0.31)   $       (0.96)
  Net loss...............................            (1.29)             (0.33)             (0.31)           (0.96)
Earnings per share--assuming dilution(4):
  Loss before extraordinary item.........    $       (1.29)     $       (0.33)     $       (0.31)   $       (0.96)
  Net loss...............................            (1.29)             (0.33)             (0.31)           (0.96)


                                                                                                                         Successor
                                                                        Predecessor Company                               Company
                                             ----------------------------------------------------------------------   --------------
                                                                                                       Period from      Period from
                                                   First            Second             Third          October 1 to    December 16 to
      Year Ended December 31, 1999                Quarter           Quarter           Quarter         December 15,      December 31,
      ----------------------------           ---------------   ---------------   ---------------   -----------------  --------------
Revenues.................................    $      90,400     $      89,004     $      85,989     $        63,358    $      13,479
Income (loss) from operations............            4,431              (250)           (1,846)            (13,561)           1,720
Loss before extraordinary item(5)........           (9,064)          (23,718)          (20,107)           (462,109)          (1,565)
Gain on early extinguishment of debt(5)..               --                --                --             266,643               --
Net loss.................................           (9,064)          (23,718)          (20,107)           (195,466)          (1,565)
Earnings per share--basic:
  Loss before extraordinary item.........    $       (0.59)    $       (1.53)    $       (1.29)    $        (29.81)   $       (0.16)
  Net loss...............................            (0.59)            (1.53)            (1.29)             (12.61)           (0.16)
Earnings per share--assuming dilution(4):
  Loss before extraordinary item.........    $       (0.59)    $       (1.53)    $       (1.29)    $        (29.81)   $       (0.16)
  Net loss...............................    $       (0.59)            (1.53)            (1.29)             (12.61)           (0.16)


----------------------------

(1) Includes gains (losses) on the disposal of assets of $(0.2) million, $0.5 million, $4.0 million, and $(0.4) million in the first, second, third, and fourth quarters of 2000, respectively.

(2) Includes gain of $7.0 million on the settlement of a contingent liability in the third quarter of 2000.

(3) Includes approximately $0.9 million in additional depreciation expense in the fourth quarter of 2000 as a result of the change in estimated useful lives of certain vessels (See Note 2).

(4) The sum of the four quarters' earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.

(5) Reflects the application of Fresh Start Accounting in the period from January 1, 1999 to December 15, 1999 (See Note 3).