Form 10-Q
period 2001-03-31
SEABULK INTERNATIONAL INC
filed 2001-05-11
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                         Commission File Number: 0-28732



                           SEABULK INTERNATIONAL, INC.


State of Incorporation:  Delaware             I.R.S. Employer I.D.:  65-0966399

                                2200 Eller Drive
                                 P.O. Box 13038
                         Ft. Lauderdale, Florida 33316
                                 (954) 523-2200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. YES |X| NO





There were 10,192,590 shares of Common Stock, par value $0.01 per share outstanding at April 30, 2001.

SEABULK INTERNATIONAL, INC.

Quarter ended March 31, 2001

Index


                                                                                                               Page


Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements (Unaudited)................................................ 1

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2001 and 2000............................................................................1

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000............................................................................ 2

              Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000...................... 3

              Notes to Condensed Consolidated Financial Statements............................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................13

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................22

Part II.  Other Information

Item 1.  Legal Proceedings.......................................................................................23

Item 6.  Exhibits and Reports on Form 8-K........................................................................23

Signature........................................................................................................23






As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                      Seabulk International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations (Unaudited)
                         (in thousands, except per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2001             2000
                                                                                        --------------   --------------
Revenue..........................................................................       $       81,420   $       78,607
Operating expenses:
   Crew payroll and benefits.....................................................               23,930           23,214
   Charter hire..................................................................                1,491            4,234
   Repairs and maintenance.......................................................                6,375            6,398
   Insurance.....................................................................                2,900            2,970
   Fuel and consumables..........................................................                8,965           11,265
   Rent, utilities and other.....................................................                5,208            6,428
                                                                                        --------------   --------------
     Total operating expenses....................................................               48,869           54,509
Overhead expenses:
   Salaries and benefits.........................................................                5,652            5,249
   Office........................................................................                1,529            1,546
   Professional fees.............................................................                1,278            1,396
   Other.........................................................................                1,760            1,607
                                                                                        --------------   --------------
     Total overhead expenses.....................................................               10,219            9,798
Depreciation, amortization and drydocking........................................               13,923           12,287
                                                                                        --------------   --------------
Income from operations...........................................................                8,409            2,013
Other income (expense):
   Interest expense..............................................................              (14,616)         (14,451)
   Interest income...............................................................                   46              259
   Minority interest in losses of subsidiaries...................................                  208              294
   Gain on disposal of assets....................................................                  250               --
   Other.........................................................................                 (116)              --
                                                                                        --------------   --------------
     Total other expense, net....................................................              (14,228)         (13,898)
                                                                                        --------------   --------------
Loss before provision for income taxes...........................................               (5,819)         (11,885)
Provision for income taxes.......................................................                1,414            1,024
                                                                                        --------------   --------------
     Net loss....................................................................       $       (7,233)  $      (12,909)
                                                                                        ==============   ==============

Loss per common share:

   Net loss per common share - basic and diluted.................................       $        (0.71)  $        (1.29)
                                                                                        ==============   ==============

   Weighted average common shares outstanding - basic and diluted................                10,149          10,000
                                                                                        ===============  ==============

See accompanying notes

                  Seabulk International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                 2001            2000
                                                                                            -------------   -------------
Operating activities:
  Net loss..............................................................................    $     (7,233)   $    (12,909)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization of property........................................          11,345          10,739
       Provision for bad debts..........................................................             355              62
       Gain on disposal of assets.......................................................            (250)             --
       Amortization of drydocking costs.................................................           2,578           1,548
       Amortization of discount on long-term debt and financing costs...................           1,258             958
       Minority interest in losses of subsidiaries......................................            (208)           (294)
       Other non-cash items.............................................................              32            (243)
       Changes in operating assets and liabilities, net of the effects of acquisitions:
           Accounts receivable..........................................................          (4,222)         (3,813)
           Other current and long-term assets...........................................             921          (3,910)
           Accounts payable and other liabilities.......................................           8,051           1,364
                                                                                            ------------    ------------
             Net cash provided by (used in) operating activities........................          12,627          (6,498)

Investing activities:
  Expenditures for drydocking...........................................................          (6,391)         (2,432)
  Proceeds from disposals of assets.....................................................           2,636              --
  Purchases of property.................................................................            (978)         (1,222)
  Acquisition of minority interest......................................................            (524)             --
  Redemption of restricted investments..................................................              33              --
  Purchase of restricted investments....................................................             (23)             --
                                                                                            ------------    ------------
     Net cash used in investing activities..............................................          (5,247)         (3,654)

Financing activities:
  Proceeds from revolving credit facility...............................................           7,500           6,975
  Repayments of revolving credit facility...............................................         (15,750)         (2,000)
  Repayment of long-term borrowings.....................................................          (4,260)         (1,762)
  Repayment of Title XI bonds...........................................................          (1,263)         (1,366)
  Redemption of restricted cash.........................................................             331           3,464
  Payments of financing costs...........................................................              --            (563)
  Payments of obligations under capital leases..........................................          (1,171)           (817)
                                                                                            ------------    ------------
     Net cash (used in) provided by financing activities................................         (14,613)          3,931
                                                                                            ------------    ------------
  Change in cash and cash equivalents...................................................          (7,233)         (6,221)
  Cash and cash equivalents at beginning of period......................................          14,233          19,046
                                                                                            ------------    ------------
  Cash and cash equivalents at end of period............................................    $      7,000    $     12,825
                                                                                            ============    ============

Supplemental schedule of noncash investing and financing activities:
  Notes payable issued for the acquisition of minority interest.........................    $     10,500    $         --
                                                                                            ============    ============
  Notes payable issued for payment of accrued interest and fees.........................    $        425    $         --
                                                                                            ============    ============


See accompanying notes

                  Seabulk International, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets (Unaudited)
                     (in thousands, except par value data)

                                                                                                  March 31,      December 31,
                                                                                                    2001             2000
                                                                                              ---------------   ------------
Assets
Current assets:
   Cash and cash equivalents............................................................       $      7,000     $     14,233
   Restricted cash......................................................................                 --              331
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $6,398
      and $6,020 in 2001 and 2000, respectively.........................................             57,393           53,526
     Insurance claims and other.........................................................              9,597           11,516
   Marine operating supplies............................................................             10,363            9,638
   Prepaid expenses.....................................................................              3,519            3,055
                                                                                               ------------     ------------
     Total current assets...............................................................             87,872           92,299

Vessels and equipment, net..............................................................            623,517          639,896
Deferred costs, net.....................................................................             41,080           38,159
Restricted investments..................................................................                855              865
Other...................................................................................             10,465            4,257
                                                                                               ------------     ------------
     Total assets.......................................................................       $    763,789     $    775,476
                                                                                               ============     ============
Liabilities and stockholders' equity

Current liabilities:
   Accounts payable.....................................................................       $     11,351     $     12,906
   Current maturities of long-term debt.................................................             27,258           33,270
   Current obligations under capital leases.............................................              3,483            3,580
   Accrued interest.....................................................................              5,730            1,677
   Accrued liabilities and other........................................................             38,484           33,840
                                                                                               ------------     ------------
     Total current liabilities..........................................................             86,306           85,273

Long-term debt..........................................................................            429,770          426,849
Obligations under capital leases........................................................             33,644           34,718
Senior notes............................................................................             79,715           79,108
Other liabilities.......................................................................              4,432            4,195
                                                                                               ------------     ------------
     Total liabilities..................................................................            633,867          630,143

Commitments and contingencies

Minority interest.......................................................................                669            8,819

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; issued and outstanding, none........                                  --
   Class A common stock--$.01 par value, authorized 20,000 shares; 10,193 and 10,000 ...
    shares issued and outstanding in 2001 and 2000, respectively........................                101              101
   Additional paid-in capital...........................................................            166,963          166,963
   Accumulated other comprehensive loss.................................................                (61)             (33)
   Accumulated deficit..................................................................            (37,750)         (30,517)
                                                                                               ------------     ------------
   Total stockholders' equity...........................................................            129,253          136,514
                                                                                               ------------     ------------
     Total liabilities and stockholders' equity.........................................       $    763,789     $    775,476
                                                                                               ============     ============

See accompanying notes.

                  Seabulk International, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying condensed consolidated financial statements include the accounts of Seabulk International, Inc. and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.

         The Company has no material components of comprehensive loss except net loss.

         Certain financial statement reclassifications have been made to conform prior year's data to the 2001 financial statement presentation.

2.       Use of Estimates

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

3.       Issues Affecting Liquidity

         The Company's current and future capital needs relate primarily to debt service, vessel maintenance and fleet improvement costs. The total expected payments for debt service obligations and capital requirements approximate $103.6 million for fiscal 2001. The Company believes that operating cash flow, proceeds from sales of vessels and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001. As the Company's operating cash flow is dependent on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

4.       Acquisition of Minority Interest

         On January 15, 2001, the Company acquired the remaining 24.25% in its five 46,000 dwt double-hull petroleum and chemical tankers. The purchase price was approximately $11.0 million, of which $523,544 was paid in cash and the remaining balance was paid by a promissory note in the principal amount of $10.5 million. The note is guaranteed by certain securities of certain subsidiaries of the Company. The note accrues interest at 8.5% per annum. Principal and interest is due in quarterly payments of $525,000 through January 2006. This transaction resulted in the elimination of minority interest and an increase to vessels and equipment of $3.1 million, representing the fair value of assets acquired over the carrying value of the minority interest. The increase in vessels and equipment will be depreciated over the remaining useful lives of the tankers.

5.       Long-Term Debt

         The Company's senior secured notes have not received the rating from the rating agencies required by the note indenture. As a result, on April 15, 2000, the interest rate on the senior notes increased from 12.5% to 13.5%, retroactively applied to December 15, 1999. The additional interest is payable quarterly in the form of additional senior notes, of which a note in the principal amount of $239,982 was issued for the three months ended March 31, 2001. The Company is currently seeking the ratings necessary to return the interest rate to 12.5%.

6.       Income Taxes

         For the three months ended March 31, 2001 and 2000, there was no provision for deferred income taxes. For the three months ended March 31, 2001 and 2000, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 36%. Management has determined that a valuation allowance is necessary at March 31, 2001 and 2000 to reduce the net deferred tax assets to an amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets are zero. The current provision for income taxes for the three-month periods ended March 31, 2001 and 2000 represent taxes withheld on foreign source revenue.


7.       Loss Per Share

         Common stock equivalents include 711,000 and 189,000 stock options and 809,471 and 973,861 warrants as of March 31, 2001 and 2000, respectively, have not been included in the computation of diluted loss per share as their effect is antidilutive.

8.       Segment Information

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

         Marine Transportation Services - Marine transportation services includes oceangoing and inland-waterway vessels used to transport crude oil, petroleum products and chemicals between ports and terminals within the U.S., primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports and inland rivers. Marine transportation services also includes work performed in the Company's shipyard facilities at Green Cove Springs, Florida.

         Towing - Harbor and offshore towing services are provided by tugs to vessels utilizing the seven ports in which the tugs operate, and to vessels at sea.

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

         The following schedule presents information about the Company's operations in its three segments (in thousands):

                                                         Three Months Ended
                                                  -----------------------------
                                                              March 31,
                                                      2001               2000
                                                  --------------   ------------
Revenues
  Offshore energy support......................    $      43,159   $    34,219
  Marine transportation services...............           29,804        35,657
  Towing.......................................            8,457         8,731
                                                   -------------   -----------
     Total.....................................    $      81,420   $    78,607
                                                   =============   ===========

Operating expenses
  Offshore energy support......................    $      24,608   $    24,111
  Marine transportation services...............           19,427        25,366
  Towing.......................................            4,834         5,032
                                                   -------------   -----------
     Total.....................................    $      48,869   $    54,509
                                                   =============   ===========

Depreciation, amortization and drydocking
  Offshore energy support......................    $       8,456   $     7,722
  Marine transportation services...............            4,359         3,245
  Towing.......................................              729           766
  General corporate............................              379           554
                                                   -------------   -----------
     Total.....................................    $      13,923   $    12,287
                                                   =============   ===========

Income (loss) from operations
  Offshore energy support......................    $       5,846   $    (1,803)
  Marine transportation services...............            4,670         5,604
  Towing.......................................            1,723         1,653
  General corporate............................           (3,830)       (3,441)
                                                   -------------   -----------
     Total.....................................    $       8,409   $     2,013
                                                   =============   ===========

Total income for reportable segments...........    $       8,409   $     2,013
Interest expense...............................          (14,616)      (14,451)
Other income...................................              388           553
                                                   -------------   -----------
  Loss before provision for income taxes.......    $      (5,819)  $   (11,885)
                                                   =============   ===========

         The following schedule presents selected financial information pertaining to the Company's geographic regions for the three months ended March 31, 2001 and 2000 (in thousands):

                                                   Three Months Ended
                                         -----------------------------------
                                                        March 31,
                                                2001               2000
                                         -----------------  ----------------

  Revenues
    Domestic.........................    $         57,670   $         54,980
    Foreign
       West Africa...................              14,622             10,404
       Middle East...................               5,002             10,860
       Southeast Asia................               4,126              2,363
                                         ----------------   ----------------
  Consolidated revenues..............    $         81,420   $         78,607
                                         ================   ================

9.       Contingencies

         From time to time, the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance, subject to certain deductibles. Management does not believe such litigation will have a material effect on the Company's financial position, results of operations or cash flows.

10.      Recent Accounting Pronouncements

         In September 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement Nos. 137 and 138. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Due to the Company's minimal use of derivatives, this pronouncement did not have a material impact on the Company's financial statements upon adoption.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the Staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. There were no significant adjustments posted as a result of the adoption of SAB 101.

11.      Subsequent Event

         On May 1, 2001, the Company took delivery of a 152' crewboat. The purchase price for the crewboat was $2.5 million, of which $50,000 was paid in cash and the remaining balance of $2.45 million was paid through borrowings under the Company's revolving credit facility.

12.      Supplemental Condensed Consolidated Financial Information (Unaudited)

         The senior secured notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly owned consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the senior notes.

         The following is condensed consolidating financial information for the Company, segregating the parent, the domestic and foreign guarantor subsidiaries, the combined non-guarantor subsidiaries and eliminations.

         Condensed Consolidating Statement of Operations (unaudited)
                              (in thousands)

                                                                            Three Months Ended March 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                 Parent        Domestic        Foreign          Non-      Eliminations   Condensed
                                                              Guarantor      Guarantor       Guarantor                  Consolidated
                                                             Subsidiaries   Subsidiaries    Subsidiaries                   Total
Revenue......................................    $    8,276  $    43,608  $      23,219   $      17,560  $     (11,243) $   81,420

Operating expenses...........................         6,331       29,546         13,929          10,204        (11,141)     48,869
Overhead expenses............................         3,698        3,116          2,516             962            (73)     10,219
Depreciation, amortization and drydocking....         1,614        4,238          5,242           2,829             --      13,923
                                                 ----------  -----------  -------------   -------------  -------------  ----------
Income (loss) from operations................        (3,367)       6,708          1,532           3,565            (29)      8,409

Other expense, net...........................        (2,452)         303         (6,725)         (5,018)          (336)    (14,228)
                                                 ----------  -----------  -------------   -------------  -------------  ----------
Loss before income taxes.....................        (5,819)       7,011         (5,193)         (1,453)          (365)     (5,819)
Provision for income taxes...................         1,414           --             --              --             --       1,414
                                                 ----------  -----------  -------------   -------------  -------------  ----------
Net loss.....................................    $   (7,233) $     7,011  $      (5,193)  $      (1,453) $        (365) $   (7,233)
                                                 ==========  ===========  =============   =============  =============  ==========

           Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                                              Three Months Ended March 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                   Parent       Domestic        Foreign        Non-    Eliminations      Condensed
                                                               Guarantor      Guarantor     Guarantor                  Consolidated
                                                              Subsidiaries  Subsidiaries   Subsidiaries                   Total
Net cash provided by (used in) operating
  activities.................................    $   13,312   $      6,615   $      478    $     (7,783)  $        5   $    12,627

Investing activities:
 Expenditures for drydocking.................           (55)        (2,754)      (3,582)             --           --        (6,391)
 Proceeds from disposals of assets...........            --            820        1,816              --           --         2,636
 Purchases of property.......................           (16)          (407)        (472)            (78)          (5)         (978)
 Acquisition of minority interest............          (524)            --           --              --           --          (524)
 Redemption of restricted investments........            --             --           --              33           --            33
 Purchases of restricted investments.........            --             --           --             (23)          --           (23)
                                                 ----------   ------------   ----------    -------------  ----------   ------------
  Net cash used in investing
     activities..............................          (595)        (2,341)      (2,238)            (68)          (5)       (5,247)

Financing activities:
 Proceeds from revolving credit facility.......       7,500             --           --              --           --         7,500
 Repayments of revolving credit facility.......     (15,750)            --           --              --           --       (15,750)
 Repayment of long-term borrowings.............      (3,931)          (329)          --              --           --        (4,260)
 Repayment of Title XI bonds...................      (1,263)            --           --              --           --        (1,263)
 Redemption of restricted cash.................         331             --           --              --           --           331
 Payments of obligations under capital leases..          --         (1,171)          --              --           --        (1,171)
                                                 ----------   ------------   ----------    ------------   ----------   -----------
  Net cash used in financing activities........     (13,113)        (1,500)          --              --           --       (14,613)
Change in cash and cash equivalents............        (396)         2,774       (1,760)         (7,851)          --        (7,233)
Cash and cash equivalents at beginning of
period.........................................       1,402         (2,190)       6,380           8,641           --        14,233
                                                 ----------   ------------   ----------    ------------   ----------   -----------
Cash and cash equivalents at end of period.....  $    1,006   $        584   $    4,620    $        790   $       --   $     7,000
                                                 ==========   ============   ==========    ============   ==========   ===========

           Condensed Consolidating Statement of Operations (unaudited)
                                 (in thousands)

                                                                              Three Months Ended March 31, 2000
                                                 -----------------------------------------------------------------------------------
                                                  Parent        Domestic       Foreign          Non-      Eliminations   Condensed
                                                               Guarantor     Guarantor       Guarantor                  Consolidated
                                                              Subsidiaries  Subsidiaries    Subsidiaries                    Total
Revenue......................................    $    11,453  $      38,042  $     24,410   $      19,030  $   (14,328) $    78,607

Operating expenses...........................          7,417         31,081        15,859          12,266      (12,114)      54,509
Overhead expenses............................          3,231          2,099         4,519           1,386       (1,437)       9,798
Depreciation, amortization and drydocking....            788          3,992         4,807           2,700           --       12,287
                                                 -----------  -------------  ------------   -------------  -----------  -----------
Income (loss) from operations................             17            870          (775)          2,678         (777)       2,013

Other expense, net...........................        (11,902)        (3,023)       (1,735)         (6,624)       9,386      (13,898)
                                                 -----------  -------------  ------------   -------------  -----------  -----------
Loss before income taxes.....................        (11,885)        (2,153)       (2,510)         (3,946)       8,609      (11,885)
Provision for income taxes...................          1,024             --            --              --           --        1,024
                                                 -----------  -------------  ------------   -------------  -----------  -----------
Net loss.....................................    $   (12,909) $      (2,153) $     (2,510)  $      (3,946) $     8,609  $   (12,909)
                                                 ===========  =============  ============   =============  ===========  ===========

           Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                                              Three Months Ended March 31, 2000
                                                 -----------------------------------------------------------------------------------
                                                   Parent      Domestic        Foreign        Non-      Eliminations    Condensed
                                                               Guarantor      Guarantor     Guarantor                  Consolidated
                                                              Subsidiaries  Subsidiaries   Subsidiaries                    Total
Net cash (used in) provided by operating
  activities.....................................$   (13,890)   $   4,165   $       (946)   $      4,134   $       39   $   (6,498)

Investing activities:
 Expenditures for drydocking......................        23       (1,621)          (813)            (21)          --       (2,432)
 Purchases of property............................       109         (415)          (491)           (386)         (39)      (1,222)
 Capital contribution to affiliate................     4,611       (4,866)            --             255           --           --
                                                  ----------    ---------   ------------    ------------   ----------   ----------
  Net cash provided by (used in) investing
     activities...................................     4,743       (6,902)        (1,304)           (152)         (39)      (3,654)

Financing activities:
Proceeds of revolving credit facility .........        6,975           --             --              --           --        6,975
Repayment of revolving credit facility.........       (2,000)          --             --              --           --       (2,000)
Repayment of long-term borrowings..............       (3,849)       2,115             --             (28)          --       (1,762)
Repayment of Title XI bonds....................           --       (1,366)            --              --           --       (1,366)
Redemption of restricted cash..................        3,464           --             --              --           --        3,464
Payments of financing costs....................         (141)        (422)            --              --           --         (563)
Payments of obligations under capital leases...           --         (817)            --              --           --         (817)
                                                 -----------    ---------   ------------    ------------   ----------   -----------
  Net cash provided by (used in) financing
activities.......................................      4,449         (490)            --             (28)          --        3,931
                                                 -----------    ---------   ------------    ------------   ----------   ----------
Change in cash and cash equivalents............       (4,698)      (3,227)        (2,250)          3,954           --       (6,221)
Cash and cash equivalents at beginning of
period.........................................        4,830        3,000          7,724           3,492           --       19,046
                                                 -----------    ---------   ------------    ------------   ----------   ----------
Cash and cash equivalents at end of period.....  $       132    $    (227)  $      5,474    $      7,446   $       --   $   12,825
                                                 ===========    =========   ============    ============   ==========   ==========


                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                                   As of March 31, 2001
                                               ------------------------------------------------------------------------------------
                                                 Parent       Domestic        Foreign         Non-      Eliminations   Condensed
                                                             Guarantor      Guarantor      Guarantor                  Consolidated
                                                            Subsidiaries   Subsidiaries  Subsidiaries                     Total
Assets
Current assets:
  Cash and cash equivalents................    $     1,006  $      584  $       4,620   $         790  $          --  $       7,000
  Accounts receivable:
     Trade, net............................            657      27,467         25,054           4,413           (198)        57,393
     Insurance claims and other............            615       3,214          5,931            (163)            --          9,597
  Marine operating supplies................           (528)      2,841          3,418           4,637             (5)        10,363
  Prepaid expenses.........................            634         724          1,195             966             --          3,519
                                               -----------  ----------  -------------   -------------  -------------  -------------
     Total current assets..................          2,384      34,830         40,218          10,643           (203)        87,872
Vessels and equipment, net.................         48,164     181,205        118,790         275,353              5        623,517
Deferred costs, net........................         16,066       9,540          7,235           8,239             --         41,080
Restricted investments.....................             --          --             --             855             --            855
Due from affiliates........................       (150,463)    (22,636)       176,710            (133)        (3,478)            --
Other......................................        513,905     333,457          8,091          36,896       (881,884)        10,465
                                               -----------  ----------  -------------   -------------  -------------  -------------
  Total assets.............................    $   430,056  $  536,396  $     351,044   $     331,853  $    (885,560) $     763,789
                                               ===========  ==========  =============   =============  =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................    $     3,007  $    1,743  $       6,003   $         598  $          --  $      11,351
  Current maturities of long-term debt.....         21,229       1,945             --           4,084             --         27,258
  Current obligations under capital leases.             --       3,483             --              --             --          3,483
  Accrued interest.........................            722         423             --           4,585             --          5,730
  Accrued liabilities and other............          8,271       7,077         18,612           4,722           (198)        38,484
                                               -----------  ----------  -------------   -------------  -------------  -------------
     Total current liabilities.............         33,229      14,671         24,615          13,989           (198)        86,306

Long-term debt.............................        184,685      25,019             --         220,066             --        429,770
Obligations under capital leases...........             --      33,644             --              --             --         33,644
Senior notes...............................         79,715          --             --              --             --         79,715
Other liabilities..........................          3,143     (81,582)        58,986          23,885             --          4,432
                                               -----------  ----------  -------------   -------------  -------------  -------------
  Total liabilities........................        300,772      (8,248)        83,601         257,940           (198)       633,867

Commitment and contingencies

Minority interest..........................             --          --             --              --            669            669

Total stockholders' equity.................        129,284     544,644        267,443          73,913       (886,031)       129,253
                                               -----------  ----------  -------------   -------------  -------------  -------------
  Total liabilities and stockholders' equity   $   430,056  $  536,396  $     351,044   $     331,853  $    (885,560) $     763,789
                                               ===========  ==========  =============   =============  =============  =============


                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                                 As of December 31, 2000
                                               -------------------------------------------------------------------------------------
                                               Parent         Domestic        Foreign          Non-      Eliminations     Condensed
                                                             Guarantor      Guarantor       Guarantor                  Consolidated
                                                           Subsidiaries   Subsidiaries    Subsidiaries                     Total
Assets
Current assets:
  Cash and cash equivalents................    $     1,402  $    (2,190) $       6,380   $       8,641  $          --  $     14,233
  Restricted cash..........................            331           --             --              --             --           331
  Accounts receivable:
     Trade, net............................          1,607       24,011         24,298           4,314           (704)       53,526
     Insurance claims and other............          1,029        3,060          7,121             336             --        11,516
  Marine operating supplies................           (695)       2,466          3,503           4,364             --         9,638
  Prepaid expenses.........................            568          920          1,177             390             --         3,055
                                               -----------  -----------  -------------   -------------  -------------  ------------
     Total current assets..................          4,242       28,267         42,449          18,045           (704)       92,299
Vessels and equipment, net.................         47,349      186,174        129,344         277,029             --       639,896
Deferred costs, net........................         17,268        7,926          4,427           8,538             --        38,159
Restricted investments.....................             --           --             --             865             --           865
Due from affiliates........................       (141,953)      63,892        117,788         (36,247)        (3,480)           --
Other......................................        509,352      327,407          3,431          37,435       (873,368)        4,257
                                               -----------  -----------  -------------   -------------  -------------  ------------
  Total assets.............................    $   436,258  $   613,666  $     297,439   $     305,665  $    (877,552) $    775,476
                                               ===========  ===========  =============   =============  =============  ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................    $       976  $     4,847  $       6,300   $         783  $          --  $     12,906
  Current maturities of long-term debt.....         27,226        1,960             --           4,084             --        33,270
  Current obligations under capital leases.             --        3,580             --              --             --         3,580
  Accrued interest.........................            454          492             --             731             --         1,677
  Accrued liabilities and other............          7,552        4,676         17,719           4,597           (704)       33,840
                                               -----------  -----------  -------------   -------------  -------------  ------------
     Total current liabilities.............         36,208       15,555         24,019          10,195           (704)       85,273

Long-term debt.............................        181,451       25,333             --         220,065             --       426,849
Obligations under capital leases...........             --       34,718             --              --             --        34,718
Senior notes...............................         79,108           --             --              --             --        79,108
Other liabilities..........................          2,944          424            785              42             --         4,195
                                               -----------  -----------  -------------   -------------  -------------  ------------
  Total liabilities........................        299,711       76,030         24,804         230,302           (704)      630,143

Commitment and contingencies

Minority interest..........................             --           --             --              --          8,819         8,819

Total stockholders' equity.................        136,547      537,636        272,635          75,363       (885,667)      136,514
                                               -----------  -----------  -------------   -------------  -------------  ------------
  Total liabilities and stockholders' equity   $   436,258  $   613,666  $     297,439   $     305,665  $    (877,552) $    775,476
                                               ===========  ===========  =============   =============  =============  ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 2000 Form 10-K.

         The MD&A contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 2000 Form 10-K.

Revenue Overview

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 53% and 44% of Company revenues for the three months ended March 31, 2001 and 2000, respectively. Marine transportation, under the new name Seabulk Tankers, consists of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical carriers in the coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. Together, they accounted for approximately 37% and 45% of Company revenues for the three months ended March 31, 2001 and 2000, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 10% and 11% of the Company's revenues for the three months ended March 31, 2001 and 2000, respectively.

Offshore Energy Support

         Revenues from the Company's offshore energy support operations are primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities, which are in turn heavily dependent upon the price of crude oil and natural gas. Further, in certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

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

-------------------- ----------------------------
                               Q1 2001
                    AHTS/  AHT/    Crew/
                    Supply  Tugs   UtilityOther
                    -----------------------------
Domestic(1)
Vessels(2)              26       -     31     1
Bareboat-out(3)          -       -      2     1
Laid-Up                  1       -      -     1
Effective
Utilization(4)         75%       -    87%     -
Fleet
Utilization(4)         72%       -    87%     -

Day Rate            $6,946       - $2,709     -


West Africa
Vessels(2) (6)          27       3      6     1
Laid-Up                  -       -      -     -
Effective
Utilization(4)         83%     46%    85%     -
Fleet
Utilization(4)         83%     46%    85%     -

Day Rate            $6,325  $4,491 $2,754     -


Middle East
Vessels(2) (5) (6)       5       8     11     7
Laid-Up                  -       -      -     -
Effective
Utilization(4)         77%     24%    66%   56%
Fleet
Utilization(4)         77%     24%    66%   56%

Day Rate            $3,003  $4,129 $1,421 $5,197


Southeast Asia
Vessels(2)               8       1      5     1
Laid-Up                  -       -      1     -
Effective
Utilization(4)         87%     37%    89%   33%
Fleet
Utilization(4)         87%     37%    71%   33%

Day  Rate           $5,347  $3,929 $1,429 $6,164
     -------------------------------------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean, and South America.
(2)  Held-for-sale vessels are excluded from the vessel count.
(3) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.
(4) Effective utilization excludes laid-up vessels. Fleet utilization includes laid-up vessels.
(5) The Middle East - Other category includes a vessel that is in a 50/50 joint venture and not included in the day rate and utilization statistics.
(6) During Q1 2001, one AHTS, one supply boat, and one specialty vessel (other), transferred from the Middle East to West Africa.








-----------------------------------------------------------------------------------------------------------------------------------
                             Q1 2000                       Q2 2000                       Q3 2000                     Q4 2000
                   AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
                 Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs  UtilityOther
                -------------------------------------------------------------------------------------------------------------------
Domestic(1)
Vessels(2)(3)       25      -      33      2     26       -     33       2     26       -     31       2     26     -     32     2

Bareboat-out(4)      -      -       6      1      -       -      2       1      -       -      2       1      -     -      2     1

Laid-Up              3      -       1      2      5       -      2       2      3       -      -       2      2     -      -     2
Effective
Utilization(5)     80%      -     79%      -    79%       -    81%       -    76%       -    86%       -    68%     -    86%     -
Fleet
Utilization(5)     74%      -     76%      -    67%       -    76%       -    67%       -    86%       -    62%     -    86%     -

Day Rate        $3,663      -  $1,894      - $4,024       - $1,921       - $4,821       - $2,117       - $6,174     - $2,403     -


West Africa
Vessels(3)          24      4       5      1     25       4      5       1     26       4      6       1     26     4      6     1
Laid-Up              2      1       1      1      2       1      1       1      1       2      1       1      1     2      1     1
Effective
Utilization(5)     85%    57%     53%      -    83%     60%    59%       -    85%     81%    62%       -    87%   95%    84%     -
Fleet
Utilization(5)     79%    43%     44%      -    76%     45%    48%       -    82%     44%    51%       -    83%   48%    70%     -

 Day Rate       $5,304 $4,289  $2,450      - $5,618  $5,200 $2,460       - $5,887  $5,122 $2,809       - $5,820 $5,103 $2,978    -


Middle East
Vessels(6)(7)       24     21      29      8     21      21     29       8     18      21     24       8     12    16     19     8
Laid-Up             10      5      15      -     10       5     12       -     10       6     12       -      6     5      8     -
Effective
Utilization(5)     62%    72%     69%    69%    83%     74%    61%     70%    83%     50%    61%     55%    69%   45%    63%   55%
Fleet
Utilization(5)     36%    54%     38%    69%    45%     55%    36%     70%    39%     35%    31%     55%    36%   31%    34%   55%

 Day Rate       $2,899 $2,809  $1,373 $6,988 $2,995  $2,960 $1,446  $6,302 $2,634  $3,345 $1,483  $5,510 $3,544 $3,841 $1,543 $5,669


Southeast Asia
Vessels              9      2       5      2      9       2      5       2     10       2      5       2     10     2      5     2
Laid-Up              3      -       -      1      2       1      -       -      2       1      -       -      2     1      -     -
Effective
Utilization(4)     49%     7%     46%    33%    90%     96%    66%     85%    85%     60%    69%     83%    68%   41%    83%   61%
Fleet
Utilization(4)     38%     7%     46%    17%    70%     48%    66%     85%    73%     30%    69%     83%    55%   21%    83%   61%

 Day Rate       $4,031 $8,516  $1,540 $8,086 $4,358  $4,569 $1,549  $5,268 $3,765  $7,364 $1,330  $5,474 $5,380 $4,775 $1,655 $5,085
-----------------------------------------------------------------------------------------------------------------------------------


(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.
(2) One vessel was sold in Q4 2000 from the Crew/Utility category. Since the vessel earned substantial revenues during the quarter, it was included in the statistics.
(3) One vessel in the Crew/Utility category changed reporting area from Domestic to West Africa after Q2 2000. The statistics reflected this move.
(4) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.
(5) Effective utilization excludes laid-up vessels. Fleet utilization includes laid-up vessels of which 10 are being actively marketed for sale in the Middle East.
(6) As of March 1, 2001, the Company sold one vessel from the AHTS/Supply category and two vessels from the Crew/Utility category. These vessels are included in the Fleet Utilization as of December 31, 2000.
(7) The Middle East-AHT/Tugs and other categories include a vessel that is a 44-foot harbor tug and in a 50/50 joint venture, respectively, which are not included in the day rate and utilization statistics.

         As indicated in the above tables, average day rates for the Domestic operating area improved steadily throughout 2000 and into the first quarter of 2001 due to sharply higher oil and gas prices and a resulting increase in offshore exploration and production activities. The Company took delivery of a 1996-built, 152-foot crewboat in the fourth quarter of 2000 and took delivery of a similar vessel on May 1, 2001. Demand for these larger crewboats is increasing as oil and gas exploration moves to deepwater developments farther offshore.

         Average day rates for the Company's fleet operating in overseas markets have steadily rebounded, with the exception of the Middle East, where production cutbacks by the Organization of Petroleum Exporting Countries ("OPEC") during the first quarter of 2001, together with competition from local operators, caused a decrease in day rates and utilization. However, the Company was able to enter into long-term contracts for a number of its vessels, as part of a package, with existing customers, which increased the utilization and day rates for certain vessels. In addition, during the quarter an anchor handling tug supply vessel, a supply boat (which was laid up in 2000) and a specialty vessel were transferred from the Middle East to West Africa, where employment opportunities and day rates have been increasing. Average day rates for the Company's anchor handling tug supply vessels and supply boats at April 30, 2001 for Domestic, West Africa, the Middle East and Southeast Asia were $7,200, $6,200, $3,000, and $4,000, respectively.

         The Company reclassified 14 vessels to "held for sale" status during the first quarter of 2001. The majority of these vessels were in the Middle East region and previously laid up. These vessels were under-performing or non-performing and will be offered for sale, mainly through brokers. The Company currently has 24 vessels for sale, which are no longer considered part of the offshore fleet.

         In the U.S. Gulf of Mexico, the Company laid up a geophysical vessel during the first quarter of 2001. This vessel worked in Southeast Asia during the fourth quarter of 2000, but transferred to the domestic fleet as of January 1, 2001. The Company also reactivated one supply boat in the U.S. Gulf of Mexico. In the Middle East, two tugs were laid up and one anchor handling tug supply vessel, one supply boat and two utility boats were sold. In addition, a previously working tug was also sold and one supply boat was reactivated. In West Africa, an anchor handling tug and a crewboat were reactivated. In Southeast Asia, a utility boat was laid up.

         The reactivations during the first quarter of 2001 were mainly the result of improving market conditions and certain contractual commitments with customers. The cost to reactivate the four vessels was approximately $1.6 million and is expected to contribute approximately $2.1 million in EBITDA during 2001.

         Management continuously evaluates the profitability of the fleet and may lay up or dispose of certain vessels if the cost to maintain and operate them is not economically justified. As of March 31, 2001, the Company had three vessels in lay-up, which are scheduled for reactivation during 2001 at a cost of approximately $1.2 million.

Marine Transportation

         Revenues from the Company's marine transportation services are derived principally from the operations of 10 tankers carrying crude oil, petroleum products and chemicals in the U.S. Jones Act trade, and to a lesser extent from towboat and fuel barge operations in Jacksonville, Florida.

         Petroleum Tankers. Demand for crude oil and petroleum product transportation services is dependent both on the level of production and refining, and on consumer and commercial use of petroleum-based products. The Company operated seven petroleum tankers at March 31, 2001. Five of the Company's petroleum tankers are newly built, double-hull state-of-the-art vessels delivered in late 1998 and the first half of 1999. Two of these have chemical-carrying capabilities.

         Chemical Tankers. Demand for industrial chemical transportation services coincides with overall economic activity. The Company operated two chemical tankers and one multipurpose vessel in the chemical trade as of March 31, 2001. The multi-purpose vessel is one of the five double-hull vessels. The two straight chemical tankers are double-bottom ships.

         The following table sets forth the number of vessels and revenues for the Company's chemical and product carriers:

                                             Three Months Ended March 31,
                                       --------------------------------------
                                               2001              2000(1)(2)
                                       -------------------  -----------------
Number of vessels owned.............                  10                   11
Revenues (in thousands).............   $          28,035    $          34,431

--------------------------

(1) During the third quarter of 2000, the Company scrapped one tanker that was at the end of its OPA 90-mandated useful life.
(2) Includes revenues from chartered-in vessels of $0.0 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively.

         Inland Tugs and Barges. Revenue from the Company's Sun State Marine Services subsidiary has been derived primarily from contracts of affreightment with Steuart Petroleum Co. and FPL that require the Company to transport fuel as needed. On January 31, 2001, Sun State renewed the contract with Steuart for four years with an additional seven-year renewal option. The renewal option is contingent on Steuart's ability to renew a related contract. Revenue is also derived from Sun State's ship maintenance, repair, drydocking and construction activities. Revenues from these operations were $1.7 and $1.2 million for the three months ended March 31, 2001 and 2000, respectively.

Towing

         Revenues derived from the Company's tug operations are primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                           2001         2000
                                                   ---------------  ------------
     Number of tugs at end of period............              31             37
     Total towing revenue (in thousands)........   $       8,457    $     8,731

         Towing revenues decreased slightly in the three months ended March 31, 2001 as compared to the same period in the prior year mainly due to the sale of vessels. The Company sold a total of five vessels in 2000, one in the second quarter and four in the third quarter; and two vessels in the first quarter of 2001. The associated proceeds were used to pay down debt. In addition, the Company took delivery of its fourth SDM(TM) in the second quarter of 2000.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview of Operating Expenses and Capital Expenditures" in the 2000 Form 10-K.

Results of Operations

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

                                                                            Three Months ended March 31,
                                                                   -------------------------------------------------
                                                                           2001                     2000
                                                                   ---------------------    ------------------------
                                                                                    (in millions)
    Revenues.................................................     $     81.4        100%   $     78.6          100%
    Operating expenses.......................................           48.9          60         54.5            69
    Overhead expenses........................................           10.2          13          9.8            12
    Depreciation, amortization and drydocking expense........           13.9          17         12.3            16
                                                                  ----------  -----------  ----------  ------------
    Income from operations...................................     $      8.4          10%  $        2            3%
                                                                  ==========  ===========  ==========  ============

    Interest expense, net....................................     $     14.6          18%  $     14.2           18%
                                                                  ==========  ===========  ==========  ============

    Net loss.................................................     $      (7.2)        (9)% $    (12.9)        (16)%
                                                                  =========== ============ ==========  ============

Three months ended March 31, 2001 compared with the three months ended March 31, 2000

         Revenue. Revenues increased 3.6% to $81.4 million for the three months ended March 31, 2001 from $78.6 million for the three months ended March 31, 2000. This increase is primarily due to an increase in utilization and day rates in the Company's offshore energy support operations offset by decreases in revenues in the marine transportation and towing segment. See discussion above.

         Offshore energy support revenue increased 26.1% to $43.2 million for the three months ended March 31, 2001 from $34.2 million for the same period in 2000, primarily due to increased day rates resulting from the increase in offshore exploration and production activity.

         Marine transportation revenue decreased 16.4% to $29.8 million for the three months ended March 31, 2001 from $35.7 million for the three months ended March 31, 2000. This decrease is primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000, the Company's chartering in of one tanker in the first quarter of 2000 through October, and the redeployment of three tankers from spot trading to time charters. Under a time charter, the cost of fuel and port charges is borne by the charterer. In December 2001, three affreightment contracts will expire, at which time it is expected the Company will enter into time charters under more favorable rates.

         Towing revenue of $8.5 million decreased slightly for the three months ended March 31, 2001 from $8.7 million for the three months ended March 31, 2000 due to vessel sales during 2000.

         Operating Expenses. Operating expenses decreased 10.3% to $48.9 million for the three months ended March 31, 2001 from $54.5 million in the 2000 period, primarily due to reduced charter hire payments, fuel, and port charges. The reduction in fuel and port charges is primarily due to the change of three tankers from spot trading to time charters. As a percentage of revenue, operating expenses decreased to 60% for the three months ended March 31, 2001 from 69% for the 2000 period.

         Overhead Expenses. Overhead expenses increased 4% to $10.2 million for the three months ended March 31, 2001 from $9.8 million for the three months ended March 31, 2000. This is primarily due to increased in-house professional staffing to save on third-party consulting fees and services. As a percentage of revenue, overhead expenses increased to 13% for the three months ended March 31, 2001 from 12% for the 2000 period.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense increased 13.3% to $13.9 million for the three months ended March 31, 2001 from $12.3 million for the three months ended March 31, 2000, primarily due to increased drydocking expenditures. Additionally, in the fourth quarter of 2000, the Company revised the useful lives of certain offshore energy support vessels, thereby increasing depreciation expense for the three months ended March 31, 2001 as compared to the same period in 2000.

         Income from Operations. Income from operations totaled $8.4 million, or 10% of revenue, for the three months ended March 31, 2001 compared to income of $2.0 million, or 3% of revenue, for the three months ended March 31, 2000, primarily due to factors discussed above.

         Net Interest Expense. Net interest expense is relatively unchanged at $14.6 million, or 18% of revenue, for the three months ended March 31, 2001 from $14.2 million for the three months ended March 31, 2000.

         Net Loss. The Company had a net loss of $7.2 million for the three months ended March 31, 2001 compared to a net loss of $12.9 million for the three months ended March 31, 2000, primarily as a result of the factors noted above.

Liquidity and Capital Resources

         Background. The Company's capital requirements arise primarily from its need to service debt, fund working capital, and maintain and improve its vessels. Historically, the Company's principal sources of cash have been equity and debt financing and cash provided by operations. Although the Company's ability to fund its capital requirements was affected by the decline in rates and utilization of its offshore energy support vessels in 1999, the gradual recovery of this market is reflected in the earnings for the first quarter of 2001.

         Cash Flows. During the first three months of 2001, the Company had $12.6 million of cash derived from operating activities after accounting for the net loss for the period adjusted for changes in working capital as well as depreciation and amortization of drydocking costs. Cash used in investing activities was $5.2 million used primarily for the purchase of property and drydocking expenditures offset by proceeds from the sale of vessels. Cash used in financing activities was $14.6 million. It was primarily applied to principal payments under the Company's long-term debt and capital lease obligations, and repayments to the revolving credit facility, offset by proceeds from the revolving credit facility.

         During the first three months of 2000, the Company used $6.5 million of cash from operations after accounting for the net loss for the period adjusted for changes in recurring non-cash items. Cash used in investing activities was $3.6 million for the period, primarily reflecting the costs of capital improvements to vessels and drydocking expenditures. Cash provided by financing activities was $3.9 million. It was primarily the receipt of proceeds from the revolving credit facility and redemption of restricted cash, offset by principal payments under the Company's long-term debt and capital lease obligations, and repayments to the revolving credit facility.

         Recent Expenditures and Future Cash Requirements. With the market upswing during the second half of 2000, the Company elected to purchase two modern 152' crewboats for a total price of $5.0 million. Deposits totaling $175,000 were made during October 2000. In December 2000, the first crewboat was delivered and the remaining balance of $2.4 million was paid at the time of delivery. The second crewboat was delivered on May 1, 2001, for which the Company made a cash payment of $2.45 million.

         In December 2000, the Company signed an agreement to purchase the remaining 24.25% equity interest in its five 46,000 dwt double-hull petroleum and chemical tankers. The purchase was completed in January 2001, and was funded by $0.5 million in cash and a promissory note in the principal amount of $10.5 million at an interest rate of 8.5%. The aggregate cost of the five carriers was approximately $280.0 million, a substantial portion of which was financed with the proceeds of U.S. government-guaranteed Title XI ship financing bonds. The Company now has 100% equity ownership of all five double-hull tankers.

         The Company's current and future capital needs relate primarily to debt service, vessel maintenance and fleet improvement costs. Principal obligations for the first quarter of 2001 were $6.7 million. Cash interest obligations were $8.6 million of $14.6 million in total interest expense, which includes amortization of bank fees and discounts on notes. The Company's principal payments for the remainder of 2001 are estimated at $19.4 million. Estimated cash interest obligations total $41.2 million.

         During the first quarter of 2001, the Company incurred $7.4 million in capital expenditures for fleet improvements and drydocking costs for 17 vessels. For the remainder of 2001, these expenditures are expected to aggregate $20.3 million.

         The Company believes that operating cash flow, proceeds from sales of vessels and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001. As the Company's operating cash flow is dependent on factors beyond the Company's control, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations. In the meantime, we are evaluating financing alternatives to support future growth and enhance shareholder value.

         The Reorganization. Under the reorganization plan effective December 15, 1999, the Company obtained new credit facilities from a group of financial institutions. The new facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of 12.5% senior secured notes due 2007. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Predecessor Company's bank loans and to pay administrative and other fees and expenses. The balance of the proceeds is being used for working capital and general corporate purposes.

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. The credit agreement provides for the following facilities:
                                                            Interest Rate as of
      Facility.                    Amount         Maturity     April 30, 2001
      --------                     ------         --------     --------------

  Tranche A term loan            $75 million        2004              7.75%
  Tranche B term loan            $30 million        2005              8.25%
  Tranche C term loan            $95 million        2006              8.75%
  Revolving credit facility      $25 million        2004             -- (1)
      .........
  (1)  Balance on revolving credit facility as of April 30, 2001 was zero.

         The interest rate for borrowings under the credit agreement is set from time to time at the Company's option, subject to certain conditions set forth in the credit agreement, at either:

o the higher of the rate that the administrative agent announces from time to time as its prime lending rate (8.5% as of March 31, 2001) or 1/2 of 1.0% in excess of the overnight federal funds rate, plus a margin ranging from 2.25% to 3.25% or
o a rate based on a percentage of the administrative agent's quotation to first-class banks in the New York interbank Eurodollar market for dollar deposits (LIBOR: 5.13% as of March 31, 2001), plus a margin ranging from 3.25% to 4.25%.

         During the first three months of 2001, the Company made the following principal payments under the term loans: Tranche A, $2.4 million, Tranche B, $0.4 million and Tranche C, $1.2 million. Of these payments, $2.1 million was derived from the sale of surplus vessels. Interest payments on the term loans for the first three months of 2001 were: Tranche A, $1.4 million, Tranche B, $0.6 million and Tranche C, $2.1 million. At March 31, 2001, $6.0 million was outstanding under the revolving credit facility. This balance was completely paid down as of April 9, 2001. In addition to the revolver balance, there are $1.7 million in outstanding letters of credit as of April 30, 2001.

         Borrowings under the credit agreement are collateralized by first priority perfected security interests in substantially all of the equity of the Company's subsidiaries and by first priority perfected security interests in certain of the vessels and other assets owned by the Company and its subsidiaries. In addition, certain of the Company's subsidiaries have guaranteed its obligations under the credit agreement. The credit agreement contains customary covenants that require the Company, among other things, to meet certain financial ratios and that prohibit it from taking certain actions and entering into certain transactions.

         The senior secured notes did not receive the rating from the rating agencies required under the note indenture, to have been received by April 15, 2000. As a result, the interest rate for the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, of which notes in the aggregate principal amount of $1.2 million have been paid in quarterly amounts between June 30, 2000 and March 31, 2001. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

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

Recent Developments

         On March 12, 2001, Hvide Marine Incorporated (the "Issuer") filed a "Certificate of Ownership and Merger" with the Secretary of State of the State of Delaware that merged the Issuer's newly organized, wholly-owned subsidiary Seabulk International, Inc. into the Issuer. This Certificate of Ownership and Merger provided that from and after the effective date of the merger, the name of the merged companies would be Seabulk International, Inc. Additionally, the names of certain of the Company's subsidiaries were changed from "Hvide" to "Seabulk." The merger and name change became effective on March 19, 2001, and the Issuer's common stock began trading on the Nasdaq National Market under its new symbol "SBLK" on March 21, 2001. The Company's Class A Warrants began trading on the OTC Bulletin Board under their new symbol "SBLKW" on March 21, 2001.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         Information about the Company's exposure to market risk was disclosed in its 2000 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         For information concerning certain legal proceedings see Note 9 of the financial statements.

Item 6.   Exhibits and Reports on Form 8-K

         None.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.


 /s/ J. STEPHEN NOUSS

J. Stephen Nouss
Senior Vice President and Chief Financial Officer
Date:  May 11, 2001