Form 10-Q
period 2001-06-30
SEABULK INTERNATIONAL INC
filed 2001-08-13
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                   For the quarterly period ended June 30, 2001

                         Commission File Number: 0-28732



                           SEABULK INTERNATIONAL, INC.


State of Incorporation:  Delaware            I.R.S. Employer I.D.:  65-0966399

                          Address and Telephone Number:
                                2200 Eller Drive
                                P.O. Box 13038
                        Ft. Lauderdale, Florida 33316
                                 (954) 523-2200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. YES |X| NO





There were 10,212,914 shares of Common Stock, par value $0.01 per share, outstanding at July 31, 2001.

SEABULK INTERNATIONAL, INC.



Index


                                                                                                               Page


Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements (Unaudited)................................................. 1

              Condensed Consolidated Statements of Operations for the three and six months ended
              June 30, 2001 and 2000............................................................................. 1

              Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000............................................................................. 2

              Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000....................... 3

              Notes to Condensed Consolidated Financial Statements............................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................14

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................23

Part II.  Other Information

Item 1.  Legal Proceedings.......................................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................24

Item 6.  Exhibits and Reports on Form 8-K........................................................................24

Signature........................................................................................................24






As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

                                       14
PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                     Seabulk International, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations (Unaudited)
                         (in thousands, except per share data)

                                                                             Three Months Ended         Six Months Ended
                                                                                  June 30,                    June 30,
                                                                         --------------------------  --------------------------
                                                                              2001          2000          2001          2000
                                                                         ------------  ------------  ------------  ------------
Revenue.............................................................     $    91,424   $    80,211   $   172,844   $   158,818
Operating expenses:
   Crew payroll and benefits........................................          24,683        22,501        48,613        45,715
   Charter hire.....................................................           1,429         3,193         2,920         7,427
   Repairs and maintenance..........................................           5,833         5,779        12,208        12,178
   Insurance........................................................           2,916         3,225         5,816         6,195
   Fuel and consumables.............................................           8,608        11,015        17,573        22,281
   Rent, utilities and other........................................           5,096         6,528        10,304        12,955
                                                                         -----------   -----------   -----------   -----------
     Total operating expenses.......................................          48,565        52,241        97,434       106,751
Overhead expenses:
   Salaries and benefits............................................           5,607         5,113        11,259        10,362
   Office...........................................................           1,474         1,528         3,003         3,074
   Professional fees................................................             574         1,360         1,852         2,756
   Other............................................................           1,480         1,835         3,240         3,443
                                                                         -----------   -----------   -----------   -----------
     Total overhead expenses........................................           9,135         9,836        19,354        19,635
Depreciation, amortization and drydocking...........................          14,821        12,157        28,744        24,443
                                                                         -----------   -----------   -----------   -----------
Income from operations..............................................          18,903         5,977        27,312         7,989
Other income (expense):
   Interest expense.................................................         (14,080)      (16,436)      (28,696)      (30,888)
   Interest income..................................................              20           184            66           443
   Minority interest in (income) losses of subsidiaries.............             (27)          596           181         1,065
   (Loss) gain on disposal of assets................................             (96)          643           154           643
   Other............................................................            (186)        6,869          (302)        6,695
                                                                         -----------   -----------   -----------   -----------
     Total other expense, net.......................................         (14,369)       (8,144)      (28,597)      (22,042)
                                                                         -----------   -----------   -----------   -----------
Income (loss) before provision for income taxes.....................           4,534        (2,167)       (1,285)      (14,053)
Provision for income taxes..........................................           1,784         1,083         3,198         2,107
                                                                         -----------   -----------   -----------   -----------
     Net income (loss)..............................................     $     2,750   $    (3,250)  $    (4,483)  $   (16,160)
                                                                         ===========   ===========   ===========   ===========

Earnings (loss) per common share:
   Earnings (loss) per common share - basic.........................     $      0.27   $     (0.33)  $     (0.44)  $     (1.62)
                                                                         ===========   ===========   ===========   ===========

   Earnings (loss) per common share - diluted.......................     $      0.25   $     (0.33)  $     (0.44)  $     (1.62)
                                                                         ===========   ===========   ===========   ===========

   Weighted average common shares outstanding - basic...............          10,200        10,002        10,174        10,001
                                                                         ===========   ===========   ===========   ===========

   Weighted average common shares outstanding - diluted.............          10,800        10,002        10,174        10,001
                                                                         ===========   ===========   ===========   ===========


See accompanying notes

                  Seabulk International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                              -----------------------------
                                                                                                    2001            2000
                                                                                              --------------- -------------
Operating activities:
  Net loss..................................................................................  $     (4,483)   $    (16,160)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization of vessels and equipment...............................        22,545          21,368
       Provision for bad debts..............................................................           544             143
       Gain on disposal of assets...........................................................          (154)           (643)
       Amortization of drydocking costs.....................................................         6,199           3,075
       Amortization of discount on long-term debt and financing costs.......................         2,603           2,619
       Minority interest in losses of subsidiaries..........................................          (181)         (1,065)
       Other non-cash items.................................................................           240             439
       Changes in operating assets and liabilities:
           Accounts receivable..............................................................        (3,388)         (1,248)
           Other current and long-term assets...............................................         1,725          (4,482)
           Payment of reorganization items..................................................            --          (4,494)
           Accounts payable and other liabilities...........................................          (349)         (5,915)
                                                                                              ------------    ------------
             Net cash provided by (used in) operating activities............................        25,301          (6,363)

Investing activities:
  Expenditures for drydocking...............................................................       (11,950)         (3,496)
  Proceeds from disposals of assets.........................................................         4,700           7,598
  Purchases of vessels and equipment........................................................        (4,739)         (5,404)
  Acquisition of minority interest..........................................................          (524)             --
  Redemption of restricted investments......................................................            32           2,092
  Purchase of restricted investments........................................................           (21)             --
                                                                                              ------------    ------------
     Net cash (used in) provided by investing activities....................................       (12,502)            790

Financing activities:
  Proceeds from revolving credit facility...................................................        27,000          14,353
  Payments of revolving credit facility.....................................................       (30,250)         (4,000)
  Payments of long-term borrowings..........................................................        (9,756)        (11,059)
  Payments of Title XI bonds................................................................        (4,739)         (4,715)
  Redemption of restricted cash.............................................................           331           6,433
  Payments of financing costs...............................................................            --            (596)
  Payments of obligations under capital leases..............................................        (2,115)         (1,839)
  Proceeds from exercise of warrants........................................................             1              --
                                                                                              ------------    ------------
     Net cash used in financing activities..................................................       (19,528)         (1,423)
                                                                                              ------------    ------------
  Change in cash and cash equivalents.......................................................        (6,729)         (6,996)
  Cash and cash equivalents at beginning of period..........................................        14,233          19,046
                                                                                              ------------    ------------
  Cash and cash equivalents at end of period................................................  $      7,504    $     12,050
                                                                                              ============    ============

Supplemental schedule of noncash investing and financing activities:
  Notes payable issued for the acquisition of minority interest.............................  $     10,500    $         --
                                                                                              ============    ============
  Notes payable issued for payment of accrued interest and fees.............................  $        860    $        514
                                                                                              ============    ============

See accompanying notes

               Seabulk International, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
                  (in thousands, except par value data)

                                                                                                  June 30,       December 31,
                                                                                                    2001             2000
                                                                                              ---------------   ------------
Assets
Current assets:
   Cash and cash equivalents.............................................................      $      7,504     $     14,233
   Restricted cash.......................................................................                --              331
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,932 and $6,398 in 2001 and 2000,
        respectively.....................................................................            56,370           53,526
     Insurance claims and other..........................................................            10,530           11,516
   Marine operating supplies.............................................................             9,201            9,638
   Prepaid expenses......................................................................             2,893            3,055
                                                                                               ------------     ------------
     Total current assets................................................................            86,498           92,299

Vessels and equipment, net...............................................................           615,246          639,896
Deferred costs, net......................................................................            42,031           38,159
Restricted investments...................................................................               854              865
Other....................................................................................             9,037            4,257
                                                                                               ------------     ------------
     Total assets........................................................................      $    753,666     $    775,476
                                                                                               ============     ============
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable......................................................................      $      7,248     $     12,906
   Current maturities of long-term debt..................................................            38,448           33,270
   Current obligations under capital leases..............................................             3,256            3,580
   Accrued interest......................................................................             1,295            1,677
   Accrued liabilities and other.........................................................            37,945           33,840
                                                                                               ------------     ------------
     Total current liabilities...........................................................            88,192           85,273

Long-term debt...........................................................................           414,806          426,849
Obligations under capital leases.........................................................            32,927           34,718
Senior notes.............................................................................            80,338           79,108
Other liabilities........................................................................             4,675            4,195
                                                                                               ------------     ------------
     Total liabilities...................................................................           620,938          630,143

Contingencies (Note 9)

Minority interest........................................................................               695            8,819

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and outstanding...........               --               --
   Common stock--$.01 par value, authorized 20,000 shares; 10,213 and 10,117 shares
      issued and outstanding in 2001 and 2000, respectively..............................               102              101
   Additional paid-in capital............................................................           166,963          166,963
   Accumulated other comprehensive loss..................................................               (32)             (33)
   Accumulated deficit...................................................................           (35,000)         (30,517)
                                                                                               ------------     ------------
     Total stockholders' equity..........................................................           132,033          136,514
                                                                                               ------------     ------------
       Total liabilities and stockholders' equity........................................      $    753,666     $    775,476
                                                                                               ============     ============

See accompanying notes.

                  Seabulk International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

         The Company has no material components of comprehensive income (loss) except net income (loss).

         Certain financial statement reclassifications have been made to conform prior periods' data to the 2001 financial statement presentation.

2.       Issues Affecting Liquidity

         The Company's current and future capital requirements as they relate primarily to debt service, vessel maintenance and fleet improvements total approximately $109.8 million for fiscal 2001. The Company believes that operating cash flow, proceeds from sales of vessels and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001. As the Company's operating cash flow is dependent in part on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

3.       Vessel Acquisition

         On May 1, 2001, the Company took delivery of a 152' crewboat. The purchase price for the crewboat was $2.5 million, of which $50,000 was paid in cash and the remaining balance of $2.45 million was paid through borrowings under the Company's revolving credit facility.

4.       Acquisition of Minority Interest

         On January 15, 2001, the Company acquired the remaining 24.25% interest in its five 46,000 dwt double-hull petroleum and chemical tankers. The purchase price was approximately $11.0 million, of which $523,544 was paid in cash and the remaining balance was paid by a promissory note in the principal amount of $10.5 million. The note is guaranteed by certain securities of certain subsidiaries of the Company. The note accrues interest at 8.5% per annum and is paid quarterly. Principal is due in quarterly payments of $525,000 through January 2006. This transaction resulted in the elimination of minority interest and an increase to vessels and equipment of $3.1 million, representing the fair value of assets acquired over the carrying value of the minority interest. The increase in vessels and equipment is being depreciated over the remaining useful lives of the tankers.

5.       Senior Notes

         The Company's senior secured notes have not received the bond rating from the rating agencies required by the note indenture. As a result, the interest rate on the senior notes increased from 12.5% to 13.5%. The additional interest is payable quarterly in the form of additional senior notes, of which notes in the principal amount of $239,982 and $240,582 were issued for the three months ended March 31, 2001 and June 30, 2001, respectively. The Company is currently seeking the bond ratings necessary to return the interest rate to 12.5%.

6.       Income Taxes

         For the three and six months ended June 30, 2001 and 2000, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at June 30, 2001 and 2000 to reduce the net deferred tax assets to zero. The current provision for income taxes for the three and six month periods ended June 30, 2001 and 2000 represent taxes withheld on foreign source revenue.

7.       Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

                                                                       Three Months Ended          Six Months Ended
                                                                            June 30,                   June 30,
                                                                    ------------------------   -------------------------
                                                                        2001          2000         2001          2000
                                                                    -----------   -----------  -----------   -----------
                                                                         (in thousands, except for per share data)
   Numerator:
   Numerator for basic and diluted earnings (loss) per share
     net income (loss) available to common shareholders...........  $    2,750   $    (3,250)  $   (4,483)   $  (16,160)
                                                                    ===========  ===========   ==========    ==========
   Denominator:
   Denominator for basic earnings per share-weighted average
     shares.......................................................      10,200        10,002       10,174        10,001

   Effects of dilutive securities:
   Stock options..................................................          62            --           --            --
   Warrants.......................................................         538            --           --            --
                                                                    -----------  -----------   ----------    ----------
   Dilutive potential common shares...............................         600            --           --            --
   Denominator for diluted earnings per share-adjusted weighted
     average shares and assumed conversions.......................      10,800        10,002       10,174        10,001
                                                                    ===========  ===========   ==========    ==========
   Earnings (loss) per share - basic..............................  $    0.27     $    (0.33)  $    (0.44)   $    (1.62)
                                                                    ===========  ===========   ==========    ==========

   Earnings (loss) per share - diluted............................  $    0.25     $    (0.33)  $    (0.44)   $    (1.62)
                                                                    ===========  ===========   ==========    ==========

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

         Marine Transportation Services - Marine transportation services includes oceangoing and inland-waterway vessels used to transport crude oil, petroleum products and chemicals between ports and terminals within the U.S.

         Towing - Harbor and offshore towing services are provided by tugs to vessels utilizing the seven ports in which the tugs operate, and to vessels at sea.

         The following schedule presents segment and geographic information about the Company's operations (in thousands):


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                    ------------------------------------  -----------------------------------
                                                           2001               2000               2001               2000
                                                    -----------------  -----------------  -----------------  ----------------
Revenue
  Offshore energy support......................     $         50,544   $         37,510   $         93,703   $         71,729
  Marine transportation services...............               32,299             34,386             62,103             70,043
  Towing.......................................                8,581              8,315             17,038             17,046
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $         91,424   $         80,211   $        172,844   $        158,818
                                                    ================   ================   ================   ================

Operating expenses
  Offshore energy support......................     $         23,691   $         23,228   $         48,299   $         47,339
  Marine transportation services...............               19,941             24,133             39,368             49,499
  Towing.......................................                4,933              4,880              9,767              9,913
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $         48,565   $         52,241   $         97,434   $        106,751
                                                    ================   ================   ================   ================

Depreciation, amortization and drydocking
  Offshore energy support......................     $          9,311   $          7,711   $         17,767   $         15,432
  Marine transportation services...............                4,435              3,250              8,794              6,495
  Towing.......................................                  691                767              1,420              1,533
  General corporate............................                  384                429                763                983
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $         14,821   $         12,157   $         28,744   $         24,443
                                                    ================   ================   ================   ================

Income from operations
  Offshore energy support......................     $         13,687   $          2,814   $         19,533   $          1,011
  Marine transportation services...............                6,543              5,382             11,213             10,986
  Towing.......................................                1,831              1,310              3,554              2,963
  General corporate............................               (3,158)            (3,529)            (6,988)            (6,971)
                                                    ----------------   ----------------   ----------------   ----------------
     Total.....................................     $         18,903   $          5,977   $         27,312   $          7,989
                                                    ================   ================   ================   ================

Total income for reportable segments...........     $         18,903   $          5,977   $         27,312   $          7,989
Interest expense...............................              (14,080)           (16,436)           (28,696)           (30,888)
Other (expense) income.........................                 (289)             8,292                 99              8,846
                                                    ----------------   ----------------   ----------------   ----------------
  Income (loss) before provision for income
     taxes.....................................     $          4,534   $         (2,167)  $         (1,285)  $        (14,053)
                                                    ================   ================   ================   ================


                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                              June 30,
                                                    ------------------------------------  -----------------------------------
                                                           2001               2000               2001               2000
                                                    -----------------  -----------------  -----------------  ----------------
Revenue
  Domestic....................................      $         64,680   $         53,833   $        122,350   $        108,813
  Foreign
     West Africa..............................                17,074             11,082             31,696             21,486
     Middle East..............................                 6,088             11,085             11,090             21,945
     Southeast Asia...........................                 3,582              4,211              7,708              6,574
                                                    ----------------   ----------------   ----------------   ----------------
Consolidated revenue..........................      $         91,424   $         80,211   $        172,844   $        158,818
                                                    ================   ================   ================   ================




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

10.      Supplemental Condensed Consolidated Financial Information (Unaudited)

         The senior secured notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company's wholly-owned consolidated subsidiaries. A substantial portion of the Company's cash flows are generated by its subsidiaries. As a result, the funds necessary to meet the Company's obligations are provided in substantial part by distributions or advances from its subsidiaries. Under certain circumstances, contractual or legal restrictions, as well as the financial and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its obligations, including the payments of principal and interest on the senior notes.

         The following is condensed consolidating financial information for the Company, segregating the parent, the domestic and foreign guarantor subsidiaries, the combined non-guarantor subsidiaries and eliminations.

        Condensed Consolidating Statement of Operations (unaudited)
                               (in thousands)

                                                                    Three Months Ended June 30, 2001
                                      -------------------------------------------------------------------------------------------
                                          Parent        Domestic        Foreign          Non-      Eliminations     Condensed
                                                        Guarantor      Guarantor       Guarantor                  Consolidated
                                                      Subsidiaries   Subsidiaries    Subsidiaries                     Total
                                      -------------  -------------  -------------  --------------  -------------  -------------
Revenue.............................. $       7,830  $      50,496  $      29,812   $      18,210  $     (14,924) $      91,424

Operating expenses...................         6,141         30,263         13,509           9,847        (11,195)        48,565
Overhead expenses....................         3,019          3,186          2,137             866            (73)         9,135
Depreciation, amortization
  and drydocking.....................         1,720          4,728          5,570           2,803             --         14,821
                                      -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations........        (3,050)        12,319          8,596           4,694         (3,656)        18,903

Other income (expense), net..........         4,386         12,752         (6,745)         (4,628)       (20,134)       (14,369)
                                      -------------  -------------  -------------   -------------  -------------- -------------
Income (loss) before income taxes....         1,336         25,071          1,851              66        (23,790)         4,534
(Benefit) provision for income taxes.        (1,414)            --          3,198              --             --          1,784
                                      -------------  -------------  -------------   -------------  -------------  -------------
Net  income (loss)................... $       2,750  $      25,071  $      (1,347)  $          66  $     (23,790) $       2,750
                                      =============  =============  =============   =============  =============  =============



        Condensed Consolidating Statement of Operations (unaudited)
                              (in thousands)

                                                                   Three Months Ended June 30, 2000
                                     -------------------------------------------------------------------------------------------
                                        Parent         Domestic        Foreign          Non-      Eliminations     Condensed
                                                       Guarantor      Guarantor       Guarantor                  Consolidated
                                                     Subsidiaries   Subsidiaries    Subsidiaries                     Total
                                     -------------  -------------  -------------   ------------   ------------   -------------
Revenue............................. $       8,091  $      38,775  $      25,072   $      16,674  $      (8,401) $      80,211

Operating expenses..................         7,017         29,109         14,914           9,953         (8,752)        52,241
Overhead expenses...................         3,532          2,376          3,559           1,333           (964)         9,836
Depreciation, amortization
     and drydocking.................           676          4,066          4,830           2,585             --         12,157
                                     -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations.......        (3,134)         3,224          1,769           2,803          1,315          5,977

Other income (expense), net.........           967        (25,643)        (5,370)         (6,304)        28,206         (8,144)
                                     -------------  -------------  -------------   -------------  -------------  --------------
(Loss) income before income taxes...        (2,167)       (22,419)        (3,601)         (3,501)        29,521         (2,167)
Provision for income taxes..........         1,083             --             --              --             --          1,083
                                     -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income................... $      (3,250) $     (22,419) $      (3,601)  $      (3,501) $      29,521  $      (3,250)
                                     =============  =============  =============   =============  =============  =============





            Condensed Consolidating Statement of Operations (unaudited)
                                 (in thousands)


                                                                    Six Months Ended June 30, 2001
                                     -------------------------------------------------------------------------------------------
                                        Parent         Domestic        Foreign          Non-      Eliminations     Condensed
                                                       Guarantor      Guarantor       Guarantor                  Consolidated
                                                     Subsidiaries   Subsidiaries    Subsidiaries                     Total
                                      ------------  -------------  -------------   -------------  -------------  -------------
Revenue............................. $      16,106  $      94,104  $      53,031   $      35,770  $     (26,167) $     172,844

Operating expenses..................        12,472         59,809         27,438          20,051        (22,336)        97,434
Overhead expenses...................         6,717          6,302          4,653           1,828           (146)        19,354
Depreciation, amortization
    and drydocking..................         3,334          8,966         10,812           5,632             --         28,744
                                     -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations.......        (6,417)        19,027         10,128           8,259         (3,685)        27,312

Other income (expense), net.........         1,934         13,055        (13,470)         (9,646)       (20,470)       (28,597)
                                     -------------  -------------  -------------   -------------  -------------- -------------
(Loss) income before income taxes...        (4,483)        32,082         (3,342)         (1,387)       (24,155)        (1,285)
Provision for income taxes..........            --             --          3,198              --             --          3,198
                                     -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income................... $      (4,483) $      32,082  $      (6,540)  $      (1,387) $     (24,155) $      (4,483)
                                     =============  =============  =============   =============  =============  =============



           Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (in thousands)

                                                                           Six Months Ended June 30, 2001
                                            ----------------------------------------------------------------------------------------
                                               Parent        Domestic        Foreign          Non-      Eliminations     Condensed
                                                              Guarantor      Guarantor       Guarantor                 Consolidated
                                                            Subsidiaries  Subsidiaries     Subsidiaries                    Total
                                            ----------  -----------    ------------    ------------  -------------   -------------
Net cash provided by (used in)
   operating activities.....................$    5,720  $     13,780   $      2,415    $     (4,561)  $      7,947   $      25,301

Investing activities:
 Expenditures for drydocking................     (656)        (5,493)        (5,801)             --             --         (11,950)
 Proceeds from disposals of assets..........       --            820          3,880              --             --           4,700
 Purchases of vessels and equipment.........       37         (3,533)        (1,133)           (105)            (5)         (4,739)
 Acquisition of minority interest...........    8,347             --             --            (929)        (7,942)           (524)
 Redemption of restricted investments.......       --             --             --              32             --              32
 Purchases of restricted investments........       --             --             --             (21)            --             (21)
                                            ---------   ------------   ------------    -------------  ------------   --------------
  Net cash provided by (used in)
    investing activities....................    7,728         (8,206)        (3,054)         (1,023)        (7,947)        (12,502)

Financing activities:
 Proceeds from revolving credit facility....   27,000             --             --              --             --          27,000
 Payments of revolving credit facility......  (30,250)            --             --              --             --         (30,250)
 Payments of long-term borrowings...........   (9,091)          (665)            --              --             --          (9,756)
 Payments of Title XI bonds.................   (2,409)          (322)            --          (2,008)            --          (4,739)
 Redemption of restricted cash..............      331             --             --              --             --             331
 Payments of obligations under
   capital leases...........................       --         (2,115)            --              --             --          (2,115)
 Proceeds from exercise of warrants.........        1             --             --              --             --               1
                                            ---------   ------------   ------------    ------------   ------------   -------------
  Net cash used in financing activities.....  (14,418)        (3,102)            --          (2,008)            --         (19,528)
                                            ---------   ------------   ------------    ------------   ------------   -------------
Change in cash and cash equivalents.........     (970)         2,472           (639)         (7,592)            --          (6,729)
Cash and cash equivalents at beginning of
period......................................    1,402         (2,190)         6,380           8,641             --          14,233
                                            ---------   ------------   ------------    ------------   ------------   -------------
Cash and cash equivalents at end of period..$     432   $        282   $      5,741    $      1,049   $         --   $       7,504
                                            =========   ============   ============    ============   ============   =============




              Condensed Consolidating Statement of Operations (unaudited)
                                 (in thousands)


                                                                      Six Months Ended June 30, 2000
                                       -------------------------------------------------------------------------------------------
                                          Parent         Domestic        Foreign          Non-      Eliminations     Condensed
                                                         Guarantor      Guarantor       Guarantor                  Consolidated
                                                       Subsidiaries   Subsidiaries    Subsidiaries                     Total
                                       -------------  -------------  -------------   ------------   -------------  -------------
Revenue............................... $      19,544  $      79,303  $      49,481   $      33,219  $     (22,729) $     158,818

Operating expenses....................        14,435         61,365         30,772          21,045        (20,866)       106,751
Overhead expenses.....................         6,763          4,729          8,079           2,465         (2,401)        19,635
Depreciation, amortization
   and drydocking.....................         1,464          8,608          9,638           4,733             --         24,443
                                       -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations.........        (3,118)         4,601            992           4,976            538          7,989

Other (expense) income, net...........       (10,935)       (22,422)       (14,207)        (12,070)        37,592        (22,042)
                                       -------------  -------------  --------------  -------------  -------------  -------------
(Loss) income before income taxes.....       (14,053)       (17,821)       (13,215)         (7,094)        38,130        (14,053)
Provision for income taxes............         2,107             --             --              --             --          2,107
                                       -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income..................... $     (16,160) $     (17,821) $     (13,215)  $      (7,094) $      38,130  $     (16,160)
                                       =============  =============  =============   =============  =============  =============



           Condensed Consolidating Statement of Cash Flows (unaudited)
                                 (in thousands)


                                                                            Six Months Ended June 30, 2000
                                             ---------------------------------------------------------------------------------------
                                                 Parent        Domestic        Foreign          Non-      Eliminations   Condensed
                                                               Guarantor      Guarantor       Guarantor                Consolidated
                                                             Subsidiaries  Subsidiaries     Subsidiaries                    Total
                                             -----------    ------------   ------------    ------------   --------   --------------
Net cash (used in) provided by operating
  activities.................................$   (18,331)   $      8,215   $        279    $      3,288   $    186   $      (6,363)

Investing activities:
 Expenditures for drydocking..................      (162)         (1,428)        (1,102)           (804)        --          (3,496)
 Proceeds from disposal of assets.............     7,598              --             --              --         --           7,598
 Purchases of vessels and property............     4,342          (8,276)          (176)         (1,108)      (186)         (5,404)
 Redemption of restricted investments.........        --              --             --           2,092         --           2,092
 Capital contribution to affiliate............        --             639             --            (639)        --              --
                                              ----------    ------------   ------------    -------------  --------   -------------
  Net cash provided by (used in) investing
     activities..............................     11,778          (9,065)        (1,278)           (459)      (186)            790

Financing activities:
Proceeds of revolving credit facility........     14,353              --             --              --         --          14,353
Payments of revolving credit facility........     (4,000)             --             --              --         --          (4,000)
Payments of long-term borrowings.............    (10,546)           (513)            --              --         --         (11,059)
Payments of Title XI bonds...................     (2,302)           (537)            --          (1,876)        --          (4,715)
Redemption of restricted cash................      6,243             190             --              --         --           6,433
Payments of financing costs..................       (596)             --             --              --                       (596)
Payments of obligations under capital leases.       (287)         (1,552)            --              --         --          (1,839)
                                             -----------    ------------   ------------    ------------   --------   -------------
  Net cash provided by (used in) financing
     activities..............................      2,865          (2,412)            --          (1,876)        --          (1,423)
                                             -----------    ------------   ------------    ------------   --------   -------------
Change in cash and cash equivalents..........     (3,688)         (3,262)          (999)            953         --          (6,996)
Cash and cash equivalents at beginning of
period.......................................      4,830           2,908          7,816           3,492         --          19,046
                                             -----------    ------------   ------------    ------------   --------   -------------
Cash and cash equivalents at end of period...$     1,142    $       (354)  $      6,817    $      4,445   $     --   $      12,050
                                             ===========    ============   ============    ============   ========   =============



                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                            As of June 30, 2001
                                        -------------------------------------------------------------------------------------------
                                           Parent         Domestic        Foreign          Non-      Eliminations     Condensed
                                                          Guarantor      Guarantor       Guarantor                  Consolidated
                                                        Subsidiaries   Subsidiaries    Subsidiaries                     Total
                                        -------------  -------------   ------------   -------------  -------------  ---------------
Assets
Current assets:
  Cash and cash equivalents............ $         432  $         282  $       5,741   $       1,049  $          --  $       7,504
  Accounts receivable:
     Trade, net........................         1,105         28,092         23,286           4,586           (699)        56,370
     Insurance claims and other........         1,223          2,808          6,462              37             --         10,530
  Marine operating supplies............           450          2,058          3,286           3,412             (5)         9,201
  Prepaid expenses.....................           487            798            951             657             --          2,893
                                        -------------  -------------  -------------   -------------  -------------  -------------
     Total current assets..............         3,697         34,038         39,726           9,741           (704)        86,498
Vessels and equipment, net.............        46,960        180,506        115,066         272,709              5        615,246
Deferred costs, net....................        15,310         10,666          8,135           7,920             --         42,031
Restricted investments.................            --             --             --             854             --            854
Due from affiliates....................        (1,088)            --            110            (978)            --             --
Other..................................       520,499        351,044          6,227          36,913       (905,646)         9,037
                                        -------------  -------------  -------------   -------------  -------------  -------------
  Total assets......................... $     585,378  $     576,254  $     169,264   $     329,115  $    (906,345) $     753,666
                                        =============  =============  =============   =============  =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................... $         401  $       1,919  $       4,354   $         574  $          --  $       7,248
  Current maturities of
     long-term debt....................        32,294          1,930             --           4,224             --         38,448
  Current obligations under
     capital leases....................            --          3,256             --              --             --          3,256
  Accrued interest.....................           441            173             --             681             --          1,295
  Accrued liabilities and other........         7,603          6,198         20,439           4,404           (699)        37,945
                                        -------------  -------------  -------------   -------------  -------------  -------------
     Total current liabilities.........        40,739         13,476         24,793           9,883           (699)        88,192

Long-term debt.........................       172,513         24,376             --         217,917             --        414,806
Obligations under capital leases.......            --         32,927             --              --             --         32,927
Senior notes...........................        80,338             --             --              --             --         80,338
Other liabilities......................       159,723        (64,243)      (121,623)         27,339          3,479          4,675
                                        -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities....................       453,313          6,536        (96,830)        255,139          2,780        620,938

Contingencies (Note 9)

Minority interest......................            --             --             --              --            695            695

Total stockholders' equity (deficit)...       132,065        569,718        266,094          73,976       (909,820)       132,033
                                        -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities and
    stockholders' equity............... $     585,378  $     576,254  $     169,264   $     329,115  $    (906,345) $     753,666
                                        =============  =============  =============   =============  =============  =============



                      Condensed Consolidating Balance Sheet
                                 (in thousands)


                                                                         As of December 31, 2000
                                       -----------------------------------------------------------------------------------------
                                                         Domestic        Foreign          Non-                       Condensed
                                                         Guarantor      Guarantor       Guarantor                  Consolidated
                                          Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
                                       -------------  -------------  -------------   -------------  -------------  -------------
Assets
Current assets:
  Cash and cash equivalents..........  $       1,402  $      (2,190) $       6,380   $       8,641  $          --  $      14,233
  Restricted cash....................            331             --             --              --             --            331
  Accounts receivable:
     Trade, net......................          1,607         24,011         24,298           4,314           (704)        53,526
     Insurance claims and other......          1,029          3,060          7,091             336             --         11,516
  Marine operating supplies..........            393          2,466          3,503           3,276             --          9,638
  Prepaid expenses...................            568            920          1,177             390             --          3,055
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current assets............          5,330         28,267         42,449          16,957           (704)        92,299
Vessels and equipment, net...........         47,349        186,174        129,344         277,029             --        639,896
Deferred costs, net..................         17,268          7,926          4,427           8,538             --         38,159
Restricted investments...............             --             --             --             865             --            865
Due from affiliates..................       (143,041)        63,892        117,788         (35,159)        (3,480)            --
Other................................        509,352        327,407          3,431          37,435       (873,368)         4,257
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total assets.......................  $     436,258  $     613,666  $     297,439   $     305,665  $    (877,552) $     775,476
                                       =============  =============  =============   =============  =============  =============

Liabilities and Stockholders'
Equity
Current liabilities:
  Accounts payable...................  $         976  $       4,847  $       6,300   $         783  $          --  $      12,906
  Current maturities of
   long-term debt....................         27,226          1,960             --           4,084             --         33,270
  Current obligations under
    capital leases...................             --          3,580             --              --             --          3,580
  Accrued interest...................            454            492             --             731             --          1,677
  Accrued liabilities and other......          7,552          4,676         17,719           4,597           (704)        33,840
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current liabilities.......         36,208         15,555         24,019          10,195           (704)        85,273

Long-term debt.......................        181,451         25,333             --         220,065             --        426,849
Obligations under capital leases.....             --         34,718             --              --             --         34,718
Senior notes.........................         79,108             --             --              --             --         79,108
Other liabilities....................          2,944            424            785              42             --          4,195
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities..................        299,711         76,030         24,804         230,302           (704)       630,143

Contingencies (Note 9)

Minority interest....................             --             --             --              --          8,819          8,819

Total stockholders' equity (deficit).        136,547        537,636        272,635          75,363       (885,667)       136,514
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities and
    stockholders' equity.............  $     436,258  $     613,666  $     297,439   $     305,665  $    (877,552) $     775,476
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

Revenue Overview

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 54% and 45% of Company revenue for the six months ended June 30, 2001 and 2000, respectively. Marine transportation, under the new name Seabulk Tankers, consists of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical product carriers in the domestic coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. Together, they accounted for approximately 36% and 44% of Company revenue for the six months ended June 30, 2001 and 2000, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 10% and 11% of Company revenue for the six months ended June 30, 2001 and 2000, respectively.

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

         The following tables set forth, by primary area of operation, average day rates achieved by the offshore energy fleet owned or operated by the Company and their average utilization for the periods indicated. Average day rates are calculated by dividing total revenue by the number of days worked. Utilization percentages are based upon the number of working days over a 365/366-day year and the number of vessels in the fleet on the last day of the quarter.

-------------------- ---------------------------- ----------------------------
                               Q1 2001                      Q2 2001
                    AHTS/  AHT/    Crew/  Other  AHTS/  AHT/   Crew/
                    Supply  Tugs   Utility       Supply  Tugs  Utility Other
                    ----------------------------------------------------------
Domestic(1)
Vessels(2) (3)          26       -     31     1      26      -      33     1
Bareboat-out(4)          -       -      2     1       -      -       2     1
Laid-Up                  1       -      -     1       1      -       -     1
Effective
Utilization(5)         75%       -    87%     -     90%      -     87%     -

Day Rate            $6,946       - $2,709     -  $7,397      -  $2,929     -


West Africa
Vessels(2) (3) (6)      27       3      6     1      27      4       5     1
Laid-Up                  -       -      -     -       -      -       -     -
Effective
Utilization(5)         83%     46%    85%     -     86%    41%     77%   84%

Day Rate            $6,325  $4,491 $2,754     -  $6,988 $5,528  $2,774     -


Middle East
Vessels(2) (3) (7)       5       8     11     7       5      8      11     7
Laid-Up                  -       -      -     -       -      -       -     -
Effective
Utilization(5)         77%     24%    66%   56%     92%    50%     59%   69%

Day Rate            $3,003  $4,129 $1,421 $5,197 $2,855 $3,889  $1,434 $5,393


Southeast Asia
Vessels(2) (6)           8       1      5     1       8      1       5     1
Laid-Up                  -       -      1     -       -      -       1     -
Effective
Utilization(5)         87%     37%    89%   33%     83%    46%     73%   71%

Day Rate            $5,347       - $1,429     -  $4,277      -  $1,443     -
------------------------------------------------------------------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.

(2)  Held-for-sale vessels are excluded from the vessel count.

(3) During Q1 2001, one AHTS, one supply boat, and one specialty vessel (Other), transferred from the Middle East to West Africa. During Q2 2001, the Company purchased a crewboat and changed the reporting area of one vessel in the Crew/Utility category from West Africa to Domestic.

(4) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.

(5)  Effective utilization excludes laid-up vessels.

(6) One vessel in the AHT/Tugs category worked in West Africa and Southeast Asia during Q2 2001 and earned sufficient revenue to be included in the statistics for both regions.

(7) The Middle East - Other category includes a vessel that is in a 50/50 joint venture and not included in the day rate and utilization statistics.


                 -------------------------------------------------------------------------------------------------------------------
                         Q1 2000                       Q2 2000                       Q3 2000                     Q4 2000
                 AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
                 Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs  Utility Other
                 -------------------------------------------------------------------------------------------------------------------
Domestic(1)
Vessels(2)(3)      25      -      33      2     26       -     33       2     26       -     31       2     26     -     32     2

Bareboat-out(4)     -      -       6      1      -       -      2       1      -       -      2       1      -     -      2     1

Laid-Up             3      -       1      2      5       -      2       2      3       -      -       2      2     -      -     2
Effective
Utilization(5)    80%      -     79%      -    79%       -    81%       -    76%       -    86%       -    68%     -    86%     -
                                                                           $
Day Rate       $3,663      -  $1,894      - $4,024       - $1,921       -  4,821       - $2,117       - $6,174     - $2,403     -


West Africa
Vessels(3)         24      4       5      1     25       4      5       1     26       4      6       1     26     4      6     1
Laid-Up             2      1       1      1      2       1      1       1      1       2      1       1      1     2      1     1
Effective
Utilization(5)    85%    57%     53%      -    83%     60%    59%       -    85%     81%    62%       -    87%   95%    84%     -

 Day Rate      $5,304 $4,289  $2,450      - $5,618  $5,200 $2,460       - $5,887  $5,122 $2,809       - $5,820 $5,103 $2,978    -


Middle East
Vessels(6)         24     21      29      8     21      21     29       8     18      21     24       8     12    16     19     8
Laid-Up            10      5      15      -     10       5     12       -     10       6     12       -      6     5      8     -
Effective
Utilization(5)    62%    72%     69%    69%    83%     74%    61%     70%    83%     50%    61%     55%    69%   45%    63%   55%

 Day Rate      $2,899 $2,809  $1,373 $6,988 $2,995  $2,960 $1,446  $6,302 $2,634  $3,345 $1,483  $5,510 $3,544 $3,841 $1,543 $5,669


Southeast Asia
Vessels             9      2       5      2      9       2      5       2     10       2      5       2     10     2      5     2
Laid-Up             3      -       -      1      2       1      -       -      2       1      -       -      2     1      -     -
Effective
Utilization(4)    49%     7%     46%    33%    90%     96%    66%     85%    85%     60%    69%     83%    68%   41%    83%   61%

 Day Rate      $4,031 $8,516  $1,540 $8,086 $4,358  $4,569 $1,549  $5,268 $3,765  $7,364 $1,330  $5,474 $5,380 $4,775 $1,655 $5,085

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.

(2) One vessel was sold in Q4 2000 from the Crew/Utility category. Since the vessel earned substantial revenue during the quarter, it was included in the statistics.

(3) One vessel in the Crew/Utility category changed reporting area from Domestic to West Africa after Q2 2000. The statistics reflected this move.

(4) Bareboat-out chartered vessels are not included in the day rate and utilization statistics.

(5)  Effective utilization excludes laid-up vessels.

(6) The Middle East-AHT/Tugs and Other categories include a vessel that is a 44-foot harbor tug and in a 50/50 joint venture, respectively, which are not included in the day rate and utilization statistics.

         The increase in offshore revenue is primarily due to increased day rates in the Domestic and West Africa regions which are due to increased demand for our services as energy prices are higher in 2001 compared to 2000. As a result of the higher oil and natural gas prices, there has been increased deepwater oil and gas exploration. In order to meet the increasing demand, the Company took delivery of two 152' crewboats in December 2000 and May 2001. Additionally, the Company reactivated certain vessels and repositioned vessels from the Middle East and Southeast Asia regions to take advantage of the increased demand.

         The increase in revenue is partially offset by decreases in revenue primarily from the Middle East operating region. The decrease in day rates in the Middle East region relates to lower boat demand due to production cutbacks by the Organization of Petroleum Exporting Countries (OPEC) and increased competition from local operators. Average day rates for the Company's anchor handling tug supply vessels and supply boats at July 31, 2001 for Domestic, West Africa, the Middle East and Southeast Asia were approximately $7,600, $7,000, $2,800, and $4,900, respectively.

         Utilization increased in almost every region for the second quarter of 2001 due to increased drilling activity and greater demand for vessels. As a result, in the second quarter of 2001, the Company returned to service certain vessels drydocked in the first quarter of 2001. Additionally, there were no significant scheduled drydockings in the second quarter of 2001.

         The Company had 24 and 16 vessels in "held-for-sale" status as of March 31, 2001 and June 30, 2001, respectively. The majority of these vessels was in the Middle East region and previously laid up. Subsequent to June 30, 2001, the Company has sold one tug and one utility boat and added one crewboat to "held-for-sale" in the Middle East region. An operating utility boat in the Domestic region was also sold during this period.

         Management continuously evaluates the profitability of the fleet and may lay up or dispose of certain vessels if the cost to maintain and operate them is not economically justified. As of June 30, 2001, the Company had two vessels in lay-up which are scheduled for reactivation during 2001 at a cost of approximately $0.8 million.

         The Company expects continued growth in the offshore energy support market, particularly in the U.S. Gulf, West Africa and Southeast Asia. Despite the recent lull in drilling activity since the end of the second quarter in the U.S. Gulf, we anticipate renewed demand for drilling rigs and increased drilling activity as the winter heating season approaches and natural gas inventories are depleted. In West Africa, the demand for vessels, and hence day rates, remains strong as this is an oil-driven deepwater market with longer time horizons and increasing exploration and production budgets. Day rates in Southeast Asia are moving up in the face of a tightening supply and demand market for vessels.

Marine Transportation

         Revenue from the Company's marine transportation services is derived principally from the operations of 10 tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade, and to a lesser extent from towboat and fuel barge operations in Green Cove Springs, Florida.

         Petroleum Tankers. Demand for crude oil and petroleum product transportation services is dependent both on the level of production and refining and on consumer and commercial use of petroleum-based products. The Company operated seven petroleum tankers at June 30, 2001. Four of the Company's petroleum tankers are double-hull, state-of-the-art vessels delivered in late 1998 and the first half of 1999. A fifth double-hull tanker also has chemical-carrying capabilities. In December 2001, three affreightment contracts will expire, and the Company expects to enter into time charters under more favorable rates. Higher rates have been due to increased energy consumption and growth in transportation requirements coupled with a shrinking Jones Act fleet.

         Chemical Tankers. Demand for industrial chemical transportation services coincides with overall economic activity. The Company operated two chemical tankers and one multipurpose vessel in the chemical trade as of June 30, 2001. The multi-purpose vessel is a double-hull, state-of-the-art vessel delivered in the first half of 1999. The two straight chemical tankers are double-bottom ships.

         The following table sets forth the number of vessels and revenue for the Company's chemical and product carriers:

                                                    Six Months Ended June 30,
                                            ------------------------------------
                                                    2001              2000(1)(2)
                                            -------------------  ---------------
Number of vessels owned..................                10                   11
Revenue (in thousands)................... $          56,495    $          65,612

--------------------------

(1) During the third quarter of 2000, the Company scrapped one tanker that was at the end of its OPA 90-mandated useful life.
(2) Includes revenue from chartered-in vessels of $0.0 million and $6.0 million for the six months ended June 30, 2001 and 2000, respectively.

         Inland Tugs and Barges. Revenue from the Company's Sun State Marine Services subsidiary has been derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power & Light (FPL) that require the Company to transport fuel as needed. On January 31, 2001, Sun State renewed the contract with Colonial for four years with an additional seven-year renewal option. The renewal option in 2005 is contingent on Colonial's ability to renew a related contract. The contract with FPL will not be renewed. Revenue is also derived from Sun State's ship maintenance, repair, drydocking and construction activities. The revenue from all of Sun State's operations totaled $5.6 and $4.4 million, respectively, for the six months ended June 30, 2001 and 2000.

Towing

         Revenue from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:

                                                    Six Months Ended June 30,
                                                ------------------------------
                                                     2001            2000
                                                ---------------  -------------
      Number of tugs at end of period.........              31              37
      Revenue (in thousands)..................  $       17,038   $      17,046

         Towing revenue remained consistent for the six months ended June 30, 2001 compared to the same period in the prior year. The Company sold a total of five vessels in 2000, one in the second quarter and four in the third quarter; and two vessels in the first quarter of 2001. The associated proceeds were used to pay down debt. In addition, the Company took delivery of its fourth SDM(TM) in the second quarter of 2000.


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

Results of Operations

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:


                                          Three Months ended June 30,                        Six Months ended June 30,
                                   ----------------------------------------         ---------------------------------------
                                           2001                  2000                       2001                 2000
                                    ------------------    ------------------         ------------------   -----------------
                                                 (in millions)                                    (in millions)

Revenue..........................  $   91.4       100%   $   80.2     100%          $  172.8    100%     $  158.8     100%
Operating expenses...............      48.6        53        52.2       65              97.4      56        106.8       67
Overhead expenses................       9.1        10         9.8       12              19.4      11         19.6       12
Depreciation, amortization
  and drydocking expense.........      14.8        16        12.2       15              28.7      17         24.4       16
                                   --------   --------   --------   --------        --------  --------   --------   ------
Income from operations...........  $   18.9        21%   $    6.0         8%        $   27.3      16%   $     8.0        5%
                                   ========   ========   ========   ========        ========  ========   ========   ======

Interest expense, net............  $   14.1        15%   $   16.3        20%        $   28.6      17%    $   30.4       19%
                                   ========   ========   ========   ========        ========  =======    ========   =======

Other income (expense)...........  $  (0.3)          0%  $    8.1       10%         $       0       0%   $    8.4         5%
                                   =======    =========  ========   =======         ========= ========   ========   ========

Net income (loss)................  $   2.8           3%  $  (3.3)       (4)%        $  (4.5)      (3)%   $ (16.2)     (10)%
                                   =======    =========  =======    ========        ========  ========   =======    =======



Three months ended June 30, 2001 compared with the three months ended June 30, 2000

         Revenue. Revenue increased 14.0% to $91.4 million for the three months ended June 30, 2001 from $80.2 million for the three months ended June 30, 2000. This increase is primarily due to an increase in utilization and day rates in the Company's offshore energy support operations offset by a small decrease in revenue in the marine transportation segment.

         Offshore energy support revenue increased 34.7% to $50.5 million for the three months ended June 30, 2001 from $37.5 million for the same period in 2000, primarily due to higher day rates and utilization resulting from the increase in offshore exploration and production activity.

         Marine transportation revenue decreased 6.1% to $32.3 million for the three months ended June 30, 2001 from $34.4 million for the three months ended June 30, 2000. This decrease is primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000, and the redeployment of three tankers from spot trading to time charters. Under a time charter, the cost of fuel and port charges are borne by the charterer; however, rates under time charters tend to be lower than spot trading.


         Towing revenue increased 3.2% to $8.6 million for the three months ended June 30, 2001 from $8.3 million for the three months ended June 30, 2000 due to increased demand for services.

         Operating Expenses. Operating expenses decreased 7.0% to $48.6 million for the three months ended June 30, 2001 from $52.2 million for the same period in 2000, primarily due to reduced charter hire payments, fuel, and port charges. The reduction in charter hire payments is due to the termination of a chartered-in contract for one tanker in October 2000. The reduction in fuel and port charges is primarily due to the change of three tankers from spot trading to time charters. As a percentage of revenue, operating expenses decreased to 53.1% for the three months ended June 30, 2001 from 65.1% for the 2000 period.

         Overhead Expenses. Overhead expenses decreased 7.1% to $9.1 million for the three months ended June 30, 2001 from $9.8 million for the same period in 2000, primarily due to decreased professional fees and other overhead expense offset in part by increases in salaries and benefits. The increased headcount and related salary expense for corporate activity resulted in savings on third-party consulting fees and services. The decrease in other overhead expenses is primarily due to reduced expenses for travel, entertainment, employee moving and new business promotion as a result of our elimination of non-essential services and the consolidation of administrative functions. As a percentage of revenue, overhead expenses decreased to 10.0% for the three months ended June 30, 2001 compared to 12.2% for the same period in 2000.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense increased 21.9% to $14.8 million for the three months ended June 30, 2001 from $12.2 million for the three months ended June 30, 2000, primarily due to increased planned drydocking expenditures.

         Income from Operations. Income from operations totaled $18.9 million or 20.7% of revenue for the three months ended June 30, 2001 compared to $6.0 million or 7.5% of revenue for the three months ended June 30, 2000.

         Net Interest Expense. Net interest expense decreased 13.5% to $14.1 million or 15.4% of revenue for the three months ended June 30, 2001 from $16.3 million or 20.3% of revenue for the same period in 2000. The decrease is primarily due to the combination of lower interest rates and lower outstanding debt balances under our term loans and revolving credit facility. This decrease is offset by interest expense on additional borrowings in 2001 for the remaining 24.25% interest in the five double-hull tankers and the purchase of two crewboats.

         Other (Expense) Income, Net. Other (expense) income, net decreased 104.0% to net other expense of $0.3 million for the three months ended June 30, 2001 from net income of $8.1 million for the same period in 2000, primarily due to a net loss of $0.1 million on the disposal of assets held for sale compared to a $7.0 million gain on the settlement of a disputed liability and a net gain on asset sales of $0.6 million in 2000.

         Net Income (Loss). The Company had net income of $2.8 million for the three months ended June 30, 2001 compared to a net loss of $3.3 million for the three months ended June 30, 2000.

Six months ended June 30, 2001 compared with the six months ended June 30, 2000

         Revenue. Revenue increased 8.8% to $172.8 million for the six months ended June 30, 2001 from $158.8 million for the six months ended June 30, 2000. This increase is primarily due to an increase in utilization and day rates in the Company's offshore energy support operations offset by a small decrease in revenue from marine transportation.

         Offshore energy support revenue increased 30.6% to $93.7 million for the six months ended June 30, 2001 from $71.7 million for the same period in 2000, primarily due to higher day rates and utilization resulting from the increase in offshore exploration and production activity.

         Marine transportation revenue decreased 11.3% to $62.1 million for the six months ended June 30, 2001 from $70.0 million for the six months ended June 30, 2000. This decrease is primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000, the Company's chartering in of one tanker in the first quarter of 2000 through October 2000, and the redeployment of three tankers from spot trading to time charters.

         Towing revenue of $17.0 million is unchanged for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

         Operating Expenses. Operating expenses decreased 8.7% to $97.4 million for the six months ended June 30, 2001 from $106.8 million for the same period in 2000, due mainly to lower charter hire payments, fuel, and port charges. The reduction in charter hire payments is due to the termination of a chartered-in contract for one tanker in October 2000. The reduction in fuel and port charges is primarily due to the change of three tankers from spot trading to time charters. As a percentage of revenue, operating expenses decreased to 56.4% for the six months ended June 30, 2001 from 67.2% for the same period in 2000.

         Overhead Expenses. Overhead expenses decreased 1.5% to $19.4 million for the six months ended June 30, 2001 from $19.6 million for the same period in 2000, primarily due to decreased professional fees and other overhead expenses offset by increases in salaries and benefits. As a percentage of revenue, overhead expenses decreased to 11.2% for the six months ended June 30, 2001 from 12.4% for the same period in 2000.

         Depreciation, Amortization and Drydocking Expense. Depreciation, amortization and drydocking expense increased 17.6% to $28.7 million for the six months ended June 30, 2001 from $24.4 million for the six months ended June 30, 2000, primarily due to higher drydocking expenditures.

         Income from Operations. Income from operations totaled $27.3 million or 15.8% of revenue for the six months ended June 30, 2001 compared to $8.0 million or 5.0% of revenue for the six months ended June 30, 2000.

         Net Interest Expense. Net interest expense decreased 6.0% to $28.6 million or 16.6% of revenue for the six months ended June 30, 2001 from $30.4 million or 19.2% of revenue for the same period in 2000. The decrease is primarily due to the combination of lower interest rates and lower outstanding debt balances under our term loans and revolving credit facility. This decrease is offset by interest expense on additional borrowings in 2001 for the remaining 24.25% interest in the five double-hull tankers and the purchase of two crewboats.

         Other (Expense) Income, Net. Other (expense) income, net decreased 100.0% to $0.0 million for the three months ended June 30, 2001 from $8.4 million for the same period in 2000, primarily due to a net loss of $0.2 million on the disposal of assets held for sale compared to a $7.0 million gain on the settlement of a disputed liability and a net gain on asset sales of $0.6 million in 2000.

         Net Loss. The Company had a net loss of $4.5 million for the six months ended June 30, 2001 compared to a net loss of $16.2 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

         Cash Flows. Net cash provided by operating activities totaled $25.3 million for the six months ended June 30, 2001 compared to net cash (used in) operating activities of $(6.4) million for the same period in 2000. The significant increase in cash provided by operating activities is primarily a result of (1) the lower net loss to date in 2001 compared to 2000, and (2) no reorganization costs in 2001 as all reorganization expenses were paid in fiscal 2000.

         Net cash (used in) investing activities was $(12.5) million for the six months ended June 30, 2001 compared to net cash provided by investing activities of $0.8 million for the same period in 2000. The use of cash for investing activities is due primarily to increased drydocking expenditures. Other uses of cash for investing activities result from smaller proceeds from disposals of assets held for sale and the reduction of restricted investments related to double-hull tanker escrow funds.

         Net cash used in financing activities for the six months ended June 30, 2001 was $19.5 million compared to $1.4 for the same period in 2000. The increase in cash used in financing activities is attributable to increased payments on our term debt due to proceeds from the sales of vessels, larger payments on the outstanding balance of the revolving credit facility and smaller redemption of restricted cash.

         Recent Expenditures and Future Cash Requirements. With the market upswing during the second half of 2000, the Company elected to purchase two modern 152' crewboats for a total price of $5.0 million. Deposits totaling $175,000 were made during October 2000. In December 2000, the first crewboat was delivered and the remaining balance of $2.38 million was paid out of funds available under the revolver. The second crewboat was delivered on May 1, 2001, and the Company made a cash payment of $2.45 million out of funds available under the revolver.

         In December 2000, the Company signed an agreement to purchase the remaining 24.25% equity interest in its five 46,000 dwt double-hull petroleum and chemical tankers. The purchase was completed in January 2001 and was funded by $0.5 million in cash and a promissory note in the principal amount of $10.5 million at an interest rate of 8.5%. The aggregate cost of the five carriers was approximately $280.0 million, a substantial portion of which was financed with the proceeds of U.S. government-guaranteed Title XI ship financing bonds. The Company now has 100% equity ownership of all five double-hull tankers.

         The Company's current and future capital needs relate primarily to debt service, vessel maintenance and fleet improvement costs. Principal obligations for the first six months of 2001 were $16.6 million. Cash interest obligations were $25.4 million of $28.7 million in total interest expense, which includes amortization of bank fees and discounts on notes. The Company's principal payments for the remainder of 2001 are estimated at $11.6 million. Estimated cash interest obligations for the remainder of 2001 total $23.2 million.


         During the first six months of 2001, the Company incurred $14.2 million in capital expenditures for fleet improvements and drydocking costs for 33 vessels. For the remainder of 2001, these expenditures are expected to aggregate $18.8 million for 50 vessels.

         The Company believes that operating cash flow, proceeds from sales of vessels and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001. As the Company's operating cash flow is dependent on factors largely beyond the Company's control, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations. However, the Company expects to generate excess cash flow in the future from operations, which we expect to use primarily to reduce existing debt. The Company continues to evaluate financing alternatives to support future growth and enhance shareholder value.

         The terms of the term loans and revolving credit facility are contained in a credit agreement between the Company and the financial institutions. For general information concerning the term loans and revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in the 2000 Form 10-K. The credit agreement provides for the following facilities:


                                     Year-to-Date            Outstanding Balance                             Interest Rate as of
           Facility                    Payments              as of June 30, 2001           Maturity             July 31, 2001
           --------                    --------              -------------------           --------             -------------
Tranche A term loan                  $4.7 million               $56.3 million                2004                   7.06%
Tranche B term loan                  $0.8 million               $25.1 million                2005                   7.56%
Tranche C term loan                  $2.4 million               $79.6 million                2006                   8.06%
Revolving credit facility            $3.3 million(1)            $11.0 million                2004                   7.06%

----------------------
(1) Represents net payments

         At July 31, 2001, $4.5 million was outstanding under the revolving credit facility. We have $13.0 million of remaining credit on the revolver at July 31, 2001. In addition to the revolver balance, there are $1.8 million in outstanding letters of credit as of July 31, 2001.

         The senior secured notes did not receive by April 15, 2000 the minimum credit rating from the rating agencies required under the note indenture. As a result, the interest rate on the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, which notes in the aggregate principal amount of $1.5 million have been paid in quarterly amounts between June 30, 2000 and June 30, 2001. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         Information about the Company's exposure to market risk was disclosed in its 2000 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

                                       25
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         For information concerning certain legal proceedings see Note 9 of the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 17, 2001. At the meeting, the shareholders elected the following individuals to three-year terms as Class II members of the Board of Directors: John F. McGovern and Thomas
P. Moore, Jr.

         The results of voting on the election of directors and the appointment of Ernst & Young LLP as independent certified public accountants for the year 2001 are as follows:

Election of Directors:

                                                             Authority
       Nominee                           Votes For            Withheld

       John F. McGovern                    8,946,402             18,684
       Thomas P. Moore, Jr.                8,946,502             18,584

         To ratify the appointment of Ernst & Young LLP as the Company's independent certified public accountants for the year ending December 31, 2001:

               Votes For            Votes Against       Votes Abstaining

               8,946,158                18,528                 400

Item 6.   Exhibits and Reports on Form 8-K

         None.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.


 /s/ J. STEPHEN NOUSS

J. Stephen Nouss
Senior Vice President and Chief Financial Officer
Date:  August 13, 2001