Form 10-Q
period 2001-09-30
SEABULK INTERNATIONAL INC
filed 2001-11-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                      OF 1934

               For the quarterly period ended September 30, 2001

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. YES |X| NO





There were 10,400,511 shares of Common Stock, par value $0.01 per share, outstanding at October 31, 2001.

SEABULK INTERNATIONAL, INC.



Index


                                                                                                               Page


Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements (Unaudited).................................................1

              Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 2001 and 2000........................................................................1

              Condensed Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000........................................................................2

              Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000..................3

              Notes to Condensed Consolidated Financial Statements...............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................14

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................25

Part II.  Other Information

Item 1.  Legal Proceedings.......................................................................................26

Item 6.  Exhibits and Reports on Form 8-K........................................................................26

Signature........................................................................................................26








As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                      Seabulk International, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations (Unaudited)
                          (in thousands, except per share data)

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,               September 30,
                                                                         --------------------------  -------------------------
                                                                              2001          2000          2001          2000
                                                                         ------------  ------------  ------------  -----------
Revenue.............................................................     $    89,720   $    81,623   $   262,564   $   240,441
Operating expenses:
   Crew payroll and benefits........................................          24,004        22,315        72,617        68,030
   Charter hire.....................................................           1,803         3,520         4,723        10,947
   Repairs and maintenance..........................................           6,052         6,113        18,260        18,291
   Insurance........................................................           2,970         3,088         8,786         9,283
   Fuel and consumables.............................................           7,760         9,269        25,333        31,550
   Rent, utilities and other........................................           4,810         6,630        15,114        19,585
                                                                         -----------   -----------   -----------   -----------
     Total operating expenses.......................................          47,399        50,935       144,833       157,686
Overhead expenses:
   Salaries and benefits............................................           5,466         4,959        16,725        15,321
   Office...........................................................           1,425         1,561         4,428         4,635
   Professional fees................................................             626         1,394         2,478         4,150
   Other............................................................           1,521         1,310         4,761         4,753
                                                                         -----------   -----------   -----------   -----------
     Total overhead expenses........................................           9,038         9,224        28,392        28,859
Depreciation, amortization and drydocking...........................          14,718        12,157        43,462        36,600
                                                                         -----------   -----------   -----------   -----------
Income from operations..............................................          18,565         9,307        45,877        17,296
Other income (expense):
   Interest expense.................................................         (13,783)      (15,904)      (42,479)      (46,792)
   Interest income..................................................              50           103           116           546
   Minority interest in (income) losses of subsidiaries.............             (90)          428            91         1,493
   (Loss) gain on disposal of assets................................            (148)        4,185             6         4,828
   Other............................................................              29          (179)         (273)        6,516
                                                                         -----------   -----------   -----------   -----------
     Total other expense, net.......................................         (13,942)      (11,367)      (42,539)      (33,409)
                                                                         -----------   -----------   -----------   -----------
Income (loss) before provision for income taxes.....................           4,623        (2,060)        3,338       (16,113)
Provision for income taxes..........................................           1,716         1,082         4,914         3,189
                                                                         -----------   -----------   -----------   -----------
     Net income (loss)..............................................     $     2,907   $    (3,142)  $    (1,576)  $   (19,302)
                                                                         ===========   ===========   ===========   ===========

Earnings (loss) per common share:
   Earnings (loss) per common share - basic.........................     $      0.28   $     (0.31)  $     (0.15)  $     (1.93)
                                                                         ===========   ===========   ===========   ===========

   Earnings (loss) per common share - diluted.......................     $      0.27   $     (0.31)  $     (0.15)  $     (1.93)
                                                                         ===========   ===========   ===========   ===========

   Weighted average common shares outstanding - basic...............          10,341        10,039        10,231        10,014
                                                                         ===========   ===========   ===========   ===========

   Weighted average common shares outstanding - diluted.............          10,692        10,039        10,231        10,014
                                                                         ===========   ===========   ===========   ===========

See accompanying notes

                   Seabulk International, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                  (in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                              -----------------------------
                                                                                                    2001            2000
                                                                                              --------------  -------------
Operating activities:
  Net loss..................................................................................  $     (1,576)   $    (19,302)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment...............................        33,783          31,858
       Provision for bad debts..............................................................           689             195
       Gain on disposal of assets...........................................................            (6)         (4,828)
       Amortization of drydocking costs.....................................................         9,679           4,742
       Amortization of discount on long-term debt and financing costs.......................         3,979           4,235
       Minority interest in losses of subsidiaries..........................................           (91)         (1,493)
       Other non-cash items.................................................................           103             885
       Changes in operating assets and liabilities:
           Accounts receivable..............................................................        (4,299)         (2,118)
           Other current and long-term assets...............................................         1,174             882
           Payment of reorganization items..................................................            --          (4,494)
           Accounts payable and other liabilities...........................................        12,740           4,002
                                                                                              ------------    ------------
             Net cash provided by operating activities......................................        56,175          14,564

Investing activities:
  Expenditures for drydocking...............................................................       (17,758)         (7,476)
  Proceeds from disposals of assets.........................................................         6,095          22,249
  Purchases of vessels and equipment........................................................        (6,297)         (9,678)
  Acquisition of minority interest..........................................................          (524)             --
  Redemption of restricted investments......................................................            39           2,888
  Purchase of restricted investments........................................................           (29)             --
                                                                                              ------------    ------------
     Net cash (used in) provided by investing activities....................................       (18,474)          7,983

Financing activities:
  Proceeds from revolving credit facility...................................................        33,000          23,203
  Payments of revolving credit facility.....................................................       (38,250)        (17,003)
  Payments of long-term borrowings..........................................................       (13,638)        (27,924)
  Payments of Title XI bonds................................................................        (5,188)         (5,874)
  Redemption of restricted cash.............................................................           331           9,402
  Payments of financing costs...............................................................            --            (596)
  Payments of obligations under capital leases..............................................        (2,730)         (2,628)
  Proceeds from exercise of warrants........................................................             3               1
                                                                                              ------------    ------------
     Net cash used in financing activities..................................................       (26,472)        (21,419)
                                                                                              ------------    ------------
  Change in cash and cash equivalents.......................................................        11,229           1,128
  Cash and cash equivalents at beginning of period..........................................        14,233          19,046
                                                                                              ------------    ------------
  Cash and cash equivalents at end of period................................................  $     25,462    $     20,174
                                                                                              ============    ============

Supplemental schedule of noncash investing and financing activities:
  Notes payable issued for the acquisition of minority interest.............................  $     10,500    $         --
                                                                                              ============    ============
  Notes payable issued for payment of accrued interest and fees.............................  $      1,303    $        922
                                                                                              ============    ============

See accompanying notes

                  Seabulk International, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                      (in thousands, except par value data)

                                                                                                September 30,     December 31,
                                                                                                    2001             2000
                                                                                              ---------------   -------------
Assets
Current assets:
   Cash and cash equivalents..............................................................     $     25,462     $     14,233
   Restricted cash........................................................................               --              331
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $6,014 and $6,398 in 2001 and
       2000, respectively.................................................................           57,137           53,526
     Insurance claims and other...........................................................           11,571           11,516
   Marine operating supplies..............................................................            9,219            9,638
   Prepaid expenses.......................................................................            2,351            3,055
                                                                                               ------------     ------------
     Total current assets.................................................................          105,740           92,299

Vessels and equipment, net................................................................          605,360          639,896
Deferred costs, net.......................................................................           43,235           38,159
Restricted investments....................................................................              855              865
Other.....................................................................................            8,010            4,257
                                                                                               ------------     ------------
     Total assets.........................................................................     $    763,200     $    775,476
                                                                                               ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.......................................................................     $      9,355     $     12,906
   Current maturities of long-term debt...................................................           37,620           33,270
   Current obligations under capital leases...............................................            3,078            3,580
   Accrued interest.......................................................................            8,807            1,677
   Accrued liabilities and other..........................................................           41,802           33,840
                                                                                               ------------     ------------
     Total current liabilities............................................................          100,662           85,273

Long-term debt............................................................................          409,504          426,849
Obligations under capital leases..........................................................           32,490           34,718
Senior notes..............................................................................           80,977           79,108
Other liabilities.........................................................................            3,845            4,195
                                                                                               ------------     ------------
     Total liabilities....................................................................          627,478          630,143

Contingencies (Note 7)

Minority interest.........................................................................              786            8,819

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and outstanding............               --               --
   Common stock--$.01 par value, authorized 20,000 shares; 10,401 and 10,117 shares
      issued and outstanding in 2001 and 2000, respectively...............................              104              101
   Additional paid-in capital.............................................................          166,963          166,963
   Accumulated other comprehensive loss...................................................              (38)             (33)
   Accumulated deficit....................................................................          (32,093)         (30,517)
                                                                                               ------------     ------------
     Total stockholders' equity...........................................................          134,936          136,514
                                                                                               ------------     ------------
       Total liabilities and stockholders' equity.........................................     $    763,200     $    775,476
                                                                                               ============     ============

See accompanying notes.

                  Seabulk International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

2.       Issues Affecting Liquidity

         The Company's current and future capital requirements as they relate primarily to debt service, vessel maintenance, and fleet improvements total approximately $108.0 million for fiscal 2001. The Company believes that operating cash flow, proceeds from vessel sales and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001. As the Company's operating cash flow is dependent in part on factors beyond the Company's control, however, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

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

4.       Income Taxes

         For the three and nine months ended September 30, 2001 and 2000, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at September 30, 2001 and 2000 to reduce the net deferred tax asset to zero. The current provision for income taxes for the three- and nine-month periods ended September 30, 2001 and 2000 represent taxes withheld on foreign source revenue.

5.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:


                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,              September 30,
                                                                  ------------------------   -------------------------
                                                                      2001          2000         2001          2000
                                                                  -----------   -----------  -----------   -----------
                                                                       (in thousands, except for per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share
  net income (loss) available to common shareholders............  $    2,907   $    (3,142)  $   (1,576)   $  (19,302)
                                                                  ===========  ===========   ==========    ==========

Denominator:
Denominator for basic earnings per share-weighted average
  shares........................................................      10,341        10,039       10,231       10,014

Effects of dilutive securities:
Stock options...................................................          --            --           --            --
Warrants........................................................         351            --           --            --
                                                                  ----------    ----------   ----------    ----------
Dilutive potential common shares................................         351           --            --            --
                                                                  -----------   ----------   ----------    ----------
Denominator for diluted earnings per share-adjusted weighted
  average shares and assumed conversions........................      10,692        10,039       10,231        10,014
                                                                  ==========    ==========   ==========    ==========

Earnings (loss) per share - basic...............................  $     0.28    $   (0.31)   $   (0.15)    $   (1.93)
                                                                  ==========    ==========   ==========    ==========

Earnings (loss) per share - diluted.............................  $     0.27    $   (0.31)   $   (0.15)    $   (1.93)
                                                                  ==========    ==========   ==========    ==========

6.       Segment Information

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

         The following schedules present segment and geographic information about the Company's operations (in thousands):

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                        ------------------------------------   -----------------------------------
                                                               2001               2000                2001               2000
                                                        -----------------  -----------------   -----------------  ----------------
Revenue
  Offshore energy support............................   $         51,081   $         39,067    $        144,784   $        110,796
  Marine transportation services.....................             30,650             34,591              92,753            104,634
  Towing.............................................              7,989              7,965              25,027             25,011
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         89,720   $         81,623    $        262,564   $        240,441
                                                        ================   ================    ================   ================

Operating expenses
  Offshore energy support............................   $         24,598   $         23,412    $         72,897   $         70,751
  Marine transportation services.....................             17,568             22,797              56,936             72,296
  Towing.............................................              5,233              4,726              15,000             14,639
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         47,399   $         50,935    $        144,833   $        157,686
                                                        ================   ================    ================   ================

Depreciation, amortization and drydocking
  Offshore energy support............................   $          9,575   $          7,683    $         27,342   $         23,115
  Marine transportation services.....................              4,054              3,718              12,848             10,213
  Towing.............................................                706                647               2,126              2,180
  General corporate..................................                383                109               1,146              1,092
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         14,718   $         12,157    $         43,462   $         36,600
                                                        ================   ================    ================   ================

Income from operations
  Offshore energy support............................   $         13,047   $          4,577    $         32,580   $          5,588
  Marine transportation services.....................              7,598              6,226              18,811             17,212
  Towing.............................................              1,005              1,092               4,559              4,055
  General corporate..................................             (3,085)            (2,588)            (10,073)            (9,559)
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         18,565   $          9,307    $         45,877   $         17,296
                                                        ================   ================    ================   ================

Total income from operations for reportable
  segments...........................................   $         18,565   $          9,307    $         45,877   $         17,296
Interest expense.....................................            (13,783)           (15,904)            (42,479)           (46,792)
Other (expense) income...............................               (159)             4,537                 (60)            13,383
                                                        ----------------   ----------------    ----------------   ----------------
  Income (loss) before provision for income taxes....   $          4,623   $         (2,060)   $          3,338   $        (16,113)
                                                        ================   ================    ================   ================



                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                        ------------------------------------   -----------------------------------
                                                               2001               2000                2001               2000
                                                        -----------------  -----------------   -----------------  ----------------
Revenue
  Domestic...........................................   $         61,580   $         55,724    $        183,930   $        164,528
  Foreign:
     West Africa.....................................             18,315             13,151              50,011             34,637
     Middle East.....................................              5,392              8,455              16,482             30,409
     Southeast Asia..................................              4,433              4,293              12,141             10,867
                                                        ----------------   ----------------    ----------------   ----------------
Consolidated revenue.................................   $         89,720   $         81,623    $        262,564   $        240,441
                                                        ================   ================    ================   ================



7.       Contingencies

         From time to time, the Company is party to litigation arising in the ordinary course of its business, most of which is covered by insurance, subject to certain deductibles. Management does not believe such litigation will have a material effect on the Company's financial position, results of operations or cash flows.

8.       Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation and to capitalize this cost by increasing the carrying amount of the related long-lived asset in the period in which it is incurred. The Standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this standard will have a material effect on the Company's financial statements.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of this standard will have a material effect on the Company's financial statements.

9.       Supplemental Condensed Consolidated Financial Information

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

                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                           Three Months Ended September 30, 2001
                                                 -----------------------------------------------------------------------------------
                                                              Domestic        Foreign          Non-                      Condensed
                                                              Guarantor      Guarantor       Guarantor                 Consolidated
                                                   Parent   Subsidiaries   Subsidiaries    Subsidiaries  Eliminations     Total
                                                 ----------  -----------  ------------    -------------  ------------  ------------
Revenue......................................    $    7,978  $    46,658  $      31,591   $      19,039  $    (15,546) $     89,720

Operating expenses...........................         5,735       29,117         14,490           9,544       (11,487)       47,399
Overhead expenses............................         3,089        2,882          2,203             937           (73)        9,038
Depreciation, amortization and drydocking....         1,323        4,862          5,730           2,803            --        14,718
                                                 ----------  -----------  -------------   -------------  ------------  ------------
(Loss) income from operations................        (2,169)       9,797          9,168           5,755        (3,986)       18,565
Other income (expense), net..................         5,076       11,335         (8,462)         (3,784)      (18,107)      (13,942)
                                                 ----------  -----------  -------------   -------------  ------------  ------------
Income (loss) before provision income taxes..         2,907       21,132            706           1,971       (22,093)        4,623
Provision for income taxes...................            --           --          1,716              --            --         1,716
                                                 ----------  -----------  -------------   -------------  ------------  ------------
Net  income (loss)...........................    $    2,907  $    21,132  $      (1,010)  $       1,971  $    (22,093) $      2,907
                                                 ==========  ===========  =============   =============  ============  ============



                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                           Three Months Ended September 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                                Domestic       Foreign          Non-                     Condensed
                                                               Guarantor      Guarantor       Guarantor                Consolidated
                                                    Parent   Subsidiaries   Subsidiaries    Subsidiaries  Eliminations     Total
                                                 ----------  ------------  -------------   -----------  -------------  ------------
Revenue......................................    $    8,846  $     39,724  $      27,463   $    19,615  $     (14,025) $     81,623

Operating expenses...........................         6,866        29,289         15,219        10,976        (11,415)       50,935
Overhead expenses............................         2,923         2,290          3,552         1,518         (1,059)        9,224
Depreciation, amortization and drydocking....           817         3,233          4,773         3,334             --        12,157
                                                 ----------  ------------  -------------   -----------  -------------  ------------
(Loss) income from operations................        (1,760)        4,912          3,919         3,787         (1,551)        9,307
Other income (expense), net..................          (299)         (767)        (9,358)       (7,031)         6,088       (11,367)
                                                 ----------  ------------- -------------   -----------  -------------  ------------
(Loss) income before provision income taxes..        (2,059)        4,145         (5,439)       (3,244)         4,537        (2,060)
Provision for income taxes...................         1,082            --             --            --             --         1,082
                                                 ----------  ------------  -------------   -----------  -------------  ------------
Net (loss) income............................    $   (3,141) $      4,145  $      (5,439)  $    (3,244) $       4,537  $     (3,142)
                                                 ==========  ============  =============   ===========  =============  ============



                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                            Nine Months Ended September 30, 2001
                                                 -----------------------------------------------------------------------------------
                                                                Domestic        Foreign          Non-                   Condensed
                                                               Guarantor      Guarantor       Guarantor                Consolidated
                                                    Parent    Subsidiaries   Subsidiaries    Subsidiaries Eliminations     Total
                                                 -----------  ------------  ------------   ------------  ------------- ------------
Revenue......................................    $    24,084  $    140,762  $     84,622   $     54,809  $    (41,713) $    262,564

Operating expenses...........................         18,207        88,926        41,928         29,595       (33,823)      144,833
Overhead expenses............................          9,806         9,184         6,856          2,765          (219)       28,392
Depreciation, amortization and drydocking....          4,657        13,828        16,542          8,435            --        43,462
                                                 -----------  ------------  ------------   ------------  ------------  ------------
(Loss) income from operations................         (8,586)       28,824        19,296         14,014        (7,671)       45,877
Other income (expense), net..................          7,010        24,390       (21,932)       (13,430)      (38,577)      (42,539)
                                                 -----------  ------------  ------------   ------------  ------------  ------------
(Loss) income before provision for income taxes       (1,576)       53,214        (2,636)           584       (46,248)        3,338
Provision for income taxes...................             --            --         4,914             --            --         4,914
                                                 -----------  ------------  ------------   ------------  ------------  ------------
Net (loss) income............................    $    (1,576) $     53,214  $     (7,550)  $        584  $    (46,248) $     (1,576)
                                                 ===========  ============  ============   ============  ============  ============



                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                                            Nine Months Ended September 30, 2001
                                                 ----------------------------------------------------------------------------------
                                                               Domestic        Foreign          Non-                     Condensed
                                                              Guarantor      Guarantor       Guarantor                 Consolidated
                                                    Parent   Subsidiaries  Subsidiaries     Subsidiaries  Eliminations     Total
                                                 ---------   -----------   ------------    -----------   -----------   -----------
Net cash provided by operating activities....    $  17,191   $    16,350   $      3,921    $    10,610   $     8,102   $    56,175

Investing activities:
 Expenditures for drydocking.................       (2,979)       (6,525)        (8,254)            --            --       (17,758)
 Proceeds from disposals of assets...........           --         1,513          4,583             --            --         6,095
 Purchases of vessels and equipment..........         (422)       (4,375)        (1,235)          (105)         (160)       (6,297)
 Acquisition of minority interest............        8,346            --             --           (928)       (7,942)         (524)
 Redemption of restricted investments........           --            --             --             39            --            39
 Purchases of restricted investments.........           --            --             --            (29)           --           (29)
                                                 ---------   -----------   ------------    -----------   -----------   -----------
  Net cash provided by (used in) investing
    activities...............................        4,945        (9,387)        (4,906)        (1,023)       (8,102)      (18,474)

Financing activities:
 Proceeds from revolving credit facility.......     33,000            --             --             --            --        33,000
 Payments of revolving credit facility.........    (38,250)           --             --             --            --       (38,250)
 Payments of long-term borrowings..............    (12,631)       (1,007)            --             --            --       (13,638)
 Payments of Title XI bonds....................     (2,857)         (324)            --         (2,007)           --        (5,188)
 Redemption of restricted cash.................        331            --             --             --            --           331
 Payments of obligations under capital leases..         --        (2,730)            --             --            --        (2,730)
 Proceeds from exercise of warrants............          3            --             --             --            --             3
                                                 ---------   -----------   ------------    -----------   -----------   -----------
  Net cash used in financing activities........    (20,404)       (4,061)            --         (2,007)           --       (26,472)
                                                 ---------   -----------   ------------    ------------  -----------   -----------
Change in cash and cash equivalents............      1,732         2,902           (985)         7,580            --        11,229
Cash and cash equivalents at beginning of
period.........................................      1,402        (2,190)         6,380          8,641            --        14,233
                                                 ---------   ------------  ------------    -----------   -----------   -----------
Cash and cash equivalents at end of period.....  $   3,134   $       712   $      5,395    $    16,221   $        --   $    25,462
                                                 =========   ===========   ============    ===========   ===========   ===========




                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                            Nine Months Ended September 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                                 Domestic     Foreign          Non-                      Condensed
                                                                Guarantor    Guarantor       Guarantor                  Consolidated
                                                    Parent    Subsidiaries  Subsidiaries   Subsidiaries  Eliminations      Total
                                                 ----------  ------------  ------------   ------------  -------------  -----------
Revenue......................................    $   28,390  $    119,027  $     76,944   $     52,834  $     (36,754) $    240,441

Operating expenses...........................        21,301        90,654        45,991         32,021        (32,281)      157,686
Overhead expenses............................         9,686         7,019        11,631          3,983         (3,460)       28,859
Depreciation, amortization and drydocking....         2,281        11,841        14,411          8,067             --        36,600
                                                 ----------  ------------  ------------   ------------  -------------  ------------
(Loss) income from operations................        (4,878)        9,513         4,911          8,763         (1,013)       17,296
Other (expense) income, net..................       (11,234)      (23,189)      (23,565)       (19,101)        43,680       (33,409)
                                                 ----------  ------------  ------------   ------------  -------------  ------------
(Loss) income before provision for income taxes     (16,112)      (13,676)      (18,654)       (10,338)        42,667       (16,113)
Provision for income taxes...................         3,189            --            --             --             --         3,189
                                                 ----------  ------------  ------------   ------------  -------------  ------------
Net (loss) income............................    $  (19,301) $    (13,676) $    (18,654)  $    (10,338) $      42,667  $    (19,302)
                                                 ==========  ============  ============   ============  =============  ============



                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                                            Nine Months Ended September 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                               Domestic        Foreign          Non-                    Condensed
                                                              Guarantor      Guarantor       Guarantor                 Consolidated
                                                     Parent  Subsidiaries  Subsidiaries     Subsidiaries Eliminations     Total
                                                 ----------  ------------   ----------    ------------   ------------  ------------
Net cash provided by (used in) by operating
  activities...................................  $    5,301   $    (7,871)  $    1,292    $     15,698   $        144   $    14,564
Investing activities:
 Expenditures for drydocking...................      (2,041)       (3,100)      (1,415)           (920)            --        (7,476)
 Proceeds from disposals of assets.............          --        20,835        1,414              --             --        22,249
 Purchases of vessels and equipment............       8,541       (11,828)      (2,664)         (3,583)          (144)       (9,678)
 Redemption of restricted investments..........          --            --           --           2,888             --         2,888
 Capital contribution to affiliate.............          --         1,763           --          (1,763)            --            --
                                                 ----------   -----------   ----------    ------------   ------------   -----------
  Net cash provided by (used in) investing
     activities................................       6,500         7,670       (2,665)         (3,378)          (144)        7,983

Financing activities:
Proceeds of revolving credit facility..........      23,203            --           --              --             --        23,203
Payments of revolving credit facility..........     (17,003)           --           --              --             --       (17,003)
Payments of long-term borrowings...............     (26,884)       (1,040)          --              --             --       (27,924)
Payments of Title XI bonds.....................      (3,675)         (323)          --          (1,876)            --        (5,874)
Redemption of restricted cash..................       9,213           189           --              --             --         9,402
Payments of financing costs....................        (596)           --           --              --             --          (596)
Payments of obligations under capital leases...        (563)       (2,065)          --              --             --        (2,628)
Proceeds from exercise of warrants.............           1            --           --              --             --             1
                                                 ----------   -----------   ----------    ------------   ------------   -----------
  Net cash used in financing activities........     (16,304)       (3,239)          --          (1,876)            --       (21,419)
                                                 ----------   -----------   ----------    ------------   ------------   -----------
Change in cash and cash equivalents............      (4,503)       (3,440)      (1,373)         10,444             --         1,128
Cash and cash equivalents at beginning of
period.........................................       4,830         2,908        7,816           3,492             --        19,046
                                                 ----------   -----------   ----------    ------------   ------------   -----------
Cash and cash equivalents at end of period.....  $      327   $      (532)  $    6,443    $     13,936   $         --   $    20,174
                                                 ==========   ===========   ==========    ============   ============   ===========



                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                                As of September 30, 2001
                                               -------------------------------------------------------------------------------------
                                                            Domestic        Foreign          Non-                       Condensed
                                                            Guarantor      Guarantor       Guarantor                   Consolidated
                                                  Parent   Subsidiaries   Subsidiaries    Subsidiaries   Eliminations     Total
                                               ----------  ------------   -------------   -------------  ------------   -----------
Assets
Current assets:
  Cash and cash equivalents................    $    3,134  $         712  $       5,395   $      16,221  $          --   $    25,462
  Accounts receivable:
     Trade, net............................           264         27,025         25,378           4,676           (206)       57,137
     Insurance claims and other............           992          3,082          7,812            (315)            --        11,571
  Marine operating supplies................           603          2,346          3,363           3,067           (160)        9,219
  Prepaid expenses.........................           762            557            630             402             --         2,351
                                               ----------  -------------  -------------   -------------  -------------   -----------
     Total current assets..................         5,755         33,722         42,578          24,051           (366)      105,740
Vessels and equipment, net.................        46,172        177,740        111,232         270,055            161       605,360
Deferred costs, net........................        16,573          9,981          9,080           7,601             --        43,235
Restricted investments.....................            --             --             --             855             --           855
Due (to) from affiliates...................      (163,992)        74,983        125,061         (32,572)        (3,480)           --
Other......................................       525,036        366,196          5,519          38,908       (927,649)        8,010
                                               ----------  -------------  -------------   -------------  -------------   -----------
  Total assets.............................    $  429,544  $     662,622  $     293,470   $     308,898  $    (931,334)  $   763,200
                                               ==========  =============  =============   =============  =============   ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................    $    1,621  $       1,948  $       5,237   $         549  $          --   $     9,355
  Current maturities of long-term debt.....        31,481          1,914             --           4,225             --        37,620
  Current obligations under capital leases.            --          3,078             --              --             --         3,078
  Accrued interest.........................         3,628            664             --           4,515             --         8,807
  Accrued liabilities and other............         6,695          7,227         22,375           5,711           (206)       41,802
                                               ----------  -------------  -------------   -------------  -------------   -----------
     Total current liabilities.............        43,425         14,831         27,612          15,000           (206)      100,662

Long-term debt.............................       167,539         24,048             --         217,917             --       409,504
Obligations under capital leases...........            --         32,490             --              --             --        32,490
Senior notes...............................        80,977             --             --              --             --        80,977
Other liabilities..........................         2,633            403            776              33             --         3,845
                                               ----------  -------------  -------------   -------------  -------------   -----------
  Total liabilities........................       294,574         71,772         28,388         232,950           (206)      627,478

Contingencies (Note 7).....................            --             --             --              --             --            --

Minority interest..........................            --             --             --              --            786           786

Total stockholders' equity (deficit).......       134,970        590,850        265,082          75,948       (931,914)      134,936
                                               ----------  -------------  -------------   -------------  -------------   -----------
  Total liabilities and stockholders' equity   $  429,544  $     662,622  $     293,470   $     308,898  $    (931,334)  $   763,200
                                               ==========  =============  =============   =============  =============   ===========








                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                                 As of December 31, 2000
                                               -------------------------------------------------------------------------------------
                                                            Domestic        Foreign          Non-                       Condensed
                                                           Guarantor      Guarantor       Guarantor                    Consolidated
                                                 Parent   Subsidiaries   Subsidiaries    Subsidiaries    Eliminations      Total
                                               ----------  ------------  --------------  -------------  -------------  ------------
Assets
Current assets:
  Cash and cash equivalents................    $    1,402  $      (2,190) $       6,380   $       8,641  $        --   $      14,233
  Restricted cash..........................           331             --             --              --           --             331
  Accounts receivable:
     Trade, net............................         1,607         24,011         24,298           4,314         (704)         53,526
     Insurance claims and other............         1,029          3,060          7,091             336           --          11,516
  Marine operating supplies................           393          2,466          3,503           3,276           --           9,638
  Prepaid expenses.........................           568            920          1,177             390           --           3,055
                                               ----------  -------------  -------------   -------------  -----------   -------------
     Total current assets..................         5,330         28,267         42,449          16,957         (704)         92,299
Vessels and equipment, net.................        47,349        186,174        129,344         277,029           --         639,896
Deferred costs, net........................        17,268          7,926          4,427           8,538           --          38,159
Restricted investments.....................            --             --             --             865           --             865
Due (to) from affiliates...................      (143,041)        63,892        117,788         (35,159)      (3,480)             --
Other......................................       509,352        327,407          3,431          37,435     (873,368)          4,257
                                               ----------  -------------  -------------   -------------  -----------   -------------
  Total assets.............................    $  436,258  $     613,666  $     297,439   $     305,665  $  (877,552)  $     775,476
                                               ==========  =============  =============   =============  ===========   =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.........................    $      976  $       4,847  $       6,300   $         783  $        --   $      12,906
  Current maturities of long-term debt.....        27,226          1,960             --           4,084           --          33,270
  Current obligations under capital leases.            --          3,580             --              --           --           3,580
  Accrued interest.........................           454            492             --             731           --           1,677
  Accrued liabilities and other............         7,552          4,676         17,719           4,597         (704)         33,840
                                               ----------  -------------  -------------   -------------  -----------   -------------
     Total current liabilities.............        36,208         15,555         24,019          10,195         (704)         85,273

Long-term debt.............................       181,451         25,333             --         220,065           --         426,849
Obligations under capital leases...........            --         34,718             --              --           --          34,718
Senior notes...............................        79,108             --             --              --           --          79,108
Other liabilities..........................         2,944            424            785              42           --           4,195
                                               ----------  -------------  -------------   -------------  -----------   -------------
  Total liabilities........................       299,711         76,030         24,804         230,302         (704)        630,143

Contingencies (Note 7)                                 --             --             --              --           --              --

Minority interest..........................            --             --             --              --        8,819           8,819

Total stockholders' equity (deficit).......       136,547        537,636        272,635          75,363     (885,667)        136,514
                                               ----------  -------------  -------------   -------------  -----------   -------------
  Total liabilities and stockholders' equity   $  436,258  $     613,666  $     297,439   $     305,665  $  (877,552)  $     775,476
                                               ==========  =============  =============   =============  ===========   =============

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

Revenue Overview

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 55% and 46% of Company revenue for the nine months ended September 30, 2001 and 2000, respectively. Marine transportation, under the new name Seabulk Tankers, consists of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical product carriers in the domestic coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. Together, they accounted for approximately 35% and 44% of Company revenue for the nine months ended September 30, 2001 and 2000, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 10% of Company revenue for the nine months ended September 30, 2001 and 2000.

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

     -------------------- --------------------------- ---------------------------- ----------------------------
                                   Q1 2001                      Q2 2001                      Q3 2001
                         AHTS/  AHT/   Crew/  Other  AHTS/   AHT/   Crew/  Other  AHTS/  AHT/    Crew/  Other
                         Supply  Tugs  Utility       Supply   Tugs  Utility       Supply  Tugs   Utility
     Domestic(1)
     Vessels(2) (3) (4)      26      -     31      1      26      -     33      1     26       -     32      1
     Bareboat-out(4)          -      -      2      1       -      -      2      1      -       -      -      1
     Laid-Up                  1      -      -      1       1      -      -      1      -       -      -      1
     Effective
     Utilization(5)         75%      -    87%      -     90%      -    87%      -    83%       -    83%      -

     Day Rate            $6,946      - $2,709      -  $7,397      - $2,929      - $7,486       - $3,061      -


     West Africa
     Vessels(2)(3)(6)(8)     27      3      6      1      27      4      5      1     27       4      6      1
     Laid-Up                  -      -      -      -       -      -      -      -      -       -      -      -
     Effective
     Utilization(5)         83%    46%    85%      -     86%    41%    77%    84%    82%     63%    64%    84%

     Day Rate            $6,325 $4,491 $2,754      -  $6,988 $5,528 $2,774      - $7,644  $6,097 $2,715      -


     Middle East
     Vessels(2)(3)(7)(9)      5      8     11      7       5      8     11      7      5       8      9      6
     Laid-Up                  -      -      -      -       -      -      -      -      -       -      -      -
     Effective
     Utilization(5)         77%    24%    66%    56%     92%    50%    59%    69%    86%     48%    65%    43%

     Day Rate            $3,003 $4,129 $1,421 $5,197  $2,855 $3,889 $1,434 $5,393 $2,954  $4,443 $1,611 $5,399


     Southeast Asia
     Vessels(2) (6) (10)      8      1      5      1       8      1      5      1      8       -      6      2
     Laid-Up                  -      -      1      -       -      -      1      -      -       -      -      -
     Effective
     Utilization(5)         87%    37%    89%    33%     83%    46%    73%    71%    79%       -    69%   100%

     Day Rate            $5,347      - $1,429      -  $4,277      - $1,443      - $4,762       - $1,708      -



(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) During Q1 2001, one AHTS, one supply boat, and one specialty vessel (Other) transferred from the Middle East to West Africa. During Q2 2001, the Company purchased a crewboat and transferred one vessel in the Crew/Utility category from West Africa to Domestic.
(4)  Bareboat-out  chartered  vessels  are  not  included  in the day  rate  and utilization statistics. During Q3 2001, bareboat contracts for two crewboats in the Domestic operating region were terminated and the vessels were returned to the Company.
(5)  Effective utilization excludes laid-up vessels.
(6) One vessel in the AHT/Tugs category worked in West Africa and Southeast Asia during Q2 2001 and earned sufficient revenue to be included in the statistics for both regions.
(7) The Middle East - Other category includes a vessel that is in a 50/50 joint venture and not included in the day rate and utilization statistics.
(8) During Q3 2001, one crewboat and one utility boat in Domestic region were transferred to "held-for-sale" status. Additionally, the Company transferred one crewboat from Domestic to West Africa. The reduction in the Domestic Crew/Utility vessel count was offset in part by the addition of two crewboats as bareboat-out contracts were terminated during Q3 2001.
(9) During Q3 2001, the Company transferred one crewboat and one specialty vessel (Other) from the Middle East to Southeast Asia. Additionally, one crewboat was transferred to "held-for-sale" status.
(10) During Q3 2001, one crewboat and one specialty vessel (Other) were transferred from West Africa to Southeast Asia. Also, one vessel in the AHT/Tugs category that worked in West Africa and Southeast Asia during Q2 2001 did not work in Southeast Asia during Q3. Additionally, the Company reactivated one crewboat from laid-up status during Q3 2001.



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

         Domestic offshore revenues during the first half of fiscal 2001 benefited from increased average day rates and fleet utilization. Third quarter results, however, showed a modest downturn due to reduced drilling activity in the Gulf of Mexico. The impact of this was largely felt in September as the downward trend in natural gas prices accelerated and drillers laid off rigs. The underlying market weakness has been largely due to a slowing U.S. economy and moderate summer weather, both of which reduced the demand for energy. Since the events of September 11, both the U.S. and world economies have been subject to further downward pressure. As a result, the timing for a robust recovery in the Gulf of Mexico is less certain. Nevertheless, the Company believes that the energy fundamentals which drive this industry will lead to a recovery in the U.S. offshore market by mid-2002. This should have a positive impact on offshore vessel demand.

         International offshore revenues for the nine months ended September 30, 2001 benefited from rising day rates, particularly in West Africa and Southeast Asia, as major oil companies are moving ahead with aggressive oil exploration and development programs outside the U.S. During the third quarter, both demand and the price of oil remained relatively firm, although there is now evidence of a softening trend. This, however, is unlikely to affect exploration and development outlays in the key areas where the Company operates as most of the activity there is controlled by the international oil majors, whose strategy reflects a longer-term time horizon.

         The Company's actual performance in West Africa and Southeast Asia was affected by an aggressive drydocking and repair program, which reduced reported utilization for the Company's vessels. The benefits of these actions should be reflected in improved vessel performance, reliability and utilization in future quarters.

         Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats as of October 31, 2001 for Domestic, West Africa, the Middle East and Southeast Asia approximated $7,000/66%, $8,000/83%, $3,400/83% and $5,900/71%, respectively.

         The Company had 24, 16 and 14 offshore vessels in "held for sale" status as of March 31, June 30 and September 30, 2001, respectively. Most of these vessels were previously in lay-up. Subsequent to September 30, 2001, the Company sold two crewboats in the held-for-sale category.

Marine Transportation

         Revenue from the Company's marine transportation services is derived principally from the operations of 10 tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade and, to a lesser extent, from towboat and fuel barge operations in Green Cove Springs, Florida.

         Petroleum Tankers. Demand for crude oil and petroleum product transportation services is dependent on production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company operated seven petroleum tankers as of September 30, 2001. Four of these are double-hull, state-of-the-art vessels delivered in late 1998 and the first half of 1999. The Company operates a fifth double-hull tanker in the chemical transportation trade. At the end of December 2001, voyage charters for three vessels will expire and be replaced by two multiyear time charters at time charter-equivalent rates 55% above the returns achieved for these vessels in 2001. The third vessel is expected to show a similar year-over-year gain when its new contract is signed in the fourth quarter of 2001. A fourth vessel also secured a time charter, commencing in the fourth quarter of 2001, at a 25% increase over the expiring rate. Under a time charter, fuel and port charges are borne by the charterer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels.

         Chemical Tankers. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one multipurpose vessel in the chemical trade as of September 30, 2001. The multi-purpose vessel is a double-hull, state-of-the-art tanker delivered in the first half of 1999. The two chemical tankers are double-bottom ships. The higher rate environment for petroleum tankers is carrying over into the chemical tanker market. Higher spot market rates have helped push time charter equivalents up substantially in the third quarter and into the fourth quarter.

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                                Nine Months Ended September 30,
                                              ----------------------------------
                                                      2001          2000(1)(2)
                                              -----------------  ---------------
     Number of vessels operated............         10                    12
     Revenue (in thousands)................   $   84,827         $      97,108
      --------------------------

(1) During the third quarter of 2000, the Company scrapped one tanker that was at the end of its OPA 90-mandated useful life.
(2) Includes revenue from chartered-in vessels of $9.4 million for the nine months ended September 30, 2000.

         Inland Tugs and Barges. Revenue from the Company's Sun State Marine Services subsidiary has been derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power & Light (FPL) that require the Company to transport fuel as needed. On January 31, 2001, Sun State renewed the contract with Colonial for four years with an additional seven-year renewal option. The renewal option in 2005 is contingent on Colonial's ability to renew a related contract. The contract with FPL expires in April 2002 and will not be renewed. Revenue is also derived from Sun State's ship maintenance, repair, drydocking and construction activities. Revenue from all of Sun State's operations totaled $7.9 and $7.6 million, respectively, for the nine months ended September 30, 2001 and 2000.

Towing

         Revenue from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of general trade activity in the region served by the port. While the demand for tug services normally tracks overall trade activity, it has increased in certain areas in the wake of the terrorist attacks and the renewed focus on security in U.S. ports.

         The following table summarizes certain operating information for the Company's tugs:

                                               Nine Months Ended September 30,
                                             ----------------------------------
                                                      2001            2000
                                             ------------------  --------------
    Number of tugs at end of period.......             31                  33
    Revenue (in thousands)................   $       25,027      $       25,011


         Towing revenue was unchanged for the nine months ended September 30, 2001 compared to the same period in the prior year. The Company sold a total of five towing vessels in 2000, one in the second quarter and four in the third quarter; and two more in the first quarter of 2001. The associated proceeds were used to pay down debt. In addition, the Company took delivery of its fourth SDM(TM) in the second quarter of 2000.

         In August 2001, the Broward County Board of Commissioners granted a second Port Everglades tug franchise to a competitor. Since 1958, when the tug operations commenced, the Company has operated the franchise as a sole provider of docking services in the port. The competitor is expected to put two boats into service in January 2002 and one in January 2003. As a result, the Company expects that towing revenue will decrease in fiscal 2002. However, the decline in towing revenue is not considered to be material to the Company as a whole.

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

Results of Operations

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

                                       Three Months ended September 30,                   Nine Months ended September 30,
                                   ------------------------------------------          ----------------------------------------
                                           2001                   2000                        2001                  2000
                                   --------------------    -------------------         -------------------   ------------------
                                                  (in millions)                                      (in millions)
Revenue..........................  $   89.7          100% $   81.6        100%        $  262.6        100%  $  240.4        100%
Operating expenses...............      47.4          53       50.9         62            144.8         55      157.7         66
Overhead expenses................       9.0          10        9.2         11             28.4         11       28.9         12
Depreciation, amortization
  and drydocking.................      14.7          16       12.2         15             43.5         17       36.6         15
                                   --------    ---------  --------   ---------        --------   ---------  --------    --------
Income from operations...........  $   18.6          21%  $    9.3         12%        $   45.9         17%  $   17.3          7%
                                   ========    =========  ========   =========        ========   =========  ========    ========

Interest expense, net............  $   13.7          15%  $   15.8         19%        $   42.4         16%  $   46.2         19%
                                   ========    =========  ========   =========        ========   =========  ========    ========

Other income (expense)...........  $   (0.2)          0%  $   4.4           5%        $   (0.2)         0%  $   12.8          5%
                                   ========    =========  =======    =========        ========   =========  ========    ========

Net income (loss)................  $    2.9           3%  $  (3.1)          4%        $   (1.6)         1%  $  (19.3)         8%
                                   ========    =========  ========   =========        ========   =========  ========    ========

Three months ended September 30, 2001 compared with the three months ended September 30, 2000

         Revenue. Revenue increased 9.9% to $89.7 million for the three months ended September 30, 2001 from $81.6 million for the three months ended September 30, 2000.

         Offshore energy support revenue increased 30.8% to $51.1 million for the three months ended September 30, 2001 from $39.1 million for the same period in 2000, primarily due to higher day rates and utilization rates resulting from the increase in offshore exploration and production activity.

         Marine transportation revenue decreased 11.4% to $30.7 million for the three months ended September 30, 2001 from $34.6 million for the three months ended September 30, 2000. This decrease is primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000 and the termination of a charter-in contract for one tanker. The decrease in revenue also reflects the redeployment of three tankers from spot trading to time charters whereby the cost of fuel and port charges are borne by the charterer.

         Towing revenue of $8.0 million was unchanged for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

         Operating Expenses. Operating expenses decreased 6.9% to $47.4 million for the three months ended September 30, 2001 from $50.9 million for the same period in 2000, primarily due to reduced charter hire, fuel and port charges, offset in part by increases in domestic crew salaries and benefits. The reduction in charter hire payments is due to the termination of a charter-in contract for one tanker in October 2000. The reduction in fuel and port charges is primarily due to the change of three tankers from spot trading to time charters, termination of the charter-in contract for one tanker and the mandatory retirement of one tanker. The increase in domestic offshore crew salaries and benefits is primarily due to additional maritime staff resulting from (1) the purchase of two crewboats in December 2000 and May 2001 and (2) the termination of a bareboat-out contract for two crewboats. Under a bareboat contract, the charterer is responsible for crewing the vessel. As a percentage of revenue, operating expenses decreased to 52.8% for the three months ended September 30, 2001 from 62.4% for the 2000 period. This favorable trend may be affected in the future by possible increases in crewing and insurance costs.

         Overhead Expenses. Overhead expenses decreased 2.0% to $9.0 million for the three months ended September 30, 2001 from $9.2 million for the same period in 2000, primarily due to decreased professional fees and other overhead expense, offset in part by increases in salaries and benefits. Higher headcount and related salary expense for corporate activity resulted in savings on third-party consulting fees and services. The decrease in other overhead expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and the consolidation of administrative functions. As a percentage of revenue, overhead expenses decreased to 10.1% for the three months ended September 30, 2001 compared to 11.3% for the same period in 2000.

         Depreciation, Amortization and Drydocking. Depreciation, amortization and drydocking increased 21.1% to $14.7 million or 16.4% of revenue for the three months ended September 30, 2001 from $12.2 million or 14.9% of revenue for the three months ended September 30, 2000, primarily due to higher planned drydocking expenditures for offshore energy support vessels.

         Net Interest Expense. Net interest expense decreased 13.1% to $13.7 million or 15.3% of revenue for the three months ended September 30, 2001 from $15.8 million or 19.4% of revenue for the same period in 2000. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility. This decrease is offset in part by interest expense on additional borrowings in 2001 for the remaining 24.25% interest in the five double-hull tankers and the purchase of two crewboats (financed through borrowings under the Company's revolving credit agreement).

         Other (Expense) Income, Net. Other (expense) income, net decreased 104.7% to ($0.2) million for the three months ended September 30, 2001 from net income of $4.4 million for the same period in 2000, primarily due to a gain on asset sales in 2000 compared to a loss on asset sales in the 2001 period.

Nine months ended September 30, 2001 compared with the nine months ended September 30, 2000

         Revenue. Revenue increased 9.2% to $262.6 million for the nine months ended September 30, 2001 from $240.4 million for the nine months ended September 30, 2000.

         Offshore energy support revenue increased 30.7% to $144.8 million for the nine months ended September 30, 2001 from $110.8 million for the same period in 2000, primarily due to higher day rates and utilization rates resulting from the increase in offshore exploration and production activity.

         Marine transportation revenue decreased 11.4% to $92.8 million for the nine months ended September 30, 2001 from $104.6 million for the nine months ended September 30, 2000. This decrease is primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000 and the Company's charter-in of one tanker in the first quarter of 2000 through October 2000. The decrease in revenue also reflects the redeployment of three tankers from spot trading to time charters whereby the cost of fuel and port charges are borne by the charterer.


         Towing revenue of $25.0 million is unchanged for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

         Operating Expenses. Operating expenses decreased 8.2% to $144.8 million for the nine months ended September 30, 2001 from $157.7 million for the same period in 2000, due mainly to lower charter hire, fuel, and port charges, offset in part by increases in domestic crew salaries and benefits. The reduction in charter hire payments is due to the termination of a chartered-in contract for one tanker in October 2000. The reduction in fuel and port charges is primarily due to the change of three tankers from spot trading to time charters, termination of a chartered-in contract for one tanker, and the mandatory retirement of one tanker. The increase in the domestic offshore crew salaries and benefits is primarily due to additional maritime staff resulting from (1) the purchase of two crewboats in December 2000 and May 2001 and (2) the termination of a bareboat-out contract for two crewboats. Under a bareboat contract, the charterer is responsible for crewing the vessel. As a percentage of revenue, operating expenses decreased to 55.2% for the nine months ended September 30, 2001 from 65.6% for the same period in 2000. This favorable trend may be affected in the future by possible increases in crewing and insurance costs.

         Overhead Expenses. Overhead expenses decreased 1.6% to $28.4 million for the nine months ended September 30, 2001 from $28.9 million for the same period in 2000, primarily due to lower professional fees and other overhead expenses offset in part by increases in salaries and benefits. As a percentage of revenue, overhead expenses decreased to 10.8% for the nine months ended September 30, 2001 from 12.0% for the same period in 2000.

         Depreciation, Amortization and Drydocking. Depreciation, amortization and drydocking increased 18.7% to $43.5 million or 16.6% of revenue for the nine months ended September 30, 2001 from $36.6 million or 15.2% of revenue for the nine months ended September 30, 2000, primarily due to higher planned drydocking expenditures for offshore energy support vessels.

         Net Interest Expense. Net interest expense decreased 8.4% to $42.4 million or 16.1% of revenue for the nine months ended September 30, 2001 from $46.2 million or 19.2% of revenue for the same period in 2000. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility. This decrease is offset in part by interest expense on additional borrowings in 2001 for the remaining 24.25% interest in the five double-hull tankers and the purchase of two crewboats (financed through borrowings under the Company's revolving credit agreement).

         Other (Expense) Income, Net. Other (expense) income, net decreased 101.4% to ($0.2) million for the nine months ended September 30, 2001 from $12.8 million for the same period in 2000, primarily due to a net loss of $0.2 million on asset sales in 2001 compared to a $7.0 million gain on the settlement of a disputed liability and a net gain on asset sales of $4.8 million in 2000.

Liquidity and Capital Resources

         Cash Flows. Net cash provided by operating activities totaled $56.2 million for the nine months ended September 30, 2001 compared to $14.6 million for the same period in 2000. The significant increase in cash provided by operating activities is primarily a result of (1) higher operating income before non-cash charges in 2001 and (2) no reorganization costs in 2001.


         Net cash used in investing activities was $18.5 million for the nine months ended September 30, 2001 compared to $8.0 million for the same period in 2000. The use of cash for investing activities is due primarily to planned drydocking expenditures for an additional 19 vessels and smaller proceeds from disposal of assets held for sale.

         Net cash used in financing activities for the nine months ended September 30, 2001 was $26.5 million compared to $21.4 million for the same period in 2000. The increase in cash used in financing activities is attributable to a larger net decrease in the outstanding balance of the revolving credit facility and smaller redemption of restricted cash. The restricted cash represented proceeds from the exit financing which were deposited into escrow in fiscal 1999 to fund certain of the Company's contractual interest payments in 2000. The cash used in financing activities includes payments, generated from vessel sales, on term debt during the year. Proceeds from vessel sales decreased from $22.2 million in 2000 to $6.1 million in 2001.

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

         The Company's five double-hull petroleum and chemical tankers were financed with U.S. government guaranteed Title XI ship financing bonds. The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI Financial Agreement. To date, no deposits have been required. Additionally, according to the Title XI Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at September 30, 2001, the Company has approximately $16 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements. Based on current projections, the Company expects to meet the working capital requirements under the financial agreement in 2002 and may begin to formally distribute any available excess cash.

         The Company's current and future capital needs relate primarily to debt service, vessel maintenance and fleet improvement costs. Principal obligations for the first nine months of 2001 were $21.6 million. Cash interest obligations were $29.7 million of $42.5 million in total interest expense, which includes amortization of bank fees and discounts on senior notes. The Company's principal payments for the remainder of 2001 are estimated at $7.6 million. Estimated cash interest obligations for the remainder of 2001 total $18.6 million. The fourth quarter cash interest obligations are higher than the average 2001 quarterly cash interest obligations due to (1) scheduled semi-annual interest payments on the Title XI debt for the double-hull tankers and (2) the timing of interest payments for the senior debt.

         During the first nine months of 2001, the Company incurred $24.1 million in capital expenditures for fleet improvements and drydocking costs. For the remainder of 2001, these expenditures are expected to aggregate $6.4 million. Total 2001 expenditures of $30.5 million will substantially cover all of the Company's drydocking requirements for 75 vessels.

         The Company believes that operating cash flow, proceeds from vessel sales and amounts available under its revolving credit facility will be sufficient to meet its debt service obligations and other capital requirements through 2001 and 2002. As the Company's operating cash flow is dependent on factors largely beyond the Company's control, including general economic conditions and conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations. However, the Company expects to generate excess cash flow in the future from operations, which we expect to use primarily to reduce existing debt. The Company continues to evaluate financing alternatives to support future growth and enhance shareholder value.

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


                                                             Outstanding Balance
                                     Year-to-Date                  as of                                    Interest Rate as of
           Facility                    Payments              September 30, 2001           Maturity           October 31, 2001
           --------                    --------              ------------------           --------           ----------------
Tranche A term loan                  $6.7 million               $54.2 million               2004                   5.63%
Tranche B term loan                  $1.0 million               $24.8 million               2005                   6.13%
Tranche C term loan                  $3.2 million               $78.6 million               2006                   6.63%
Other                                $2.7 million               $29.8 million              Various                Various
Revolving credit facility            $5.3 million(1)            $  9.0 million              2004                   5.63%


----------------------
    (1) Represents net payments

         At October 31, 2001, $10.0 million was outstanding under the revolving credit facility. In addition to the revolver balance, there are $1.8 million in outstanding letters of credit as of October 31, 2001. We have $5.7 million of remaining credit on the revolver at October 31, 2001.

         The senior secured notes did not receive by April 15, 2000 the minimum credit rating from the rating agencies required under the note indenture. As a result, the interest rate on the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, which notes in the aggregate principal amount of $0.7 million have been issued for the nine months ended September 30, 2001. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. The Statement requires entities to record the fair value of a liability for an asset retirement obligation and to capitalize this cost by increasing the carrying amount of the related long-lived asset in the period in which it is incurred. The Standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this standard will have a material effect on the Company's financial statements.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

         Information about the Company's exposure to market risk was disclosed in its 2000 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

                                       26
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         For information concerning certain legal proceedings see Note 7 of the financial statements.

Item 6.   Exhibits and Reports on Form 8-K

         None.

Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.


 /s/ J. STEPHEN NOUSS

J. Stephen Nouss
Senior Vice President and Chief Financial Officer
Date:  November 14, 2001