Form 10-K
period 2001-12-31
SEABULK INTERNATIONAL INC
filed 2002-03-29
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 1, 2002 (based on the closing price of such stock on the Nasdaq National Market) was $31,205,451.

         At March 1, 2002 there were 10,505,017 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  DOCUMENT                                                WHERE INCORPORATED

Proxy Statement for Annual Meeting
to be held May 14, 2002 (specified portions)                   Part III

                           SEABULK INTERNATIONAL, INC.

                                 2001 FORM 10-K


                                Table of Contents

Item                                                                                                           Page


                                                       Part I
1        Business.............................................................................................    3
2        Properties...........................................................................................   17
3        Legal Proceedings....................................................................................   17
4        Submission of Matters to a Vote of Security Holders..................................................   18
4A       Executive Officers of the Registrant.................................................................   19

                                                       Part II

5        Market for Registrant's Common Equity and Related Stockholder Matters................................   22
6        Selected Financial Data..............................................................................   23
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................................   26
7A       Quantitative and Qualitative Disclosures About Market Risk...........................................   45
8        Financial Statements.................................................................................   45
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...........................................................................................   45

                                                      Part III

10       Directors and Executive Officers of the Registrant...................................................   46
11       Executive Compensation...............................................................................   46
12       Security Ownership of Certain Beneficial Owners and Management.......................................   46
13       Certain Relationships and Related Transactions.......................................................   46

                                                       Part IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   47


                              Financial Supplement

         Consolidated Financial Statements and Schedules......................................................  F-1

                                       27
                                     PART I

Item 1.  Business

General

         Seabulk International, Inc. is the new name for Hvide Marine Incorporated. The change was effective March 19, 2001 and symbolizes the Company's transformation under new management and new ownership into a strong competitor in each of its three main businesses - offshore energy support, marine transportation, and towing. Our offshore energy services fleet, numbering 140 vessels, is one of the world's largest and provides services to operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, South America and Southeast Asia. Our marine transportation fleet, numbering ten tankers, carries petroleum products, crude oil, and specialty chemicals in the U.S. domestic trade and includes five double-hull petroleum product and chemical carriers delivered in 1998 and 1999. Our towing fleet numbers 31 vessels and is one of the largest and most modern in the United States. We are the sole provider of commercial tug services at Port Canaveral, Florida; and a leading provider of those services in Port Everglades, Florida; Tampa, Florida; Mobile, Alabama; Lake Charles, Louisiana; and Port Arthur, Texas. We also provide offshore towing services primarily in the Gulf of Mexico. In March 2002, we sold the eight towboats and 14 barges in our marine transportation fleet, which was part of our Jacksonville, Florida, based Sun State Marine Services subsidiary.

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

o changes in laws and regulations affecting the marine transportation industry, including any possible weakening of the Jones Act, which could result in increased competition from non-U.S. companies and foreign built vessels in our domestic offshore energy support, towing, and petroleum and chemical product transportation businesses;

o changes in environmental laws and regulations, including any possible weakening of the U.S. Oil Pollution Act of 1990 ("OPA 90"), which could result in increased competition for the petroleum and chemical product transportation services provided by our modern double-hull fleet;

o risks associated with potential oil spills or other environmental pollution incidents, which, although believed to be covered by liability insurance, may result in adverse market reaction and loss of business; and

o terrorist attacks or hijackings, which could disable or destroy one of our vessels and result in significant loss of hire and revenue.

         Additional information regarding these and other factors affecting our business appears elsewhere in this Report.

Liquidity

         At December 31, 2001, the Company had a working capital deficit of approximately $5.2 million as day rates and utilization during the last four months of 2001 sharply declined for offshore vessels working in the Gulf of Mexico. The slowdown in the domestic market was offset in part by continued strength in the Company's international offshore operations, where rising day rates throughout the year contributed to increased revenue in West Africa and Southeast Asia. This increased revenue was driven by higher exploration and production spending as major oil companies moved ahead with oil exploration and development programs outside the U.S. Nonetheless, during the second half of 2001, there was a noticeable softening in both energy demand and prices for oil and natural gas. Management believes that the softening trend is unlikely to affect international exploration and development outlays in key areas where the Company operates as most of the activity there is controlled by the international oil companies, whose strategy reflects a longer-term time horizon. Since the September 11 attacks and subsequent war on terrorism, the U.S. economy has been subject to further downward pressure and, as we enter 2002, the timing of a recovery in the domestic offshore segment is less certain. We therefore do not expect earnings in 2002 from the offshore segment to match those of 2001. Nevertheless, consistent with industry forecasts regarding exploration and production spending, the Company believes that the energy fundamentals that drive the offshore industry will lead to a recovery in the U.S. offshore market during the second half of 2002 and that the more important international offshore markets will remain strong throughout the year. However, there can be no assurance this will occur. The Company also expects to benefit from higher earnings in its tanker business as a result of higher time charter and bareboat charter rates that take effect in 2002.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $109.4 million. The Company expects that cash flow from operations will continue to make significant contributions toward working capital and its capital requirements. The Company also expects to complete the sale of certain non-strategic assets in 2002 of which $5 million in proceeds could be used for working capital purposes. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving line of credit will be sufficient to meet its capital requirements.

         Management is currently implementing certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) repositioning certain vessels to take advantage of higher day rates, (2) lay-up or selling unprofitable vessels , (3) changing tanker contracts from spot trading to time charters, and (4) eliminating non-essential operating and overhead expenses. As a result of the expanding market in West Africa and softening in the Gulf of Mexico, the Company has mobilized two of its Gulf of Mexico supply boats for redeployment to West Africa during the first quarter of 2002. At the end of December 2001, low-rate voyage charters for three of the Company's tankers expired and were replaced by two higher-rate time charters and a ten-year bareboat charter. Additionally, on March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans. The Company continues to evaluate financing alternatives, including a possible equity infusion or other strategic transaction to reduce debt levels and support future growth opportunities.

         In December 2001, management decided to sell the fixed assets of Sun State. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash.


         While management believes that the initiatives are sound and attainable, the possibility exists that unforeseen events or business conditions, including deterioration in its markets could prevent the Company from meeting targeted operating results and meeting its financial covenants.

         If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

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

Fleet Overview

         The following table lists the types of vessels we owned, operated, or chartered as of March 1, 2002:

                                                                    Vessels
                                                                    in Fleet
                                                                  -------------
     Offshore Energy Support
        Domestic Offshore Energy Support:
          Anchor Handling Tug Supply/Supply Boats..............         24
            Crew/Utility Boats.................................         30
            Geophysical Boats..................................          2
                                                                  --------
               Total Domestic Offshore Energy Support..........         56

        International Offshore Energy Support:
            Anchor Handling Tug Supply/Supply Boats............         43
            Anchor Handling Tugs/Tugs..........................         13
            Crew/Utility Boats.................................         20
            Other..............................................          8
                                                                  --------
               Total International Offshore Energy Support.....         84
                                                                  --------

               Total Offshore Energy Support...................        140

     Marine Transportation
          Petroleum/Chemical Product Carriers..................         10
          Fuel Barges..........................................         14
          Towboats.............................................          8
                                                                  --------
               Total Marine Transportation.....................         32
                                                                  --------

     Towing....................................................         31
                                                                  --------

                               Total vessels...................        203
                                                                  ========

         The total vessels referred to above include 199 vessels that we own and operate; one vessel that we own but is operated by others; two vessels owned by others but operated by us, under various chartering and operating arrangements; and one vessel chartered to a third party that is neither owned nor operated by us. At March 1, 2002, we are actively marketing 13 of the offshore energy support vessels for sale. During the first quarter of 2002, we reactivated two vessels.

         For financial information about our business segments and geographic areas of operation, see Note 13 to our consolidated financial statements.

Lines of Business

         (1) Offshore Energy Support (Seabulk Offshore)

         This is our biggest business, accounting for approximately 55.1% of our total revenue in 2001. Offshore energy support vessels are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. Offshore energy support vessels are hired, or "chartered," by oil companies and others engaged in offshore exploration and production activities.

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

         About 44.0% of our 2001 offshore revenue is derived from domestic operations under U.S.-flag vessel registration in the Gulf of Mexico, directed from offices in Lafayette, Louisiana. The balance is derived from international operations, including offshore West Africa, the Arabian Gulf and adjacent areas, and Southeast Asia. We also operate offshore energy support vessels in other regions, including Central and South America and, to a limited extent, Europe. Operations in the Arabian Gulf, Southeast Asia and adjacent areas are directed from facilities in Dubai, United Arab Emirates; operations in offshore West Africa and certain other international areas are directed from facilities in Nyon, Switzerland; and operations in Mexico are directed from our Lafayette, Louisiana facilities. We also have sales offices and/or maintenance and other facilities in many of the countries where our vessels operate.

         The following table shows the deployment of our offshore energy support fleet at March 1, 2002.

                        Location                                    Vessels

        Domestic Offshore Energy Support
          U.S. Gulf of Mexico                                            55
          Other                                                           1
                                                                       ----
            Total Domestic Offshore Energy Support                       56
                                                                       ----

        International Offshore Energy Support
          West Africa                                                    38
          Middle East                                                    24
          Southeast Asia                                                 13
          Other                                                           9
                                                                       ----
            Total International Offshore Energy Support                  84
                                                                       ----
              Total                                                     140
                                                                       ====

         The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 20 years. About 21.0% of the offshore fleet is less than ten years old, and approximately 40.0% is more than 20 years old. After a vessel has been in service for approximately 30 years, the costs of repair, vessel certification and maintenance may not be economically justifiable.

         (2) Marine Transportation (Seabulk Tankers)

         We provide marine transportation services, principally for petroleum products and specialty chemicals, in the U.S. domestic or "coastwise" trade, a market largely insulated from international competition under the Jones Act. Marine transportation includes our ten tankers, five of which are double-hulled, and our inland tug-and-barge operation, Sun State Marine Services, which was sold in March 2002. This is our second largest business, accounting for approximately 35.2% of our total revenue in 2001.

         Petroleum Product Transportation. In the domestic energy transportation trade, oceangoing and inland-waterway vessels transport fuel and other petroleum products, primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts and inland rivers. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980, as vessels have reached the end of their useful lives and the cost of constructing vessels in the United States (a requirement for U.S. domestic trade participation) has substantially increased. The decline in the number of available vessels has tightened the supply/demand balance and put upward pressure on freight rates, thereby benefiting the Company and its fleet of relatively young tankers.

         At March 1, 2002 we operated the following petroleum product carriers:

                                                                                             Tonnage (in dead
       Name of Vessel                                       Capacity (in barrels)          weight tons or "dwt")
       --------------                                       ---------------------         ----------------------
Seabulk Trader    (formerly known as Dynachem)                       360,000                     49,900
Seabulk Challenge (formerly known as Petrochem)                      360,000                     49,900
Ambrose Channel                                                      341,000                     45,000
Seabulk Arctic (formerly known as Cape Lookout Shoals)               340,000                     46,000
Seabulk Mariner (formerly known as Diamond Shoals)                   340,000                     46,000
Seabulk Pride (formerly known as Nantucket Shoals)                   340,000                     46,000
Defender (to be renamed Seabulk Marketer)                            260,000                     36,600

         The Ambrose Channel is operated by a major oil company on a bareboat charter as of March 1, 2002.

         The Ambrose Channel, Seabulk Arctic, Seabulk Mariner and Seabulk Pride are four of our five double-hull carriers. These vessels are the newest and most technologically advanced product carriers in the Jones Act market. The fifth double-hull, Brenton Reef, is listed below under chemical tankers.

         We acquired the Defender in March 1998. Under OPA 90, this vessel cannot be used to transport petroleum and petroleum products in U.S. commerce after 2008. We acquired the Seabulk Challenge and Seabulk Trader in August 1996. Their OPA 90 retirement date is 2011. The four double-hulls have no retirement date under OPA 90.

         At March 1, 2002, five of our petroleum product carriers were operating under time charters, one under a bareboat charter and one in the short-term, spot market.

         Chemical Transportation. In the U.S. domestic chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, alcohol, chlorinated solvents, paraxylene, alkylates, toluene, ethylene glycol, methyl tertiary butyl ether (MTBE) and lubricating oils. Coastwise chemical tonnage demand has increased in recent years as a result of the general expansion of the U.S. economy and as gasoline additives have begun to move coastwise. Some of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks; many of them are very sensitive to contamination and require special cargo-handling equipment.

         At March 1, 2002, we operated three vessels in the chemical trade:

                                                                                    Tonnage (in dead-
             Name of Vessel                 Capacity (in barrels)                 weight tons or "dwt")
             --------------                 ---------------------                 ---------------------
         Brenton Reef                               341,000                             45,000
         Seabulk Magnachem                          298,000                             39,300
         Seabulk America                            297,000                             46,300

         Delivered in 1999, the Brenton Reef is a double-hull carrier in which we have a 100.0% equity interest. We operate the Seabulk Magnachem under a bareboat charter expiring in February 2007. We own a 67.0% equity interest in the Seabulk America; the remaining 33.0% interest is owned by Stolt Tankers (U.S.A.), Inc.

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

         Pursuant to OPA 90, the Seabulk America and Seabulk Magnachem cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015 and 2007, respectively. The Brenton Reef has no retirement date under OPA 90.

         We believe that the total capacity of these carriers represents a substantial portion of the capacity of the domestic specialty chemical carrier fleet. The two chemical carriers, Seabulk America and Seabulk Magnachem, can also be used as petroleum tankers. They are among the last independently owned carriers scheduled to be retired under OPA 90 for carrying petroleum products.

         We book cargoes either on a spot (movement-by-movement) or time basis. Approximately 75.0% of contracts for cargo are committed on a 12- to 30-month basis, with minimum and maximum cargo tonnage specified over the period at fixed or escalating rates per ton. We are often able to generate additional revenue by chartering cargo space on competitors' vessels.

         Sun State. Until the sale in March 2002, our Sun State Marine Services subsidiary owned and operated a petroleum transportation fleet of eight towboats and 14 barges, all of which were primarily engaged in fuel transportation along the Atlantic intracoastal waterway and the St. Johns River in Florida.

         The majority of Sun State's revenue was derived from a fuel transportation contract with Colonial Oil Industries (Colonial) (formerly known as Steuart Petroleum Company), purchaser of the eight tow boats and 14 barges, in which Sun State was responsible for handling all marine deliveries including the servicing of Colonial's paper mill, electric utility and vessel bunker customers. The remainder of Sun State's marine transportation revenue was derived from fuel transportation and towing contracts with other customers along with its marine maintenance, repair, drydocking and construction facility. This facility is planned to be sold in the second quarter of 2002.

         OPA 90 requires all single-hull barges to discontinue transporting fuel and other petroleum products in 2015.

Other Services

         Sun State also owns and operates a small vessel maintenance, repair and construction drydocking facility in Green Cove Springs, Florida, which is engaged principally in the maintenance and construction of tugs and barges, offshore support vessels, and other small vessels. This facility is planned to be sold in the second quarter of 2002.

         We own a 40-acre facility in Port Arthur, Texas that serves as a regional office for our towing business, storage and supply base, and a facility for topside repairs of oceangoing vessels. This facility is planned to be sold during the second quarter of 2002. The regional office for the Port Arthur towing business would continue to operate from a portion of the facility on a rental basis.


         (3) Towing (Seabulk Towing)

         Towing is the smallest of our three businesses, representing about 9.7% of our total revenue in 2001. Our harbor tugs serve seven ports in Florida, Alabama, Texas and Louisiana, where they assist petroleum product carriers, barges, container ships and other cargo vessels in docking and undocking and in proceeding within the port areas and harbors. We also operate four tugs with offshore towing capabilities that conduct a variety of offshore towing services in the Gulf of Mexico, Guayanilla, Puerto Rico, and the Atlantic Ocean. Our tug fleet consists of 20 conventional tugs, seven tractor tugs, and four Ship Docking Module(TM) tractor tugs, known as SDMs(TM). SDMs(TM) are innovative ship docking vessels, designed and patented by us, that are more maneuverable, efficient and flexible, and require fewer crew members, than conventional harbor tugs.

         Harbor Tug Operations. In most U.S. ports, competition is unregulated. However, a few ports grant non-exclusive franchises to harbor tug operators; these include Port Canaveral,Florida, where we are currently the sole franchisee, and Port Everglades and Port Manatee (near Tampa), Florida, where we are currently a leading provider of commercial tug services. Rates are unregulated in all ports that we serve, including the franchised ports. Each port is generally a distinct market for harbor tugs, even though harbor tugs can be moved from port to port.

         Port Everglades. Port Everglades has the second largest petroleum non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for South Florida. Between 1958, when our tug operations commenced, and December 2001, we operated the franchise as the sole provider of docking services in the port. In August 2001, a second franchise was issued to a competitor by the port, who commenced operations in the port in December 2001. Seabulk Towing's franchise was amended in January 2002 to require Seabulk Towing to maintain a minimum of three tractor tugs in the port, rather than five tugs previously. The franchise is not exclusive and expires in 2007. While we are regarded as a high-standards operator, there is no assurance that it will be renewed. As of March 1, 2002, we operated five tugs in Port Everglades.

         Tampa. We expanded our harbor towing services to Tampa through the October 1997 acquisition of an established operator in the port. Because the port is comprised of three "sub-ports" (including Port Manatee) and a distant sea buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. On January 1, 2002, we operated eight tugs, including two tractor tugs and two SDMs(TM), in the port (including Port Manatee). We were the sole harbor tug operator in the port until October 1999, when another company began operations in the port. We currently maintain an approximate 65.0% market share in Tampa.

         Port Canaveral. In Port Canaveral, we currently have the sole franchise to provide harbor-docking services. In this port, we provide docking and undocking services for commercial cargo vessels serving central Florida and, on a very limited basis, for cruise ships. Our franchise can be canceled with 60 days notice, and there can be no assurance that we will be able to retain our franchise in Port Canaveral. At March 1, 2002, we operated four tugs in Port Canaveral and were the port's sole provider of harbor towing services.

         Mobile. At this port, we provide docking and undocking services primarily to commercial cargo vessels, including vessels transporting coal and other bulk exports. We believe that we provide about 50.0% of the harbor tug business in this port, where we operated three tugs at March 1, 2002.

         Port Arthur and Lake Charles. At these ports we operate seven harbor tugs. Currently, four of these tugs serve Port Arthur, Texas; two serve Lake Charles, Louisiana, and one serves both harbors. Each of these ports has a competing provider of harbor tug services. We estimate our market share in both ports at 50.0%.

         Offshore Towing Operations. We currently have four tugs working in the offshore towing market that conduct a variety of offshore towing services in the Gulf of Mexico, Guayanilla, Puerto Rico, and the Atlantic Ocean. Demand for towing services depends on vessel traffic and oilfield activity, which is in turn generally dependent on local and national economic conditions.

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

         The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short- or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. CITGO, which accounted for 11.0% of our 2001 revenue, was our largest single customer in 2001 with a contract of affreightment commitment of three tankers. Commencing January 2002, CITGO committed to two time charters.

         Our towing services are offered to vessel owners and operators and their agents. Our rates for harbor towing services are set forth in published tariffs and may be modified at any time, subject to competitive factors. We also grant volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

Competition

         We operate in a highly competitive environment in all our operations. The principal competitive factors in each of the markets in which we operate are suitability and reliability of equipment, safety record, personnel, price, service, and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), shallow water versus deepwater needs, the complexity of maintaining logistical support and the cost of transferring equipment from one market to another. Our vessels that provide marine transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, we compete with other providers of tug services in all but one of the ports in which we operate. A new competitor entered the harbor tug market in Tampa in 1999, and another in Port Everglades at the end of 2001. Additional competitors may enter our markets in the future. While U.S. flag, coastwise-operated vessels are protected under the Jones Act, foreign-built, foreign-manned and foreign-owned vessels could be eligible to compete with our vessels operating in the domestic trade if the Jones Act were repealed. There are no current indications that this will occur.




Environmental and Other Regulations

         Our operations are subject to significant federal, state, and local regulations, the principal provisions of which are described below.

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

         Governmental authorities have the power to enforce compliance with applicable regulations, and violators are subject to fines, injunction, or both. We do not expect that we will be required in the near future to make capital expenditures that are material to our financial condition or operations by reason of environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these laws and regulations.

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

         Under OPA 90, owners and operators of facilities and owners, operators and certain charterers of vessels are "responsible parties" and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of a third party, an act of God or an act of war. Damages are defined broadly to include (i) natural resources damages and the costs of remediation thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) the net loss of taxes, royalties, rents, fees and profits by the U.S. government, a state or political subdivision thereof; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) the loss of subsistence use of natural resources.

         For facilities, the statutory liability of responsible parties is limited to $350.0 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10.0 million ($2.0 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident caused by violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities. Although we currently maintain maximum available pollution liability insurance, a catastrophic spill could result in liability in excess of available insurance coverage, resulting in a material adverse effect on our business.

         Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers operating in United States waters must be built with double hulls, and existing single-hull, double-side or double-bottom vessels must be phased out at some point, depending upon their size, age and place of discharge, through 2015 unless retrofitted with double hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, our five single-hull chemical and petroleum product carriers will be required to cease transporting petroleum products by 2015 with the first vessel phased out in 2007 and the last vessel phased out in 2015.

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

         In addition to OPA 90, the following are examples of environmental, safety and health laws that relate to our operations:

         Water. The Federal Water Pollution Control Act ("FWPCA") or Clean Water Act ("CWA") imposes restrictions and strict controls on the discharge of pollutants into navigable waters. Such discharges are typically regulated by National Pollutant Discharge Elimination System ("NPDES") permits. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial potential liability for the costs of removal, remediation, and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters.

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

         Coastwise Laws. A substantial portion of our operations is conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (commonly referred to as the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens, with an exception to the ownership requirement with respect to foreign owned financial entities which own and lease U.S. vessels to U.S. operators. Generally, a corporation is deemed an U.S. citizen so long as (i) it is organized under the laws of the U.S. or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and (iv) 75.0% of the interest and voting power in the corporation is held by citizens. Because we could lose our privilege of operating our vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25.0% of our outstanding capital stock, our Certificate of Incorporation contains restrictions concerning foreign ownership and control of our stock.

         There have been repeated efforts aimed to repeal or significantly change the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal it. Such changes could have a material adverse effect on our operations and financial condition.

         Occupational Health Regulations. Our shoreside facilities and, as of 2001, our U.S.-based vessels are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration
(OSHA) and comparable state programs. Such regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. Such regulations currently require us to perform monitoring, medical testing and record keeping with respect to mariners engaged in the handling of the various cargoes transported by our chemical and petroleum product carriers.

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

Insurance

         Our marine transportation operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to our vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees, and pollution and other environmental damages. We maintain insurance coverage against these hazards with certain deductibles for which we are responsible. Risk of loss of or damage to our vessels is insured through hull insurance policies in amounts that approximate fair market value, also subject to certain deductibles. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through our participation in a mutual insurance association, Steamship Mutual Underwriting Association (Bermuda) Limited. Because we maintain mutual insurance, we are subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance and to premium increases based on prior loss experience. Such funding requirements are monitored and recorded as insurance expense when they become probable and estimatable.


Security

         Heightened awareness of security needs brought about by the events of September 11, 2001 have caused the U.S. Congress, the states and local ports to require the adoption of heightened security procedures relating to ports with vessel access, The Company has complied with such new procedures and has revised its vessel access procedures in light of new requirements.

Employees

         As of January 1, 2002, we had 2,563 employees. Management considers relations with employees to be satisfactory. Renegotiations of labor contracts are on-going and are expected to be settled amicably. The Seabulk America and Seabulk Magnachem are manned by approximately 80 officers and crew who are subject to two collective bargaining arrangements that expire on December 31, 2003 and 2002, respectively. In addition, the Seabulk Trader, Seabulk Challenge, Defender, the five new double-hull carriers, and thirty-one harbor tugs are manned by approximately 418 members of national maritime labor unions.

Item 2.  Properties

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company owns a 40-acre facility in Port Arthur, Texas that serves as a regional office and includes 1,200 feet of dock space. This facility is planned to be sold in the second quarter of 2002. The Company also leases office and other facilities in Lafayette, Louisiana; Green Cove Springs, Florida; Dubai; the United Arab Emirates; and Nyon, Switzerland. It is expected that the lease in Green Cove Springs will be terminated or assigned during the second quarter of 2002 as part of the sale of its Sun State Marine Services business. In addition, the Company leases sales offices and maintenance and other facilities in many of the locations where its vessels operate. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time close or consolidate facilities or lease additional facilities as operations require.

Item 3.  Legal Proceedings

         Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed two reports with and submitted documents to the Office of Foreign Asset Control of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

         The Company was sued by Maritime Transportation Development Corporation in January 2002 alleging broker commissions due from charters on two of its vessels, the Magnachem and Seabulk Challenger, since 1998. The Company is vigorously defending such charges, believes it has good defenses, but cannot predict the ultimate outcome.

         In December 2001, the Company was notified by Steamship Mutual, its protection and indemnity maritime insurance club, of additional insurance calls, in the approximate amount of $4 million, allegedly due to investment mismanagement by the club's investment advisors causing reserve shortfalls for the club. The Company is vigorously contesting this assessment. The Company cannot predict the ultimate outcome of this dispute.

         From time to time the Company is also party to litigation arising in the ordinary course of its business, most of which is covered by insurance, subject to certain deductibles. We do not believe such litigation to be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 4A.  Executive Officers of the Registrant

         The executive officers of the Company are:

      Name                Age                   Current Positions
    --------              ---             -----------------------------

Gerhard E. Kurz           62    President & Chief Executive Officer
J. Stephen Nouss          47    Senior Vice President & Chief Financial Officer*
Alan R. Twaits            54    Senior Vice President, General Counsel &
                                   Secretary
Andrew W. Brauninger      55    Senior Vice President - Offshore
William R. Ludt           54    Senior Vice President - Towing
John J. O'Connell, Jr.    58    Senior Vice President - Corporate Communications
                                   and Investor Relations & Assistant Secretary
L. Stephen Willrich       49    Senior Vice President - Tankers
A. Thomas Denning         47    Vice President - Engineering
Michael J. Pellicci       38    Controller**

* Resigned as of March 31, 2002
** Acting Chief Financial Officer as of March 31, 2002

         Mr. Kurz has been Chief Executive Officer and a director of the Company since April 2000 and was appointed President in September 2000. He formerly served as President of Mobil Shipping and Transportation Company (MOSAT), a Mobil Oil-affiliated company from which he retired in March 2000. Mr. Kurz joined Mobil in London in 1964 as a Chartering Assistant. In 1965 he was transferred to Mobil's Marine Division in New York. After a series of assignments, he was named Vice President of Planning, Middle East and Marine Transportation, and then President of MOSAT in 1989. He serves on the Board of Directors of the American Bureau of Shipping and previously chaired its Finance and Nominating Committees. He also serves on the Boards of the Seamen's Church Institute, the Coast Guard Foundation, and the Newport News Mariners' Museum. Mr. Kurz is past Chairman of the Marine Preservation Association and the Oil Companies International Marine Forum. He is a founding member and Chairman of the Massachusetts Maritime Academy's International Business Advisory Council and a member of the International Advisory Board to the Panama Canal Authority. He is the recipient of numerous awards and honors, including the International Maritime Hall of Fame Award, the 1999 SeaTrade "Personality of the Year" award, the Seamen's Church Institute Silver Bell Award, and the U. S. Coast Guard Award and Medal for Meritorious Public Service. He holds an Honorary Doctorate Degree from Massachusetts Maritime Academy.

         Mr. Nouss has been Senior Vice President and Chief Financial Officer since August 2000. He was previously Vice President of Finance and Administration for Certified Vacations Group, Inc. Prior to that he served on the management teams of two Fortune 500 companies - W. R. Grace & Co., where he was Assistant Vice President, and Ryder System, Inc., in International Finance. He is a Certified Public Accountant and has 16 years of public accounting experience with Price Waterhouse LLP and Coopers & Lybrand LLP. Mr. Nouss is President of the Florida Institute of Certified Public Accountants; serves on the Council for the American Institute of Certified Public Accountants, and is a former Director of the University of Florida Athletic Association, Inc., where he also served as Vice President. He is a past President of the Mental Health Resource Center, Inc. and the University of Florida National Alumni Association.

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

         Mr. Brauninger has been Senior Vice President - Offshore Division since August 1997. He was Vice President - Offshore Division from 1990 until July 1997 and has been President of Seabulk Offshore, Ltd., the Company's offshore energy services subsidiary, since September 1994. He was Vice President of Offshore Operations from 1990 to September 1994 and Vice President - Development from 1989 to 1990. From 1987 to 1989, Mr. Brauninger was President of OMI Offshore Services, Inc., an operator of offshore service vessels. Previously, he was employed by Sabine Towing and Transportation Company, where he held a variety of posts including Vice President - Harbor Division. He is chairman of the Offshore Marine Services Association and a Director of the National Offshore Safety Advisory Committee.

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

         Mr. Willrich has been Senior Vice President - Tankers since June 2000 and President of Seabulk Tankers (formerly OSTC- Ocean Specialty Tankers Corporation), the Company's marine transportation subsidiary, since March 1998, when he was also elected Vice President. He was appointed Senior Vice President of OSTC in August 1996. He joined the Company as Vice President of Chartering in January 1988. Prior to joining the Company, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 27 years of experience in the management of Jones Act product tankers.

         Mr. Denning has been Vice President - Engineering since August 1997. He previously served as Director of Engineering of the Company from November 1994 to July 1997, and as Superintendent Engineer from September 1986 to October 1994.

         Mr. Pellicci has been Controller since January 2001 and effective March 31, 2002, will also serve as Chief Accounting Officer. He previously served as Director of Corporate Finance and Corporate Controller of Caraustar Industries, Inc. in Atlanta, which he joined in 1989. Prior to that, he was a Senior Auditor with Arthur Andersen & Co. He is a Certified Public Accountant.

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

         Common Stock
                                                           High           Low
                                                         --------      --------
         2002
            First Quarter (through March 1)............. $   3.65      $   2.70

         2001
            First Quarter...............................     9.06          7.75
            Second Quarter..............................     7.80          5.00
            Third Quarter...............................     5.95          3.75
            Fourth Quarter..............................     4.35          2.95

         2000
            First Quarter ..............................    16.00          9.75
            Second Quarter..............................    12.50          4.88
            Third Quarter...............................     8.25          5.44
            Fourth Quarter..............................    12.44          7.19

         Class A Warrants
                                                            High           Low
                                                          -------       -------
         2002
            First Quarter (through March 1).............. $  0.38       $  0.38

         2001
            First Quarter................................    3.00          0.38
            Second Quarter...............................    0.91          0.38
            Third Quarter................................    2.00          0.38
            Fourth Quarter...............................    2.00          0.38

         2000
            First Quarter ...............................    5.00          0.25
            Second Quarter...............................    3.50          1.50
            Third Quarter................................    2.75          1.75
            Fourth Quarter...............................    4.00          0.38

         As of March 1, 2002 there were 282 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.

         Upon emergence from its Chapter 11 proceeding on December 15, 1999 (the Effective Date) the Company adopted Fresh Start Accounting, see "--- Fresh Start Reporting." Thus the Company's consolidated balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

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


                                                            Successor Company                            Predecessor Company
                                        ---------------------------------------------------------    --------------------------
                                                                      Period from     Period from
                                                                      December 16      January 1
                                                  Year Ended              to              to                 Year Ended
                                                 December 31,        December 31,    December 15,            December 31,
                                        ---------------------------  ------------    ------------    --------------------------
                                            2001          2000          1999            1999(6)         19986)        1997
                                        -----------   ------------   ------------    ------------    -----------   ------------
                                                                              (in thousands)
Consolidated Statement of
Operations Data:
  Revenue...........................   $   346,730    $  320,483      $    13,479     $   328,751    $  404,793     $  210,257
  Operating expenses................       195,234       205,226            8,047         212,753       213,601        104,933
  Overhead expenses.................        37,002        39,630            1,643          47,814        43,179         24,791
  Depreciation, amortization,
    drydocking and other............        61,313        50,271            2,069          79,410        64,244         25,200
                                        ----------    ----------      -----------     -----------    ----------     ----------
  Income (loss) from operations.....        53,181        25,356            1,720         (11,226)       83,769         55,333
  Interest expense, net(1)..........        55,667        62,010            2,688          70,374        41,238          7,024
  Other income (expense), net.......          (172)       12,574             (597)        (32,129)       (5,692)        (3,704)
  Reorganization items(2)...........            --            --               --        (433,273)           --             --
                                        ----------    ----------      -----------     -----------    ----------     ----------
  Income (loss) before
     income taxes and
     extraordinary item.............        (2,658)      (24,080)          (1,565)       (547,002)       36,839         44,605
  Provision for (benefit
     from) income taxes.............         5,210         4,872               --         (32,004)       13,489         16,950
                                        ----------    ----------      -----------     -----------   -----------     ----------
  Income (loss) before
      extraordinary item............        (7,868)      (28,952)          (1,565)       (514,998)       23,350         27,655
  Gain (loss) on extinguishment
      of debt(3)....................            --            --               --         266,643        (1,602)        (2,132)
                                        ----------    ----------      -----------     -----------   -----------     ----------
  Net income (loss).................    $   (7,868)   $  (28,952)     $    (1,565)    $  (248,355)   $   21,748     $   25,523
                                        ==========    ==========      ===========     ===========    ==========     ==========
  Diluted earnings (loss)
  per common share:
     Income (loss) before
       extraordinary item...........    $    (0.77)   $    (2.89)     $     (0.16)    $    (33.22)   $     1.43     $     1.75
                                        ==========    ==========      ===========     ============   ==========     ==========
     Net income (loss)..............    $    (0.77)   $    (2.89)     $     (0.16)    $    (16.02)   $     1.35     $     1.63
                                        ==========    ==========      ===========     ============   ==========     ==========
     Weighted average number
       of shares and
       common equivalent
       shares outstanding...........        10,277        10,034           10,000          15,503        19,451         17,120
                                        ==========    ==========      ===========     ===========    ==========     ==========
  Other Financial Data:
     EBITDA(4)......................    $  114,494    $   75,627      $     3,789     $    68,184    $  148,013     $   80,533
                                        ==========    ==========      ===========     ===========    ==========     ==========
Consolidated Statement of
Cash Flows Data:
  Net cash provided by (used in):
     Operating activities...........    $   66,840    $   26,276      $     2,561     $    14,927    $   90,853     $   42,596
     Investing activities...........       (31,815)        2,228           (3,021)        (14,862)     (525,652)      (263,897)
     Financing activities...........       (37,627)      (33,317)          (1,491)         10,826       429,550        226,636



                                                                  Successor Company                 Predecessor Company
                                                   ------------------------------------------   -------------------------
                                                                              As of December 31,
                                                   ----------------------------------------------------------------------
                                                       2001(5)         2000        1999(5)(6)       1998(5)        1997
                                                   ------------   ------------   ------------    -----------  -----------
                                                                                 (in thousands)

Consolidated Balance Sheet Data:
  Working capital (deficit)...................     $     (5,177)   $     7,026   $     33,498   $   (216,802) $     25,790
  Total assets................................          744,765        775,476        830,740      1,355,267       604,561
  Total long-term liabilities.................          517,595        544,870        582,364        631,416       217,217
  Convertible preferred securities of a
     subsidiary trust.........................               --             --             --        115,000       115,000
  Stockholders' equity........................          128,780        136,514        165,326        248,035       224,987

-----------------------------

(1) Interest expense for the period from January 1, 1999 through December 15, 1999 excludes $8.8 million of contractual interest that was not accrued during the Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.

(2) Reorganization items are comprised of items directly related to the Predecessor Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.

(3) Reflects gains and losses on the extinguishment of debt, net of applicable income taxes of $413 and $1,252 in 1998 and 1997, respectively.

(4) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's EBITDA operations. EBITDA is not recognized by accounting principles generally accepted in the United States of America, should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity, and does not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly titled measures reported by other companies.

(5) Reflects the acquisition of a 50.0% ownership interest in 1998, 25.0% in 1999 and the final 25.0% interest in 2001, of five double-hull tankers. See Notes to the Company's consolidated financial statements.

(6) Reflects the Chapter 11 reorganization and the application of fresh-start accounting. See Notes to the Company's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this Report.

         On December 15, 1999 (the "Effective Date"), the Company emerged from its Chapter 11 proceeding and adopted Fresh Start Accounting. Thus the Company's consolidated statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, useful lives of vessels and equipment, deferred tax assets, and certain accrued liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy and towing segments, revenues are recorded on a daily basis as services are rendered. For the marine transportation segment, revenue is earned under time charters or affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company records impairment losses on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets carrying amounts. If the carrying value is not recoverable, the carrying value of the assets is reduced to estimated fair value. Management determines the useful lives of the vessels and equipment based upon regulatory requirements such as OPA 90, market conditions and operational considerations. The Company continues to evaluate the reasonableness of the useful lives of the vessels and equipment. Substantially all of the Company's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized on a straight line basis over the period to the next drydocking, generally 30 to 36 months. The alternative accounting policy for drydocking costs is to expense the expenditures as incurred. The Financial Accounting Standards Board and the American Institute of Certified Public Accountants have proposed that the deferral method of accounting for planned major maintenance activities such as drydocking expenditures should be eliminated. Under the proposal, the Company would expense drydocking expenditures as incurred. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2001 and 2000.

Revenue Overview

         The Company derives its revenue from three main lines of business - Seabulk Offshore, Seabulk Tankers, and Seabulk Towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 55.1% and 47.0% of Company revenue in 2001 and 2000, respectively. Marine transportation under the new name Seabulk Tankers consists of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical carriers in the U.S. coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. The tug and barge assets were sold in March 2002 and the shipyard assets are planned to be sold in the second quarter of 2002. Together, they accounted for approximately 35.2% and 43.0% of Company revenue in 2001 and 2000, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 9.7% and 10.0% of the Company's 2001 and 2000 revenue, respectively.

Seabulk Offshore

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

         The following table represents revenue for the Seabulk Offshore by major operating area as of December 31 (in thousands):

                                                             2001            2000            1999
                                                        -------------   -------------   -------------
         Domestic(1)...............................     $      83,686   $      54,491   $      50,188
         West Africa...............................            69,305          48,268          46,953
         Middle East...............................            22,450          34,242          40,335
         Southeast Asia............................            15,737          14,394          12,836
                                                        -------------   -------------   -------------
         Total                                          $     191,178   $     151,395   $     150,312
                                                        =============   =============   =============


(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, Mexico, the Caribbean, and South America.

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



                             Q1 2001                      Q2 2001                      Q3 2001                     Q4 2001
                   AHTS/  AHT/    Crew/  Other  AHTS/  AHT/   Crew/   Other  AHTS/  AHT/   Crew/   Other  AHTS/  AHT/   Crew/  Other
                  Supply  Tugs   Utility       Supply  Tugs  Utility        Supply  Tugs  Utility        Supply  Tugs  Utility
                  ------  ----  -------- ----- ------  ----  -------  ----  ------  ----  -------  ----- ------ ----   ------- -----
Domestic(1)
Vessels(2)(3)(4)      26       -     31      1     26      -      33      1     26      -     32       1     26      -     32      1
Bareboat-out(4)        -       -      2      1      -      -       2      1      -      -      -       1      -      -      -      1
Laid-Up                1       -      -      1      1      -       -      1      -      -      -       1      -      -      -      1
Effective
Utilization(5)       75%       -    87%      -    90%      -     87%      -    83%      -    83%       -    63%      -    72%      -

Day Rate          $6,946       - $2,709      - $7,397      -  $2,929      - $7,486      - $3,061       - $7,141      - $2,928      -

West Africa
Vessels(2)(3)(6)
(8)                   27       3      6      1     27      4       5      1     27      4      6       1     27      4      6      1
Laid-Up                -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(5)       83%     46%    85%      -    86%    41%     77%    84%    82%    63%    64%     84%    76%    86%    80%    96%

Day Rate          $6,325  $4,491 $2,754      - $6,988 $5,528  $2,774 $6,160 $7,644 $6,097 $2,715  $7,363 $7,829 $8,041 $3,358 $9,246

Middle East
Vessels(2)(3)(7)
(9)(11)(12)            5       8     11      7      5      8      11      7      5      8      9       6      6      8      8      5
Laid-Up12)             -       -      -      -      -      -       -      -      -      -      -       -      -      1      1      1
Effective
Utilization(5)       77%     24%    66%    56%    92%    50%     59%    69%    86%    48%    65%     43%    81%    60%    86%    64%

Day Rate          $3,003  $4,129 $1,421 $5,197 $2,855 $3,889  $1,434 $5,393 $2,954 $4,443 $1,611  $5,399 $3,121 $4,937 $1,671 $3,986

Southeast Asia
Vessels(2)(6)
(10)(11)               8       1      5      1      8      1       5      1      8      -      6       2      7      -      6      2
Laid-Up                -       -      1      -      -      -       1      -      -      -      -       -      -      -      -      -
Effective
Utilization(5)       87%     37%    89%    33%    83%    46%     73%    71%    79%      -    69%    100%    69%      -    51%    52%

Day Rate          $5,347  $3,929 $1,429 $6,614 $4,277 $4,255  $1,443 $6,630 $4,762      - $1,708  $8,298 $5,285      - $1,674 $7,302


(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) During Q1 2001, one AHTS, one supply boat, and one specialty vessel (Other) transferred from the Middle East to West Africa. During Q2 2001, the Company purchased a crewboat and transferred one vessel in the Crew/Utility category from West Africa to Domestic.
(4) Bareboat-out chartered vessels are not included in the day rate and utilization statistics. During Q3 2001, bareboat contracts for two crewboats in the Domestic operating region were terminated and the vessels were returned to the Company.
(5)  Effective utilization excludes laid-up vessels.
(6) One vessel in the AHT/Tugs category worked in West Africa and Southeast Asia during Q2 2001 and earned sufficient revenue to be included in the statistics for both regions.
(7) The Middle East - Other category includes a vessel that is in a 50/50 joint venture and not included in the day rate and utilization statistics.
(8) During Q3 2001, one crewboat and one utility boat in Domestic region were transferred to "held-for-sale" status. Additionally, the Company transferred one crewboat from Domestic to West Africa. The reduction in the Domestic Crew/Utility vessel count was offset in part by the addition of two crewboats as bareboat-out contracts were terminated during Q3 2001.
(9) During Q3 2001, the Company transferred one crewboat and one specialty vessel (Other) from the Middle East to Southeast Asia. Additionally, one crewboat was transferred to "held-for-sale" status.
(10) During Q3 2001, one crewboat and one specialty vessel (Other) were transferred from West Africa to Southeast Asia. Also, one vessel in the AHT/Tugs category that worked in West Africa and Southeast Asia during Q2 2001 did not work in Southeast Asia during Q3. Additionally, the Company reactivated one crewboat from laid-up status during Q3 2001.
(11) During Q4 2001, one supply vessel was transferred from Southeast Asia to Middle East. Also, one vessel in the AHT/Tugs category that worked in West Africa and Southeast Asia during Q2 2001 did not work in Southeast Asia during Q3. Additionally, the Company reactivated one crewboat from laid-up status during Q3 2001.
(12) During Q4 2001, the Company transferred one crewboat to "held for sale" status. Additionally, three vessels were laid-up during Q4 2001.



                            Q1 2000                       Q2 2000                       Q3 2000                     Q4 2000
                  AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
                  Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs Utility Other
                 ------- -----  ------  -----  ------  ----   ------- -----  ------ -----   ------- -----  ------ ---- ------ ------
Domestic(1)
Vessels(2)(3)        25      -      33      2     26       -     33       2     26       -     31       2     26     -     32     2
Bareboat-out(4)       -      -       6      1      -       -      2       1      -       -      2       1      -     -      2     1
Laid-Up               3      -       1      2      5       -      2       2      3       -      -       2      2     -      -     2
Effective
Utilization(5)      80%      -     79%      -    79%       -    81%       -    76%       -    86%       -    68%     -    86%     -
Day Rate         $3,663      -  $1,894      - $4,024       - $1,921       -  4,821       - $2,117       - $6,174     - $2,403     -


West Africa
Vessels(3)           24      4       5      1     25       4      5       1     26       4      6       1     26     4      6     1
Laid-Up               2      1       1      1      2       1      1       1      1       2      1       1      1     2      1     1
Effective
Utilization(5)      85%    57%     53%      -    83%     60%    59%       -    85%     81%    62%       -    87%   95%    84%     -
Day Rate         $5,304 $4,289  $2,450      - $5,618  $5,200 $2,460       - $5,887  $5,122 $2,809       - $5,820 $5,103$2,978     -


Middle East
Vessels(6)           24     21      29      8     21      21     29       8     18      21     24       8     12    16     19     8
Laid-Up              10      5      15      -     10       5     12       -     10       6     12       -      6     5      8     -
Effective
Utilization(5)      62%    72%     69%    69%    83%     74%    61%     70%    83%     50%    61%     55%    69%   45%    63%   55%
Day Rate         $2,899 $2,809  $1,373 $6,988 $2,995  $2,960 $1,446  $6,302 $2,634  $3,345 $1,483 $5,510 $3,544 $3,841 $1,543 $5,669


Southeast Asia
Vessels               9      2       5      2      9       2      5       2     10       2      5       2     10     2      5     2
Laid-Up               3      -       -      1      2       1      -       -      2       1      -       -      2     1      -     -
Effective
Utilization(4)      49%     7%     46%    33%    90%     96%    66%     85%    85%     60%    69%     83%    68%   41%    83%   61%
Day Rate         $4,031 $8,516  $1,540 $8,086 $4,358  $4,569 $1,549  $5,268 $3,765  $7,364 $1,330 $5,474 $5,380 $4,775 $1,655 $5,085

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



                            Q1 1999                       Q2 1999                       Q3 1999                     Q4 1999
                  AHTS/  AHT/   Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/    Crew/          AHTS/  AHT/  Crew/
                  Supply  Tugs  Utility Other  Supply  Tugs   Utility Other  Supply  Tugs   Utility Other  Supply Tugs Utility Other
                 -------  ----  ------- -----  ------  ----   ------- -----  ------  -----  ------- -----  ------ ---- ------- -----

Domestic(1)
Vessels              25       -     35      2     24      -      34      3     25      -     34       2     25      -     34      2
Bareboat-out(2)       1       -      5      -      1      -       5      -      -      -      5       1      -      -      5      1
Laid-Up(3)            1       -      1      1      2      -       1      2      2      -      2       2      2      -      2      2
Effective
Utilization(4)      73%       -    68%    77%    81%      -     75%    50%    84%      -    78%    100%    83%      -    91%      -
Fleet
Utilization(4)      70%       -    66%    77%    74%      -     73%    33%    77%      -    73%     43%    77%      -    85%      -

Day Rate         $4,842       - $2,142 $5,765 $4,027      -  $1,881 $5,259 $3,392      - $1,755  $1,317 $3,520      - $1,823      -


West Africa
Vessels              24       4      5      1     25      4       5      1     24      4      5       1     24      4      5      1
Laid-Up               -       -      -      -      -      -       -      -      -      -      -       1      1      1      -      1
Effective
Utilization(4)      74%     89%    71%      -    61%    88%     44%    41%    52%    60%    49%       -    66%    67%    77%      -
Fleet
Utilization(4)      74%     89%    71%      -    61%    88%     44%    41%    52%    60%    49%       -    63%    50%    77%      -

Day Rate         $7,838  $6,414 $2,910      - $7,189 $5,508  $2,622 $5,218 $6,056 $5,094 $2,675       - $6,145 $4,734 $2,351      -


Middle East
Vessels(5)(6)        24      23     29     10     24     23      30      9     24     21     30       8     24     21     29      8
Laid-Up               5       2     12      1      7      2      13      -      8      4     13       -      8      5     13      -
Effective
Utilization(4)      53%     50%    87%    60%    46%    39%     74%    72%    47%    61%    70%     68%    44%    51%    78%    64%
Fleet
Utilization(4)      42%     46%    52%    54%    33%    36%     42%    72%    31%    49%    40%     68%    29%    38%    43%    64%

Day Rate         $4,127  $2,905 $1,385 $7,127 $3,382 $2,889  $1,364 $6,383 $3,308 $2,822 $1,407  $5,828 $3,304 $3,193 $1,629 $6,048


Southeast Asia
Vessels               9       2      4      2      9      2       4      2      9      2      4       2      9      2      5      2
Laid-Up               2       -      -      -      2      -       -      -      3      -      -       -      3      -      -      -
Effective
Utilization(4)      59%     73%   100%    39%    63%    40%    100%    76%    61%    54%    99%     50%    48%    37%    81%      -
Fleet
Utilization(4)      46%     73%   100%    39%    49%    40%    100%    76%    43%    54%    99%     50%    32%    37%    81%      -

Day Rate         $5,565  $5,308 $1,577 $5,029 $4,593 $7,042  $1,586 $7,079 $4,753 $6,546 $1,645  $4,295 $3,187 $8,227 $1,549      -


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

         Domestic offshore revenue during the first eight months of fiscal 2001 benefited from increased average day rates and fleet utilization. September and fourth quarter results, however, showed a downturn due to reduced drilling activity in the Gulf of Mexico. The slowdown resulted from a sharp drop in the price of natural gas, economic recession, reduced energy demand and the events of September 11. It continued into early 2002 as the warmest winter on record further reduced the demand for natural gas. As a result, the timing of a recovery in the Gulf of Mexico is uncertain. Nevertheless, the Company believes that the energy fundamentals that drive this industry will lead to a recovery in the U.S. offshore market during the second half of 2002. This should have a positive impact on offshore vessel demand.

         International offshore revenue for the year ended December 31, 2001 benefited from rising day rates, particularly in West Africa and Southeast Asia, as major oil companies moved ahead with oil exploration and development programs outside the U.S. During 2001, both demand for and the price of oil remained relatively firm. As a result of the expanding market in West Africa, the Company has mobilized two of its Gulf of Mexico-based supply boats for redeployment to West Africa during the first quarter of 2002.

         During the fourth quarter of 2001, the Company's actual performance in West Africa and Southeast Asia was affected by an aggressive drydocking and repair program, which reduced utilization for the Company's vessels. The benefits of these actions should be reflected in improved vessel performance, reliability and utilization in future quarters.

         Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats as of March 1, 2002 for Domestic, West Africa, the Middle East and Southeast Asia approximated $6,900/58%, $7,200/90%, $3,200/83% and $4,400/38%, respectively.

         The Company had 13 offshore vessels in "held for sale" status as of December 31, 2001. Most of these vessels were previously in lay-up. Subsequent to December 31, 2001, the Company sold two crewboats in the held-for-sale category.

Seabulk Tankers

         Revenue from the Company's marine transportation services is derived principally from the operations of 10 tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade and, to a lesser extent, from towboat and fuel barge operations in Green Cove Springs, Florida, which was sold in March 2002.

         Petroleum Product Tankers. Demand for crude oil and petroleum product transportation services is dependent both on the level of production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company operated seven petroleum tankers at December 31, 2001. Four of these are double-hull, state-of-the-art vessels delivered in late 1998 and the first half of 1999. The Company operates a fifth double-hull tanker in the chemical transportation trade. At the end of December 2001, voyage charters for three vessels expired and were replaced by two multi-year time charters at time-charter-equivalent rates 55% above the returns achieved for these vessels in 2001. For the third vessel, the Company entered into a ten-year bareboat charter agreement with a major oil company. Beginning in January 2002, the oil company has exclusive possession and control of the vessel. As a result, the charterer incurs and pays all operating costs during the charter period. A fourth vessel also secured a time charter, commencing in the fourth quarter of 2001, at a 25% increase over the expiring rate. Under a time charter, fuel and port charges are borne by the charterer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of our single hull vessels is scheduled for retirement under OPA 90 before 2007.

         Chemical Tankers. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one multipurpose vessel in the chemical trade as of December 31, 2001. This multi-purpose vessel is a double-hull, state-of-the-art vessel delivered in the first half of 1999. The other two are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market. Higher spot market rates helped push time charter equivalents up substantially during 2001.

         The Company's tanker fleet operates on either long-term time charters or pursuant to short-term arrangements. During 2001, five of the Company's tankers operated under long-term contracts. The Company expects that seven of the Company tankers will work under long-term contracts in fiscal 2002. As a result of the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, the Company expects that revenue and operating expenses will decline in 2002. However, operating income should increase due to the change in contracts.

         The following table sets forth the number of vessels and revenue for the Company's chemical and product carriers:

                                                                                     Year Ended December 31,
                                                                              2001        2000(1)(3)       1999(2)(3)
                                                                            --------     -------------  --------------
Number of vessels owned at end of period...................................       10              10             11
Revenue (in thousands)..................................................... $112,694        $126,670       $143,401

(1) During 2000, the Company scrapped one tanker that was at the end of its OPA 90-mandated useful life and terminated a charter-in contract for another tanker.
(2) During 1999, the Company took delivery of the final two newly built double-hull tankers, scrapped one tanker that was at the end of its useful life, and returned one tanker to the lessor pursuant to the expiration of the lease.
(3) Includes revenue from chartered in vessels of $9.7 million and $15.9 million in 2000 and 1999, respectively.

         Inland Tugs and Barges. Revenue from the Company's Sun State Marine Services subsidiary has been derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power and Light (FPL) that require the Company to transport fuel as needed. Revenue is also derived from Sun State's ship maintenance, repair, drydocking and construction activities. Sun State's revenue totaled $9.4 million and $9.3 million for the years ended December 31, 2001 and 2000, respectively.

          During the fourth quarter of fiscal 2001, management decided to sell the fixed assets (mostly tugs and barges) of Sun State as part of its ongoing program to focus on the Company's core business. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash.

Seabulk Towing

         Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services and competition. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs.


                                                                                     Year Ended December 31,
                                                                                  2001        2000        1999
                                                                                --------  ----------  ----------
Number of tugs at end of period..............................................         31          33          37
Towing revenue (in thousands)................................................    $33,493    $ 33,106    $ 42,959

         Towing revenue increased 1% to $33.5 million in 2001 from $33.1 in 2000 primarily due to increased port activity during the fourth quarter of 2001.

         In August 2001, the Broward County Board of Commissioners granted a second Port Everglades tug franchise to a competitor. Since 1958, when our tug operations commenced, the Company has been the sole provider of docking services in Port Everglades. The competitor put two boats into service in December 2001 and is expected to put a third boat into service in January 2003. As a result, the Company expects that towing revenue will decrease in fiscal 2002. However, the decline is not considered to be material to the Company as a whole.

Overview of Operating Expenses and Capital Expenditures

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, depreciation and amortization, fuel, maintenance and repairs, and insurance. During periods of decreased demand for vessels, the Company temporarily ceases using certain vessels, i.e., lays up vessels, to reduce expenses for marine operating supplies, crew payroll and maintenance. At December 31, 2001, 17 of the Company's 140 offshore energy support vessels were laid up or held for sale. The Company took other steps during 2001 to reduce operating costs, including the consolidation of certain international offshore functions in Dubai, United Arab Emirates; and the relocation of tanker and purchasing functions from Port Arthur, Texas to corporate headquarters.

         The crews of Company-manned chemical and product tankers are paid on a time-for-time basis under which they receive paid leave in proportion to time served aboard a vessel. The crews of offshore energy support vessels and certain tugs and towboats are paid only for days worked.

         In addition to variable expenses associated with vessel operations, the Company incurs fixed charges, which are capitalized and amortized for its vessels and other assets. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the related assets. OPA 90 mandates the useful life of the Company's product and chemical carriers, except for the five double-hull carriers.

         The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers and offshore service vessels and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and the proper functioning of their cargo and ballast tankers and piping systems, critical machinery and equipment, and coatings. The Company's harbor tugs generally are not required to be drydocked on a specific schedule. During the years ended December 31, 2001, 2000 and 1999, the Company drydocked 66, 62 and 47 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $29.4 million, $14.4 million and $7.5 million, respectively. The increase in drydock expenditures is due mainly to tanker drydockings, which generally cost more than offshore vessels. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See
Note 2 to the Company's consolidated financial statements.

         The Company had capital expenditures, including drydocking costs, in the years ended December 31, 2001, 2000 and 1999 of $38.7 million, $26.4 million and $64.2 million, respectively.

         The cost of fuel is an item having significant impact on the Company's operating results. Its cost has been relatively stable in 2001.

         Insurance costs consist primarily of premiums paid for (i) protection and indemnity insurance for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member and through the commercial insurance markets; (ii) hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and (iii) general liability and other traditional insurance, which is provided through the commercial insurance markets. Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year. The Company has been notified by its insurance protection of indemnity club of additional insurance calls allegedly necessitated by investment mismanagement by the club's advisors causing reserve shortfalls for the club. This company is contesting the validity of these calls.

Results of Operations

         Results for 2001 and 2000 reflect years of operation after the Company's adoption of Fresh Start Accounting upon its emergence from Chapter 11 on December 15, 1999 (the Effective Date). See Note 3 to the Company's consolidated financial statements. Thus the Company's consolidated statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                                                            Year Ended December 31,
                                                             2001                    2000                    1999
                                                    ----------------------  ----------------------  ----------------------
                                                                            (Dollars in millions)
Revenue........................................     $    346.7      100.0%  $    320.5      100.0%  $    342.2      100.0%
Operating expenses.............................          195.2       56.0%       205.2       64.0%       220.8       65.0%
Overhead expenses..............................           37.0       11.0%        39.6       12.0%        49.4       14.0%
Depreciation, amortization, drydocking and other          61.3       18.0%        50.3       16.0%        81.5       24.0%
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from operations..................     $     53.2       15.0%  $     25.4          8%  $    (9.5)      (3.0)%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Interest expense, net..........................     $     55.7       16.0%  $     62.0       19.0%  $     73.1       21.0%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Other income (expense).........................     $     (0.2)       0.0%  $     12.6        4.0%  $   (32.7)     (10.0)%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Reorganization items...........................     $       --         --   $       --          --  $  (433.3)    (127.0)%
                                                    ==========  ==========  ==========  ==========  ==========  ==========
Net loss.......................................     $     (7.9)      (2.0)% $   (29.0)      (9.0)%  $  (249.9)     (73.0)%
                                                    ==========  ==========  ==========  ==========  ==========  ==========

2001 Compared with 2000

         Revenue. Revenue increased 8.2% to $346.7 million for 2001 from $320.5 million in 2000 primarily due to increased revenue from the Company's offshore energy support segment offset in part by decreased revenue from the Company's marine transportation services.

         Offshore energy support revenue increased 26.3% to $191.2 million for 2001 from $151.4 million for 2000 primarily due to the significant increases in day rates for both supply and crew boats in the Gulf of Mexico and West Africa operating regions offset in part by decreased revenue from the Middle East region. Additionally, the Company purchased two crewboats in December 2000 and May 2001 and placed those vessels into service in the Gulf of Mexico. During the first eight months of 2001, day rates and utilization for all vessels working in the Gulf of Mexico rose due to increased exploration and production activities. During the last four months of 2001, day rates and utilization for the Company's Gulf of Mexico-based vessels decreased as drilling activity fell sharply on the heels of lower natural gas prices and reduced energy demand. Nevertheless, the strong first half of fiscal 2001 resulted in a significant increase in full-year revenue for the Gulf of Mexico operating region. In the West Africa operating region, average day rates rose across all vessel classes and utilization remained strong throughout 2001 as the market continued to expand in what is primarily an oil-driven, deepwater business. The Company mobilized two of its Gulf of Mexico-based supply boats for redeployment to West Africa during the first quarter of 2002. The decline in Middle East revenue in 2001 is attributable to fewer vessels (average of 72 vessels in 2000 compared to 30 vessels in 2001) as the Company sold a significant number of underperforming vessels that were working in the Middle East region in 2000 and 1999. The reduction in the number of vessels working in the Middle East is a direct result of the lack of profitability stemming from production cutbacks by the Organization of Petroleum Exporting Countries. During 2001, a total of 25 offshore energy support vessels were sold, most of which were based in the Middle East.

         Marine transportation services revenue decreased $13.9 million, or 10.2%, to $122.1 million for 2001 from $136.0 million for 2000. This decrease is primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000 and the termination of the Company's chartering-in of one tanker in the first quarter of 2000 through October 2000. Total 2000 revenue relating to the two additional tankers amounted to $14.5 million. The decrease from the two tankers was offset in part by increased transportation activity with tankers working under various voyage contracts.

         Towing revenue increased 1.2% to $33.5 million in 2001 from $33.1 in 2000 primarily due to increased port activity during the fourth quarter of 2001.

         Operating Expenses. Operating expenses decreased 4.9% to $195.2 million from $205.2 million for 2000 primarily due to the lease termination and retirement of two tankers and the change of three tankers from spot trading to time charters in the Company's marine transportation services operations. This decrease is offset in part by higher crew salaries and benefits and consumables and supplies expenses in offshore energy support operations. Total 2000 operating expenses (primarily charter hire, fuel and port charges) relating to the two tankers noted above amounted to $13.6 million. Since three tankers were changed from spot trading to time charters in 2001, fuel and port charges significantly decreased as these expenses are the responsibility of the charterer under time charters. The increase in offshore crew salaries and benefits is primarily due to additional maritime staff resulting from (1) purchase of two crewboats in December 2000 and May 2001, (2) termination of a bareboat-out contract for two crewboats and (3) increased utilization of vessels in the Gulf of Mexico and West Africa. Under a bareboat contract, the charterer is responsible for crewing and operating the vessel. Additionally, expenses for consumables and supplies increased in the West Africa operating region due to increased operating activity.

         In November 2001, the Company entered into a three-year e-procurement contract with an outside vendor. The contract will consolidate the purchasing activity of the Company's three segments into one common platform and standard. Additionally, the contract will include spare parts and consumable data base rationalization to reduce on-board and warehouse inventory and procurement costs, automated tendering to increase competitive quoting, sourcing enhancements to increase number of qualified suppliers quoting, automated contract management to increase utilization of pre-negotiated contracts, and automated supplier connectivity via the Internet to reduce transaction cost and time. Management expects that the contract will be a significant step toward our ongoing efforts to further reduce various operating costs such as supplies and consumables, and maintenance and repair. However, management cannot estimate the amount of the savings at this time.

         Overhead Expenses. Overhead expenses decreased 6.6% to $37.0 million in 2001 from $39.6 million for 2000 primarily due to a decrease in professional fees and other overhead expenses offset in part by increases in salaries and benefits. Higher headcount and related salary expense for corporate activity resulted in savings on third-party consulting fees and services. The decrease in other overhead expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and consolidation of administrative functions.

         Depreciation, Amortization, Drydocking and Other Expenses. Depreciation, amortization, drydocking and other expenses increased 22.0% to $61.3 million in 2001 from $50.3 million in 2000 primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers and the write-down of the book value of vessels and equipment and deferred drydocking costs of Sun State Marine Services, Inc. Drydocking amortization expense increased 117.1% to $14.7 million in 2001 from $6.8 million in 2000. In response to increased activity in the offshore energy support segment in 2001, the Company increased the level of drydocking expenditures. Additionally, the Company had to drydock five tankers in 2001. Tanker drydocking expenditures are generally higher than expenditures for offshore vessels and tugs. The Company expects that drydocking amortization expense in 2002 will increase by 30.0% over 2001 as a result of drydocking expenditures made in 2001.

         During the fourth quarter of fiscal 2001, management decided to sell the fixed assets (mostly tug barges) of Sun State Marine Services, Inc. The sale of the tug and barge assets was consummated in March 2002. It is anticipated that the shipyard assets will be sold in the second quarter of 2002. Upon reclassifying Sun State's assets to assets held for sale, management considered recent appraisals, offers and bids and its estimate of future cash flows related to the fixed assets. As a result, the Company recorded a write-down of $1.4 million.

         Income from Operations. Income from operations increased 110.0% to $53.2 million in 2001 compared to $25.4 million in 2000 as a result of higher day rates in the Company's offshore energy support business and lower operating and overhead expenses.

         Net Interest Expense. Net interest expense decreased 10.2% to $55.7 million in 2001 from $62.0 million in 2000 primarily due to lower interest rates on variable rate debt and lower outstanding balances under our term loans and revolving credit facility. The Eurodollar rate for the term loans and revolving line of credit decreased from 6.7% at December 31, 2000 to 1.9% at December 31, 2001. The decline in the Eurodollar rate resulted from the series of interest rate cuts by the Federal Reserve and the general slowdown of the global economy during 2001. This decrease is offset in part by interest expense on additional borrowings in 2001 for the remaining 24.25% interest in the five double-hull tankers and the purchase of two crewboats (financed through borrowings under the Company's revolving line of credit).

         Other Income (expense). Other expense totaled $(0.2) million in 2001 compared to other income of $12.6 million in 2000. The decrease in other income is primarily due to a net loss of $(0.1) million on vessel sales in 2001 compared to a net gain of $3.9 million on vessel sales and a $7.0 million favorable settlement of a disputed liability in 2000.

         Net Loss. The Company's net loss decreased 72.8% to $7.9 million in 2001 from $29.0 million for 2000 as a result of higher revenue and lower operating and interest expenses. The provision for income taxes increased from $4.8 million in 2000 to $5.2 million in 2001 primarily due to higher foreign revenue. As of December 31, 2001 and 2000, management believes that it was more likely than not that the deferred tax assets would not be realized. Therefore, a full valuation allowance is recorded reducing the net deferred tax assets to zero.

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

         Marine transportation services revenue decreased $12.9 million, or 9.0%, to $136.0 million for 2000 from $148.9 million for 1999. This decrease is primarily due to the mandated retirement of three of the Company's Jones Act tankers, two in the last quarter of 1999 and one in the third quarter of 2000. Additionally, the Company had chartered in two tankers in 1999 and one tanker through October 2000. Revenue from these tankers was $28.9 million in 1999 compared to $9.7 million in 2000. This decrease was partially offset by the operation of two of the Company's double-hull tankers for the entire year 2000. The Ambrose Channel and Brenton Reef were placed in service in March and June of 1999, respectively. Revenue from these two double-hull tankers was $14.9 million in 1999 compared to $27.2 million in 2000.

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

         Depreciation, Amortization and Drydocking Expenses. Depreciation, amortization and drydocking expenses decreased 38.0% to $50.3 million in 2000 from $81.5 million in 1999 primarily due to the write-down of the book value of property and deferred drydocking costs, and the write-off of goodwill as a result of the reorganization in 1999. Drydocking amortization expense decreased 41.0% to $6.8 million in 2000 from $11.5 million in 1999. The reduction in drydocking expense was a direct result of reduced drydocking expenditures in late 1998 and through 1999 as drydocking expenditures were deferred on non-working vessels. In response to increased activity in the offshore segment in 2000, the Company increased the level of drydocking expenditures. The Company expects that drydocking amortization expense will increase in the future as a result of the additional level of expenditures. As previously indicated, the Company revised the estimated remaining useful lives of certain offshore energy and support vessels as part of fresh start accounting. As a result of this change, offset in part by the impact of vessels sold in 2000, total depreciation expense for 2001 increased by approximately $1.7 million to approximately $45.2 million in 2001 versus $43.5 million in 2000.

         Income (loss) from Operations. Income (loss) from operations increased 367.0% to income of $25.4 million in 2000 from a loss of $(9.5) million in 1999 as a result of the factors noted above.

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

         Net Income (loss). The Company's net loss decreased 88% to $(29.0) million for 2000 compared to a loss of $(249.9) million for 1999 as a result of the factors noted above and reorganization items incurred in 1999. As of December 31, 2000, management believes that it was more likely than not that the deferred tax assets would not be realized. Therefore, a full valuation allowance is recorded reducing the net deferred tax assets to zero.

Liquidity and Capital Resources

         Background. The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its fleet of vessels.

         Cash Flows. Net cash provided by operating activities totaled $66.8 million for the year ended December 31, 2001 compared to $26.2 million for 2000. The significant increase in cash provided by operating activities is primarily a result of higher operating income before non-cash charges such as depreciation and amortization in 2001. During 1999, the Company generated $17.5 million of cash from operations before reorganization items, primarily reflecting the net loss for the period, after elimination of reorganization expense of $433.3 million and non-cash items.

         Net cash used in investing activities was $(31.8) million for the year ended December 31, 2001 compared to net cash provided by investing activities of $2.2 million for the same period in 2000. The increased use of cash for investing activities is due primarily to planned drydocking expenditures for an additional four vessels including tanker drydock expenditures, which are generally more expensive, and smaller proceeds from disposal of assets held for sale. The number of vessels sold in 2001 decreased to 25 vessels from 39 vessels in 2000. During 1999, net cash used in investing activities was approximately $17.9 million for the period, primarily reflecting the disposal of vessels and the redemption of restricted investments, offset by the costs of construction of and capital improvements to other vessels.

         Net cash used in financing activities for the year ended December 31, 2001 was $37.6 million compared to $33.3 million for the same period in 2000. The increase in cash used in financing activities is attributable to a larger net decrease in the outstanding balance of the revolving credit facility and increased restricted cash. Restricted cash increased as the Company obtained fully funded letters of credit for its international offshore business during 2001. The increased use of cash from financing activities was offset in part by smaller repayments toward the term loans. The payments on the term loans include payments generated from vessel sales during the respective years. Proceeds from vessel sales decreased from $25.7 million in 2000 to $6.6 million in 2001, resulting in smaller repayment of term debt. During 1999, net cash provided by financing activities was approximately $9.3 million, consisting primarily of payments under the existing loan agreement, offset by borrowings.

         Recent Expenditures and Future Cash Requirements. The Company's current and future capital needs relate primarily to debt service and maintenance and improvements of its fleet. Excluding the five double-hull product and chemical tankers, the Company's principal debt obligations for 2001 were $23.7 million; cash interest obligations were $31.9 million of the $39.1 million in total interest expense, which includes amortization of bank fees and discounts on notes. Operating lease obligations were $4.9 million in 2001. Excluding the five double-hull product and chemical tankers, the Company's principal debt obligations for 2002 are estimated to be approximately $34.0 million; cash interest obligations will be approximately $27.2 million of the estimated $35.7 million in total interest expense, and operating lease obligations for 2002 are estimated to be $4.6 million.

         During 2001, the Company paid $4.1 million in principal and $15.4 million in interest on the five double-hull tankers. For 2002, an estimated $4.4 million of principal and $15.1 million in interest payments are due on the Title XI ship financing bonds associated with the five double-hull product and chemical tankers.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required. Additionally, according to the Title XI Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at December 31, 2001, the Company had approximately $7.3 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements. Based on current projections, the Company expects to meet the working capital requirements under the financial agreement in the first quarter of 2003 and may begin to formally distribute any available excess cash.

         During 2001, the Company incurred $38.7 million in capital improvements to its fleet, including drydock expenditures for 66 vessels. For 2002, these improvements are expected to aggregate $25.0 million.

         In December 2000, the Company signed an agreement to purchase the remaining 24.25% equity interest in its five 45,300 dwt double-hull product tankers. The purchase was completed in January 2001 and was funded by $0.5 million in cash and a promissory note in the amount of $10.5 million at an interest rate of 8.5%. The aggregate cost of the five carriers was approximately $260.0 million, a substantial portion of which was financed with the proceeds of U.S. government-guaranteed Title XI ship financing bonds.

         The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                                 Payments Due by Period
                                                      ---------------------------------------------------------------------------
          Contractual                                    Less than 1
          Obligations                   Total               year           1 - 3 years        4 - 5 years          Over 5 years
          -----------                   -----               ----           -----------        -----------          ------------
Long-term debt and
   Senior Notes                     $535.3 million(a) $   38.4 million   $   69.7 million  $  120.9 million    $    306.3 million
Capital lease obligations             48.3 million         5.3 million       10.0 million       8.8 million          24.2 million
Operating leases                      24.0 million         4.6 million        7.5 million       6.6 million           5.3 million
                                 -----------------    ----------------   ----------------  ----------------    ------------------
Total contractual cash
   obligations                   $   607.6 million    $   48.3 million   $   87.2 million  $  136.3 million    $    335.8 million
                                 =================    ================   ================  ================    ==================


(a) Total contractual obligations for long-term debt and Senior Notes excludes unamortized discount of $15.3 million.

         Long-term debt and the Senior Notes consisted of the following at December 31, 2001:

                                                            Outstanding Balance
                                           2001                    as of                                    Interest Rate as of
            Facility                     Payments            December 31, 2001            Maturity             March 1, 2002
            --------                     --------            -----------------            --------             -------------
Tranche A term loan                     $8.6 million            $ 52.4 million              2004                   5.13%
Tranche B term loan                     $1.2 million            $ 24.6 million              2005                   5.63%
Tranche C term loan                     $4.0 million            $ 78.0 million              2006                   6.13%
Amendment fee note                      $1.0 million            $  4.8 million              2002                  15.00%
Senior Notes                            $0.0 million            $ 81.6 million(1)           2007                  13.50%
Title XI Financing Bonds                $8.3 million            $241.6 million          2005 to 2024          6.50% to 10.00%
Other notes payable                     $4.7 million            $ 27.9 million            Various                Various
Revolving credit facility               $5.3 million(2)         $  9.0 million              2004                   5.13%

(1)      Outstanding balance is net of unamortized discount of $15.3 million
(2)      Represents net payments

         Credit Facilities and Senior Notes. The Company has credit facilities from a group of financial institutions. The facilities, totaling $320.0 million, consist of $200.0 million in term loans, a $25.0 million revolving credit facility, and $95.0 million in aggregate principal amount at maturity of 12.5% senior secured notes. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Predecessor Company's bank loans and to pay administrative and other fees and expenses. The balance of the proceeds is being used for working capital and general corporate purposes.

         In connection with the first amendment of the credit agreement, the Company paid a fee of $4.5 million to the lending banks in the form of a promissory note, accruing interest at 15.0% per annum, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less than four to one. The Company is repaying the amendment fee and accrued interest in installments of $1 million per month beginning in December 2001. The amendment also required the Company to obtain the consent of the lending banks to borrow in excess of $17.5 million under the revolving credit portion of the credit facility. Additionally, the amendment required a cumulative $60.0 million prepayment of the term loans prior to January 1, 2001. Subsequent amendments throughout 2000 reduced the prepayment requirements and abolished them altogether.

         The interest rate for borrowings under the credit agreement is set from time to time at the Company's option, subject to certain conditions set forth in the credit agreement, at either:

o the higher of the rate that the administrative agent announces from time to time as its prime lending rate (4.75% as of December 31, 2001) or 1/2 of 1.0% in excess of the overnight federal funds rate, plus a margin ranging from 2.25% to 3.25% or

o a rate based on a percentage of the administrative agent's quotation to first-class banks in the New York interbank Eurodollar market for dollar deposits (LIBOR: 1.93% as of December 31, 2001), plus a margin ranging from 3.25% to 4.25%.

         During the year ended December 31, 2001, the Company made the following interest payments under the term loans: Tranche A, $4.3 million; Tranche B, $2.0 million; and Tranche C, $6.7 million. At December 31, 2001, $9.0 million was outstanding under the revolving credit facility. In addition to the revolver balance, there are $1.9 million in outstanding letters of credit as of December 31, 2001. As a result, the unused portion of the revolver was $6.6 million at December 31, 2001. With the bank's approval, the Company can borrow an additional $7.5 million on the revolver. However, there can be no assurance that the bank will approve additional borrowings under the revolver.

         Borrowings under the credit agreement are collateralized by first priority perfected security interests in substantially all of the equity of the Company's subsidiaries and by first priority perfected security interests in certain of the vessels and other assets owned by the Company and its subsidiaries. In addition, certain of the Company's subsidiaries have guaranteed its obligations under the credit agreement. The credit agreement contains covenants that require the Company, among other things, to meet certain financial ratios and that prohibit it from taking certain actions and entering into certain transactions. At December 31, 2001, the Company was in compliance with these covenants.

         The Company has issued $95.0 million face amount of 12.5% senior secured lien notes, Series A (the "Senior Notes") with 536,193 detachable common stock purchase warrants. Interest on the Senior Notes is payable quarterly in arrears. The Senior Notes mature in June 2007 and are redeemable, in whole or part, at the Company's option at the redemption amount, as defined, plus accrued and unpaid interest. In addition, upon a change in control as defined, the Company must redeem the Senior Notes at 101.0% of the stated principal amount, plus accrued and unpaid interest. During the year ended December 31, 2001, the Company made $11.9 million in interest payments on the Senior Notes.

         In August 2000, the Company consummated an exchange offer pursuant to which the holders of the Senior Notes had the right to exchange them for Series B Senior Notes that are registered under the Securities Act in like principal amount and with identical terms.

         The Senior Notes are collateralized by substantially all of the assets of the Company. Covenants require the Company to (1) limit the incurrence of additional indebtedness; (2) limit the creation or incurrence of certain liens;
(3) restrict certain payments and investments; and (4) restrict certain asset sales or affiliate transactions. At December 31, 2001, the Company is in compliance with the debt covenants.

         Recent Developments. For the period from April 2000 through December 2001, the senior secured notes have not received the rating from the rating agencies required under the note indenture. As a result, the interest rate for the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, of which notes in the aggregate principal amounts of $963,533 and $992,752 were issued during the years ended December 31, 2001 and 2000, respectively. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

         During November 2001, a fifth amendment to the Credit Facility was executed, which maintained the current working capital ratio requirement and did not increase it as of December 31, 2001. Additionally, the amendment required that the $4.5 million promissory note be repaid in monthly installments of $1 million beginning in December 2001. The note matures in April 2002 at which time the remaining unpaid principal and accrued interest is due in a balloon payment of approximately $1.9 million. The amendment did not affect any provisions relating to interest on the promissory note.

         Additionally, on March 15, 2002, a sixth amendment to the Credit Facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans.

         At December 31, 2001, the Company had a working capital deficit of approximately $5.2 million as day rates and utilization during the last four months of 2001 sharply declined for offshore vessels working in the Gulf of Mexico. The slowdown in the domestic market was offset in part by continued strength in the Company's international offshore operations, where rising day rates throughout the year contributed to increased revenue in West Africa and Southeast Asia. This increase revenue was driven by higher exploration and production spending as major oil companies moved ahead with oil exploration and development programs outside the U.S. Nonetheless, during the second half of 2001, there was a noticeable softening in both energy demand and the prices paid for oil and natural gas. Management believes that the softening trend is unlikely to affect international exploration and development outlays in key areas where the Company operates as most of the activity there is controlled by the international oil companies, whose strategy reflects a longer-term time horizon. Since the September 11 attacks and subsequent war on terrorism, the U.S. economy has been subject to further downward pressure and, as we enter 2002, the timing of a recovery in the domestic offshore segment is less certain. We therefore do not expect earnings in 2002 from the offshore segment to match those of 2001. Nevertheless, consistent with industry forecasts regarding exploration and production spending, the Company believes that the energy fundamentals that drive the offshore industry will lead to a recovery in the U.S. offshore market during the second half of 2002 and that the more important international offshore markets will remain strong throughout the year. However, there can be no assurance this will occur. The Company also expects to benefit from higher earnings in its tanker business as a result of higher time charter and bareboat charter rates that take effect in 2002.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $109.4 million. The Company expects that cash flow from operations will continue to make significant contributions toward working capital and its capital requirements. The Company also expects to complete the sale of certain non-strategic assets in 2002 of which $5 million in proceeds could be used for working capital purposes. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving line of credit will be sufficient to meet its capital requirements.

         Management is currently implementing certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) repositioning certain vessels to take advantage of higher day rates, (2) lay-up or selling unprofitable vessels , (3) changing tanker contracts from spot trading to time charters, and (4) eliminating non-essential operating and overhead expenses. As a result of the expanding market in West Africa and softening in the Gulf of Mexico, the Company has mobilized two of its Gulf of Mexico supply boats for redeployment to West Africa during the first quarter of 2002. At the end of December 2001, low-rate voyage charters for three of the Company's tankers expired and were replaced by two higher-rate time charters and a ten-year bareboat charter. Additionally, on March 15, 2002, a sixth amendment to the Credit Facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans. The Company continues to evaluate financing alternatives, including a possible equity infusion or other strategic transaction to reduce debt levels and support future growth opportunities.

         In December 2001, management decided to sell the fixed assets of Sun State. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash.


         While management believes that the initiatives are sound and attainable, the possibility exists that unforeseen events or business conditions, including deterioration in its markets could prevent the Company from meeting targeted operating result and meeting its financial covenants.

         If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

Effects of Inflation

         The Company does not consider inflation a significant business risk in the current and foreseeable future.

Prospective Accounting Changes

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. The Company adopted SFAS No. 142 effective January 1, 2002. As the Company does not have any recorded goodwill or other intangible assets, the adoption of this statement will not have a material impact.

         Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company expects to adopt SFAS No. 143 on January 1, 2002 and does not anticipate any material financial statement impact.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company expects to adopt SFAS No. 144 on January 1, 2002 and does not anticipate any material financial statement impact.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company's policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. Except as set forth below, the Company manages market risk by restricting the use of derivative financial instruments to infrequent purchases of forward contracts for the purchase of fuel oil for its carrier fleet. These contracts have been terminated as of December 31, 2001. A discussion of the Company's credit risk and the fair value of financial instruments is included in Notes 2 and 14 of the Company's consolidated financial statements.

         Exposure To Short-Term Interest Rates. Short-term variable rate debt, primarily borrowings under the credit agreement, comprised approximately $164.0 million of the Company's total debt at December 31, 2001. The Company's variable rate debt had an average interest rate of 5.77% at December 31, 2001. A hypothetical 2.0% increase in interest rates on $164.0 million of debt would cause the Company's interest expense to increase approximately $2.2 million per year over the term of the loans, with a corresponding decrease in income before taxes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by Item 10 is contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and in Item 4a of this Report on Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required by Item 11 is contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 is contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         The information required by Item 13 is contained in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders under the caption, "Certain Transactions," and is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Financial Statements and Schedules. See Index to consolidated financial statements and Schedules which appear on page F-1 herein.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K for the fourth quarter ended December 31, 2001.

         (c) Lists of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Company hereby files as part of this Form 10-K the exhibits listed in Item 14(c) below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission's regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.

Exhibit
Number                                      Exhibits

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

4.6* Amended and Restated Equity Ownership Plan (incorporated by reference to the Company's definitive Proxy Statement dated May 15, 2000).

4.7* Stock Option Plan for Directors (incorporated by reference to the Company's definitive Proxy Statement dated May 15, 2000).

10.1* Credit Agreement dated December 15, 1999 among Hvide Marine Incorporated,
     Bankers Trust Company as Administrative Agent, Deutsche Bank Securities, Inc. as Lead Arranger and Book Manager, Meespierson Capital Corp. as Syndication Agent and Co-Arranger and the various persons from time to time parties to the Agreement as Lenders [incorporated by reference to Exhibit
     10.1 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].

10.2* Common Stock Registration Rights Agreement dated December 15, 1999 among
     Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers [incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].

10.3* Registration Rights Agreement for the 12.5% Senior Secured Notes due 2007 dated December 15, 1999 among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers [incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].

10.4* Registration Rights Agreement by and between Loomis, Sayles & Company,
     L.P. and Hvide Marine Incorporated dated as of December 15, 1999 [incorporated by reference to Exhibit 4 of the Schedule 13D/A filed with the Commission on December 29, 1999 by Loomis, Sayles & Company, L.P. (Commission File No. 005-46833)].

10.5* First Amendment dated as of April 13, 2000 among Hvide Marine
     Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company as Administrative Agent (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999).

10.6* Second Amendment dated June 29, 2000 among Hvide Marine Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.7* Third Amendment dated August 30, 2000 among Hvide Marine Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.8* Fourth Amendment dated December 22, 2000 among Hvide Marine Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.9 Fifth Amendment dated November 8, 2001 among Seabulk International Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

10.10 Sixth Amendment dated March 15, 2002 among Seabulk International Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

10.11 Employment Agreement dated as of April 18, 2000 between the Company and Gerhard E. Kurz.

10.12 Amendment to Employment Agreement dated July 16, 2001 between the Company and Gerhard E. Kurz.

21*  Subsidiary List.

21(a) Revised Subsidiary List.

23.1 Consent of Ernst & Young LLP.

99.1* Order dated December 9, 1999 of the United States Bankruptcy Court for the
     District of Delaware confirming the First Amended Joint Plan of Reorganization in In re: Hvide Marine Incorporated, et al., Case No. 99-3024 (PJW), including the Supplement to such Plan [incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)].

--------------------------
*  Incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEABULK INTERNATIONAL, INC.

                              By:  /S/ GERHARD E. KURZ
                                 ---------------------------------
                              Gerhard E. Kurz
                              President, Chief Executive Officer, and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                              Title                                 Date

/s/ JAMES J. GAFFNEY                     Chairman of the Board, and                   March 29, 2002
--------------------------------------   Director
          James J. Gaffney


/s/ GERHARD E. KURZ                      President, Chief Executive Officer,          March 29, 2002
--------------------------------------   and Director
           Gerhard E. Kurz


/s/ J. STEPHEN NOUSS                     Senior Vice President and                    March 29, 2002
--------------------------------------   Chief Financial Officer
          J. Stephen Nouss


/s/ JEAN FITZGERALD                      Director                                     March 29, 2002
--------------------------------------
           Jean Fitzgerald


/s/ THOMAS P. MOORE, JR.                 Director                                     March 29, 2002
--------------------------------------
        Thomas P. Moore, Jr.


/s/ DONALE R. SHEPHERD                   Director                                     March 29, 2002
--------------------------------------
         Donald R. Shepherd


/s/ PETER H. CRESSY                      Director                                     March 29, 2002
--------------------------------------
           Peter H. Cressy


/s/ JOHN F. MCGOVERN                     Director                                     March 29, 2002
--------------------------------------
          John F. McGovern


/s/ ROBERT KEISER                        Director                                     March 29, 2002
--------------------------------------
         Robert Keiser


                  Seabulk International, Inc. and Subsidiaries

            Index to Consolidated Financial Statements and Schedules

Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, the period from December 16, 1999 to December 31, 1999 (Successor Company) and the period from January 1, 1999 to December 15, 1999 (Predecessor
Company).....................................................................F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, the period from December 16, 1999 to December 31, 1999 (Successor Company) and the period from January 1, 1999 to December 15, 1999 (Predecessor
Company).....................................................................F-4

Consolidated Balance Sheets as of December 31, 2001 and 2000.................F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000, the period from December 16, 1999 to December 31, 1999 (Successor Company) and the period from January 1, 1999 to December 15,
1999 (Predecessor Company)...................................................F-7

Notes to Consolidated Financial Statements...................................F-9

All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Seabulk International, Inc.

         We have audited the accompanying consolidated balance sheets of Seabulk International, Inc. (formerly known as Hvide Marine Incorporated) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period from December 16, 1999 to December 31, 1999 (Successor Company) and for the period from January 1, 1999 to December 15, 1999 (Predecessor Company). The Predecessor Company and the Successor Company are hereinafter referred to collectively as the Company. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seabulk International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from December 16, 1999 to December 31, 1999 (Successor Company), and for the period from January 1, 1999 to December 15, 1999 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.



                                               /s/ Ernst & Young LLP

Miami, Florida
February 6, 2002, except
for the third and fourth paragraphs of
Note 18, as to which the dates are
March 15, 2002 and March 22, 2002

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                              Successor Company                Predecessor Company
                                                              -----------------------------------------------  -------------------
                                                                                               Period from
                                                                                               December 16         Period from
                                                                                                      to          January 1 to
                                                                    Year Ended December 31,    December 31,       December 15,
                                                              -------------------------------  ------------       ------------
                                                                   2001            2000             1999             1999
                                                              --------------  --------------   --------------   --------------
Revenue....................................................   $      346,730  $      320,483   $       13,479   $      328,751
Operating expenses:
   Crew payroll and benefits...............................           96,431          90,370            4,155           91,374
   Charter hire and Title XI guarantee fee.................            6,326          12,802              554           15,791
   Repairs and maintenance.................................           25,810          24,522              719           26,045
   Insurance...............................................           11,716          12,645              532           12,716
   Consumables.............................................           34,955          40,605            1,660           35,966
   Rent and utilities......................................           19,996          24,282              427           30,861
                                                              --------------  --------------   --------------   --------------
     Total operating expenses..............................          195,234         205,226            8,047          212,753
Overhead expenses:
   Salaries and benefits...................................           21,531          22,083              870           18,048
   Office..................................................            5,993           6,113              220            6,563
   Professional fees.......................................            3,429           4,629              211           10,447
   Other...................................................            6,049           6,805              342           12,757
                                                              --------------  --------------   --------------   --------------
     Total overhead expenses...............................           37,002          39,630            1,643           47,815
Depreciation, amortization and drydocking..................           59,913          50,271            2,069           79,409
Write-down of assets held for sale.........................            1,400              --               --               --
                                                              --------------  --------------   --------------   --------------
Income (loss) from operations..............................           53,181          25,356            1,720          (11,226)
Other (expense) income:
   Interest expense........................................          (55,907)        (62,714)          (2,756)         (71,215)
   Interest income.........................................              240             704               68              841
   Minority interest and equity in losses
     (earnings) of subsidiaries............................               35           1,639             (408)          (2,596)
   (Loss) gain on disposal of assets.......................             (134)          3,863               --          (25,658)
   Other...................................................              (73)          7,072             (189)          (3,875)
                                                              --------------  --------------   --------------   --------------
     Total other expense, net..............................          (55,839)        (49,436)          (3,285)        (102,503)
                                                              --------------  --------------   --------------   --------------
Loss before reorganization items, income taxes, and
   extraordinary item......................................           (2,658)        (24,080)          (1,565)        (113,729)
Reorganization items:
   Professional fees.......................................               --              --               --           (8,535)
   Write down of goodwill and property.....................               --              --               --         (419,998)
   Other, net..............................................               --              --               --           (4,740)
                                                              --------------  --------------   --------------   --------------
     Total reorganization items............................               --              --               --         (433,273)
                                                              --------------  --------------   --------------   --------------
Loss before income taxes and extraordinary item............           (2,658)        (24,080)          (1,565)        (547,002)
Provision for (benefit from) income taxes..................            5,210           4,872               --          (32,004)
                                                              --------------  --------------   --------------   --------------
Loss before extraordinary item.............................           (7,868)        (28,952)          (1,565)        (514,998)
Gain on early extinguishment of debt, net of applicable
   income taxes............................................               --              --               --          266,643
                                                              --------------  --------------   --------------   --------------
     Net Loss..............................................   $       (7,868) $      (28,952)  $       (1,565)  $     (248,355)
                                                              ==============  ==============   ==============   ==============

Net loss per common share - basic and diluted:
Loss before extraordinary item.............................   $        (0.77) $        (2.89)  $        (0.16)  $       (33.22)
Gain on early extinguishment of debt.......................               --              --               --            17.20
                                                              --------------  --------------   --------------   --------------
   Net loss per common share...............................   $        (0.77) $        (2.89)  $        (0.16)  $       (16.02)
                                                              ==============  ==============   ==============   ==============

Weighted average common shares outstanding.................           10,277          10,034           10,000           15,503
                                                              ==============  ==============   ==============   ==============

See notes to consolidated financial statements.

                 SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                                                      Predecessor
                                                                                    Successor Company                   Company
                                                                      --------------------------------------------  -------------
                                                                                                       Period from
                                                                                                      December 16     Period from
                                                                                                           to        January 1 to
                                                                         Year Ended December 31,      December 31,   December 15,
                                                                      -----------------------------  -------------  -------------
                                                                           2001            2000           1999           1999
                                                                      -------------   -------------  -------------  -------------
Operating activities:
  Net loss..........................................................  $     (7,868)   $    (28,952)  $     (1,565)  $    (248,355)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Reorganization items:
         Write-off of goodwill......................................            --              --             --          88,052
         Revaluation of property and related assets.................            --              --             --         331,946
         Accrued reorganization expenses............................            --          (4,494)            --           5,828
         Revaluation of other liabilities and assets................            --              --             --           2,872
       Gain on early extinguishment of debt.........................            --              --             --        (266,643)
       Depreciation and amortization of vessels and equipment.......        45,212          43,498          1,801          64,220
       Provision for bad debts......................................           228           1,021             56           6,180
       Loss (gain) on disposal of assets............................           134          (3,863)            --          25,658
       Amortization of drydocking costs.............................        14,701           6,773            268          11,249
       Amortization of goodwill.....................................            --              --             --           3,940
       Amortization of discount on long-term debt and
          financing costs...........................................         5,324           5,672            180           2,777
       Deferred income tax benefit..................................            --              --             --         (32,004)
       Minority partners' equity in (losses) earnings
          of subsidiaries, net......................................           (35)         (1,639)           408           2,596
       Write-down of assets held for sale...........................         1,400              --             --              --
       Senior and notes payable issued for payment
          of interest and fees......................................         1,752           1,493             --              --
       Other non-cash items.........................................           459             (75)            --            (164)
       Changes in operating assets and liabilities:
           Accounts receivable......................................         3,210         (13,394)         1,172          20,000
           Marine operating supplies................................          (476)            994            239             232
           Other current and long-term assets.......................        (5,009)         19,355          1,306          (1,349)
           Accounts payable and other liabilities...................         7,808            (113)        (1,304)         (2,108)
                                                                      ------------    ------------   ------------   -------------
             Net cash provided by operating activities..............        66,840          26,276          2,561          14,927

Investing activities:
  Purchases of vessels and equipment................................        (9,282)        (12,047)          (597)        (57,144)
  Expenditures for drydocking.......................................       (29,449)        (14,366)        (1,424)         (5,060)
  Payments on vessels under construction............................            --              --             --          (5,102)
  Purchases of restricted investments...............................        (1,677)             --             --         (45,790)
  Redemption of restricted investments..............................         2,542           2,931             --          65,382
  Proceeds from disposals of vessels and equipment..................         6,575          25,710             --          32,852
  Purchase of minority interest.....................................          (524)             --         (1,000)             --
                                                                      ------------    ------------   ------------   -------------
     Net cash (used in) provided by investing activities............       (31,815)          2,228         (3,021)        (14,862)







                 SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                                     Predecessor
                                                                                    Successor Company                   Company
                                                                       -------------------------------------------  --------------
                                                                                                       Period from
                                                                                                      December 16     Period from
                                                                                                           to        January 1 to
                                                                       Year Ended December 31,        December 31,   December 15,
                                                                       -----------------------       -------------  -------------
                                                                            2001           2000           1999           1999
                                                                       -------------  -------------  -------------  -------------
Financing activities:
  (Repayments) proceeds from revolving credit facility, net.........         (5,250)        14,250             --              --
  Proceeds from Debtor-in-Possession (DIP) credit facility..........             --             --             --          26,690
  Proceeds from long-term borrowings................................             --             --             --         245,208
  Repayment of long-term borrowings.................................        (19,504)       (33,390)           (80)       (288,205)
  Proceeds from issuance of Successor Company senior
     secured notes and Warrants.....................................             --             --             --          85,500
  Proceeds from issuance of Title XI bonds..........................             --             --             --           5,428
  Repayment of Title XI bonds.......................................         (8,312)        (9,282)        (1,252)         (6,643)
  Increase in restricted cash.......................................         (1,006)            --             --         (15,217)
  Payments of financing costs.......................................             --           (596)            --         (12,678)
  Proceeds from exercise of warrants................................              3             --             --              --
  Payments of obligations under capital leases......................         (3,558)        (4,300)          (159)         (2,820)
  Proceeds from issuance of common stock............................             --              1             --             253
  Repayment of DIP credit facility..................................             --             --             --         (26,690)
                                                                       ------------   ------------   ------------   -------------
     Net cash (used in) provided by financing activities............        (37,627)       (33,317)        (1,491)         10,826
                                                                       ------------   ------------   ------------   -------------
  Change in cash and cash equivalents...............................         (2,602)        (4,813)        (1,951)         10,891
  Cash and cash equivalents at beginning of period..................         14,233         19,046         20,997          10,106
                                                                       ------------   ------------   ------------   -------------
  Cash and cash equivalents at end of period........................   $     11,631   $     14,233   $     19,046   $      20,997
                                                                       ============   ============   ============   =============

Supplemental schedule of noncash investing
 and financing activities:
  Note payable issued for amendment fee to credit facility..........   $         --   $      4,500   $         --   $          --
                                                                       ============   ============   ============   =============
  Notes payable issued for the acquisition of vessels...............   $         --   $         --   $      8,586   $          --
                                                                       ============   ============   ============   =============
  Capital lease obligations for the acquisition of
    vessels and equipment...........................................   $         --   $      5,332   $         --   $          --
                                                                       ============   ============   ============   =============
  Senior and notes payable issued for payment of
    accrued interest and fees.......................................   $      1,752   $      1,493   $         --   $          --
                                                                       ============   ============   ============   =============
  Notes payable issued for acquisition of minority interest.........   $     10,500   $         --   $         --   $          --
                                                                       ============   ============   ============   =============
Supplemental disclosures:
  Interest paid, net of interest capitalized........................   $     47,279   $     56,219   $        739   $      57,821
                                                                       ============   ============   ============   =============
  Income taxes paid.................................................   $      3,304   $      4,478   $         --   $         734
                                                                       ============   ============   ============   =============
  Cash paid for professional fees in connection
    with Chapter 11 proceeding......................................   $         --   $         --   $         --   $       4,575
                                                                       ============   ============   ============   =============

  See notes to consolidated financial statements.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)

                                                                                              December 31, 2001    December 31, 2000
                                                                                              -------------------  -----------------
Assets
Current assets:
   Cash and cash equivalents............................................................            $      11,631    $      14,233
   Restricted cash......................................................................                    1,337              331
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,919 in 2001 and $6,398 in 2000.                   50,088           53,526
     Insurance claims and other.........................................................                   16,282           11,516
   Marine operating supplies............................................................                   10,049            9,638
   Prepaid expenses.....................................................................                    2,984            3,055
                                                                                                    -------------    -------------
     Total current assets...............................................................                   92,371           92,299

Vessels and equipment, net..............................................................                  589,371          639,896
Deferred costs, net.....................................................................                   48,899           38,159
Restricted investments..................................................................                       --              865
Other...................................................................................                   14,124            4,257
                                                                                                    -------------    -------------
     Total assets.......................................................................            $     744,765    $     775,476
                                                                                                    =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.....................................................................            $      18,171    $      12,906
   Current maturities of long-term debt.................................................                   38,367           33,270
   Current obligations under capital leases.............................................                    2,972            3,580
   Accrued interest.....................................................................                    1,455            1,677
   Accrued liabilities and other........................................................                   36,583           33,840
                                                                                                    -------------    -------------
     Total current liabilities..........................................................                   97,548           85,273

Long-term debt..........................................................................                  399,974          426,849
Obligations under capital leases........................................................                   31,768           34,718
Senior notes............................................................................                   81,635           79,108
Other liabilities.......................................................................                    4,218            4,195
                                                                                                    -------------    -------------
     Total liabilities..................................................................                  615,143          630,143

Commitments and contingencies

Minority interest.......................................................................                      842            8,819

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; issued and outstanding, none........                       --               --
   Class A common stock--$.01 par value, authorized 20,000 shares; 10,506 and 10,117
     shares issued and outstanding in 2001 and 2000, respectively.......................                      105              101
   Additional paid-in capital...........................................................                  167,259          166,963
   Unearned compensation................................................................                     (198)              --
   Accumulated other comprehensive loss.................................................                       (1)             (33)
   Accumulated deficit..................................................................                  (38,385)         (30,517)
                                                                                                    -------------    -------------
   Total stockholders' equity...........................................................                  128,780          136,514
                                                                                                    -------------    -------------
     Total liabilities and stockholders' equity.........................................            $     744,765    $     775,476
                                                                                                    =============    =============

See notes to consolidated financial statements.

                 SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (in thousands)

                                                                                                           Additional
                                                                  Class A                  Class B          Paid-In
                                                               Common Stock             Common Stock        Capital
                                                        --------------------------  ---------------------  -----------
                                                            Shares       Amount      Shares      Amount
                                                        -------------  ----------  ----------  ----------
PREDECESSOR COMPANY
Balance at December 31, 1998..........................        12,873   $       13       2,547  $        2   $ 196,822
Common stock issued pursuant to employee stock
  purchase plan.......................................            79           --          --          --         253
Stock compensation pursuant to key employee stock
  plan................................................            --           --          --          --         104
Common stock issued to directors......................            55           --          --          --         130
Other.................................................            --           --          --          --        (167)
Conversion of common stock............................         2,020            2      (2,020)         (2)         --
Cancellation of Predecessor Company common stock
    and elimination of existing stockholders'
    equity upon emergence from bankruptcy.............       (15,027)         (15)       (527)         --    (197,142)
Issuance of Successor Company common stock............        10,000          100          --          --     154,881
Warrants issued in connection with exit financing.....            --           --          --          --      11,910
  Net loss............................................            --           --          --          --          --
                                                          ----------   ----------  ----------  ----------  ----------

SUCCESSOR COMPANY
Balance at December 15, 1999..........................        10,000          100          --          --     166,791
Net loss..............................................            --           --          --          --          --
                                                          ----------   ----------  ----------  ----------  ----------
Balance at December 31, 1999..........................        10,000          100          --          --     166,791
Comprehensive loss:
   Net loss...........................................            --           --          --          --          --
   Translation adjustment.............................            --           --          --          --          --
        Total comprehensive loss......................
Common stock issued to employees......................            28           --          --          --         172
Common stock issued upon exercise of warrants.........            89            1          --          --          --
                                                          ----------   ----------  ----------  ----------  ----------
Balance at December 31, 2000..........................        10,117          101          --          --     166,963
Comprehensive loss:
   Net loss...........................................            --           --          --          --          --
   Translation adjustment.............................            --           --          --          --          --
        Total comprehensive loss......................

Common stock issued upon exercise of warrants.........           314            3          --          --          --
Restricted common stock issued to officer.............            75            1          --          --         296
                                                          ----------   ----------  ----------  ----------  ----------
Balance at December 31, 2001..........................        10,506   $      105          --  $       --  $  167,259
                                                          ==========   ==========  ==========  ==========  ==========

                SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (in thousands)

                                                            Accumulated                        Retained
                                                               Other                           Earnings
                                                           Comprehensive     Unearned        (Accumulated
                                                                Loss         Compensation      Deficit)         Total
                                                          --------------  ---------------  -------------   --------------

PREDECESSOR COMPANY
Balance at December 31, 1998.........................      $        --       $        --    $     51,198     $   248,035
Common stock issued pursuant to employee stock
  purchase plan......................................               --                --              --             253
Stock compensation pursuant to key employee
   stock plan........................................               --                --              --             104
Common stock issued to directors.....................               --                --              --             130
Other................................................               --                --              --            (167)
Conversion of common stock...........................               --                --              --              --
Cancellation of Predecessor Company common
  stock and elimination of existing stockholders'
  equity upon emergence from bankruptcy..............               --                --         197,157              --
Issuance of Successor Company common stock...........               --                --              --         154,981
Warrants issued in connection with exit financing....               --                --              --          11,910
  Net loss...........................................               --                --        (248,355)       (248,355)
                                                           -----------       -----------    ------------     -----------
SUCCESSOR COMPANY
Balance at December 15, 1999.........................               --                --              --         166,891
Net loss.............................................               --                --          (1,565)         (1,565)
                                                           -----------       -----------    ------------     -----------
Balance at December 31, 1999.........................               --                --          (1,565)        165,326
Comprehensive loss:
   Net loss...........................................              --                --         (28,952)        (28,952)
   Translation adjustment.............................             (33)               --              --             (33)
                                                                                                               ---------
        Total comprehensive loss......................                                                           (28,985)
Common stock issued to employees......................              --                --              --             172
Common stock issued upon exercise of warrants.........              --                --              --               1
                                                           -----------       -----------      -----------      ---------
Balance at December 31, 2000..........................             (33)               --         (30,517)        136,514
Comprehensive loss:
   Net loss...........................................              --                --          (7,868)         (7,868)
   Translation adjustment.............................              32                --              --              32
                                                                                                               ---------
        Total comprehensive loss......................                                                            (7,836)

Common stock issued upon exercise of warrants.........              --                --              --               3
Restricted common stock issued to officer.............              --              (198)             --              99
                                                           -----------       ------------     ----------      ----------
Balance at December 31, 2001..........................     $        (1)      $      (198)     $  (38,385)    $   128,780
                                                           ===========       ============     ==========      ==========

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

         Seabulk International, Inc. and subsidiaries (collectively, the "Company") provides marine support and transportation services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf, offshore West Africa, and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

         The Company derives substantial revenue from international operations, primarily under U.S. dollar-denominated contracts with major international oil companies. Risks associated with operating in international markets include vessel seizure, foreign exchange restrictions, foreign taxation, political instability, nationalization, civil disturbances, and other risks that may limit or disrupt markets.

         The accompanying consolidated financial statements include the accounts of Seabulk International, Inc. and its subsidiaries, both majority and wholly-owned. All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

         The consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. As discussed further in Note 3, the assets and liabilities of the Company were restated as of December 15, 1999 in accordance with SOP 90-7, and therefore the results of operations and cash flows for the period prior to the Effective Date are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy for the periods subsequent to December 15, 1999 (the "Successor Company").

         As of December 31, 1999, the Company had an equity interest of 75.8% in the five double-hull tankers. On January 15, 2001, the Company purchased the remaining 24.2% equity interest for approximately $11.0 million (See Note 16). The double-hull tankers were not a party to the Chapter 11 proceeding.

2.       Summary of Significant Accounting Policies

         Revenue. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy and towing segments, revenues are recorded on a daily basis as services are rendered. For the marine transportation segment, revenue is earned under time charters or affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Recorded revenue is based on actual performance. Affreightment/voyage contracts are contracts for cargoes that are committed on a 12 to 30 month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton. Revenue and voyage expenses for these affreightment contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market instruments and overnight investments. The credit risk associated with cash and cash equivalents is considered low due to the high credit quality of the financial institutions.

         Restricted Cash. At December 31, 2001 and 2000, restricted cash consisted of fully funded letters of credit.

         Accounts Receivable. Substantially all of the Company's accounts receivable are due from entities that operate in the oilfield industry. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. Actual credit losses are provided for in the consolidated financial statements and have been within management's expectations. One customer accounted for 11.0% and 12.0% of the Company's total revenue for the years ended December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000, and 1999, the Company wrote off accounts receivable of approximately $0.7 million, $0.6 million and $2.6 million, respectively.

         Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Company expects are probable of being reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident. Expenses incurred for insurable incidents in excess of deductibles are recorded as receivables pending the completion of all repair work and administrative claims process. The credit risk associated with insurance claims receivable is considered low due to the high credit quality and funded status of the insurance clubs in which the Company participates.

         Marine Operating Supplies. Such amounts consist of fuel and supplies that are recorded at cost and charged to operating expenses as consumed.

         Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate.

         During the fourth quarter of fiscal 2001, management decided to sell the fixed assets of the Company's subsidiary, Sun State Marine Services, Inc. ("Sun State"). In applying the provisions of SFAS No. 121, management considered recent appraisals, offers and bids and its estimate of future cash flows related to the fixed assets. As a result, the Company reclassified assets of $5.9 million to assets held for sale and recognized a write-down of $1.4 million, representing the difference between the net book value of the underlying assets and the estimated fair value of the assets, less costs to sell. These fixed assets are included in other assets on the accompanying consolidated December 31, 2001 balance sheet. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash (See Note
18).

         Assets Held for Sale. It is Company policy to make available for sale vessels and equipment considered by management as excess and no longer necessary for the operations of the Company. In accordance with SFAS No. 121, these assets are valued at the lower of carrying value or fair value less costs to sell. Also, depreciation expense for these assets is terminated at the time of the reclassification. Total assets held for sale (primarily assets in the offshore energy and marine transportation segments) were approximately $11.4 million and $1.8 million at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets.

         Vessels and Equipment. Vessels and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is charged to other income. Major renewals and betterments that extend the life of the vessels and equipment are capitalized. Maintenance and repairs are expensed as incurred except for drydocking expenditures.

         Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives and included in depreciation expense. Included in vessels and equipment at December 31, 2001 and 2000 are vessels under capital leases of approximately $45.4 million and $45.6 million, net of accumulated amortization of approximately $3.3 million and $1.6 million, respectively.

         During 2000, the Company determined that the useful lives previously assigned to certain offshore vessels were in excess of the expected remaining service lives. The Company performed a vessel-by-vessel analysis to evaluate the remaining useful lives of its offshore fleet. The analysis was completed in the fourth quarter of 2000 and the average remaining useful life of the Company's offshore supply and crewboat fleet decreased from approximately 16 years to 9 years. Management believes these changes more accurately reflect the remaining economic lives of these vessels. As a result of the change in estimated remaining useful lives, depreciation in 2001 and 2000 increased $5.4 million and $0.9 million, respectively.


         Listed below are the estimated remaining useful lives of vessels and equipment at December 31, 2001:

                                                                    Remaining
                                                                   Useful Lives
                                                              -----------------
                                                                    (in years)
               Supply boats                                              5-25
               Crewboats                                                 2-21
               Anchor handling tug/supply vessels                        3-14
               Other                                                     1-11
               Tankers(1)                                                6-27
               Tugboats and barges                                       4-38
               Furniture and equipment                                   3-9
                --------------------------
(1) Range in years is determined by the Oil Pollution Act of 1990 and other factors.

         Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Substantially all of the Company's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards. Deferred financing costs are amortized over the term of the related borrowings using the effective interest method. At December 31, 2001 and 2000, deferred costs included unamortized drydocking costs of approximately $29.4 million and $14.8 million, respectively, and net deferred financing costs of $19.6 million and $23.4 million, respectively.

         Restricted Investments. Pursuant to the Title XI bond financing agreements for the Company's five double-hull product tankers, the Company was required to deposit all proceeds from bond issuances into an escrow account (restricted investments) with MARAD. At December 31, 2000, restricted investments of approximately $865,000 primarily consisted of United States Treasury Bills and Notes, which were recorded at amortized cost as they were expected to be held to maturity. During fiscal 2001, MARAD approved the final disbursement of the restricted investments to the Company. Under the bond financing agreements, there is no further requirement for restricted investments to be held by MARAD.

         Accrued Liabilities. Accrued liabilities included in current liabilities consist of the following at December 31, (in thousands):

                                                     2001             2000
                                                --------------   --------------

  Voyage operating expenses..................  $        11,423  $         8,099
  Foreign taxes..............................           10,626            9,408
  Payroll and benefits.......................            8,068            7,492
  Deferred voyage revenue....................            1,451            3,466
  Professional services......................            1,267            1,231
  Litigation, claims and settlements.........              200            2,672
  Other......................................            3,548            1,472
                                               ---------------  ---------------
    Total....................................  $        36,583  $        33,840
                                               ===============  ===============

         Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS 123. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

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

         Net Loss Per Share. Net loss per common share is computed in accordance with SFAS No. 128, Earnings Per Share, which requires the reporting of both net loss per common share and diluted net loss per common share. The calculation of net loss per common share is based on the weighted average number of common shares outstanding and therefore excludes any dilutive effect of stock options and warrants while diluted net loss per common share includes the dilutive effect of stock options and warrants, unless the effects are antidilutive.

         Foreign Currency Translation. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective years. Components of stockholders' equity are translated at historical rates. Translation adjustments are deferred in accumulated other comprehensive loss, which is a separate component of stockholders' equity. The Company's foreign subsidiaries use the U.S. dollar as their functional currency and substantially all external transactions are denominated in U.S. dollars. Gains and losses resulting from changes in exchange rates from year to year are insignificant for all years presented and are included in the accompanying consolidated statements of operations.

         Reorganization Items. Upon emergence from Chapter 11 Bankruptcy Protection as of the Effective Date, the Company adopted Fresh Start Reporting pursuant to the provisions of SOP 90-7.

         Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management, including the allowance for doubtful accounts, useful lives of vessels and equipment, realizability of deferred tax assets and certain accrued liabilities. Actual results could differ from those estimates.

         Comprehensive Loss. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and the display of comprehensive loss, which is defined as the change in equity arising from non-owner sources. Comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive income is reflected in the consolidated statement of changes in stockholders' equity.

         Recent Pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes a new method of testing goodwill for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. The Company adopted SFAS No. 142 effective January 1, 2002. As the Company does not have any recorded goodwill or other intangible assets, the adoption of this statement will not have an impact.

         Also in July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS No. 143 as of January 1, 2002 and does not anticipate any material financial statement impact.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS No. 143 as of January 1, 2002 and does not anticipate any material financial statement impact.

         Reclassifications. Certain amounts from prior periods' consolidated financial statements have been reclassified to conform with the current period's presentation.

3.       Joint Plan of Reorganization and Fresh Start Reporting

         In September 1999, the Company filed the Plan with the Bankruptcy Court which set forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. The Plan specifically provided for the conversion of the Predecessor Company's senior notes and Preferred Securities into equity interests in the Successor Company and cancellation of all of the prepetition equity interests in the Predecessor Company, as more fully described in the Plan. Substantially all of the Company's other pre- and post petition unsecured liabilities were unaffected by the Plan.

         On the Effective Date, the Predecessor Company's Senior Notes and Preferred Securities were converted into 9.8 million and 0.2 million shares of the Successor Company's common stock, respectively. As a result of the transactions, which occurred on the Effective Date, indebtedness of approximately $266.6 million was discharged and is reflected as a gain on the early extinguishment of debt in the accompanying consolidated statement of operations for the 1999 Predecessor Company. This gain was not recognized for tax purposes to the extent the Company was insolvent at the date of discharge. However, the Company's net operating loss carry forwards, alternative minimum tax credits and tax basis in fixed assets at the Effective Date were reduced by the amount of the gain.

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

         The difference between the Company's reorganization value and the historical carrying value of the Company's net assets resulted in the recording of reorganization items of approximately $420.0 million for the period ended December 15, 1999, which consisted of a writedown of goodwill and property.


4.       Long-Term Debt and Senior Notes

         Long-term debt consists of the following at December 31 (in thousands):

                                                     2001             2000
                                               ---------------  ---------------
     Revolving line of credit................  $         9,000  $        14,250
     Term loan...............................          154,996          168,861
     Title XI debt...........................          241,616          249,928
     Notes payable...........................           32,729           27,080
                                               ---------------  ---------------
                                                       438,341          460,119
     Less:  current maturities...............          (38,367)         (33,270)
                                               ---------------  ---------------
                                               $       399,974  $       426,849
                                               ===============  ===============

         The Company's five double-hull product and chemical tankers are financed through Title XI Government Guaranteed Ship Financing Bonds. There are a total of seven bonds with interest rates ranging from 6.50% to 7.54% that require principal amortization through June 2024. The aggregate outstanding principal balance of the bonds was $220.1 million and $224.2 million at December 31, 2001 and 2000, respectively. Principal payments during 2001 and 2000 were $4.1 million and $3.8 million, respectively, and interest payments were $15.4 million and $15.7 million, respectively.

         Covenants under the Title XI Bond agreements contain financial tests which, if not met, among other things (1) restrict the withdrawal of capital;
(2) restrict certain payments, including dividends, increases in employee compensation and payments of other indebtedness; (3) limit the incurrence of additional indebtedness; and (4) prohibit the Company from making certain investments or acquiring additional fixed assets. Vessels with a net book value of $235.1 million, and all contract rights thereof, have been secured as collateral in consideration of the United States Government guarantee of the Title XI Bonds.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI Bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required. Additionally, according to the Title XI Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at December 31, 2001, the Company has approximately $7.3 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements.

         As of December 31, 2001 and 2000, other Title XI debt of approximately $21.5 million and $25.8 million, respectively, was collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 2021. Under the terms of the Other Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants. During 2001 and 2000, $4.2 million and $5.5 million, respectively, in principal and $2.0 million and $2.4 million, respectively, in interest was repaid on this debt.

         The Company has a promissory note of approximately $8.6 million relating to the increase of its equity interest in the double-hull product and chemical carriers from 50.8% to 75.75%. The note bears interest at 8.5%. Semi-annual interest and principal payments are due through December 2003. In January 2001, the Company purchased the remaining 24.25% equity interest. The purchase was funded by $0.5 million in cash and a note payable in the amount of $10.5 million at an interest rate of 8.5%. The promissory notes are collateralized by securities of certain subsidiaries. Quarterly principal and interest payments are due through January 2006 (See Note 16). The outstanding balance of the note(s) was $14.8 million and $7.6 million as of December 31, 2001 and 2000, respectively.

         The Company has various promissory notes relating to the acquisitions of various vessels. The promissory notes are collateralized by mortgages on certain vessels and bear interest at rates ranging from 8.1% to 8.5%. The debt is due in monthly installments of principal and interest through November 2011. The outstanding balance of the notes was $13.1 million and $14.5 million as of December 31, 2001 and 2000, respectively.

         The Company has a Credit Facility ("the Credit Facility"), consisting of $200.0 million of term loans and a $25.0 million revolving line of credit, and issued Senior Notes (see below). The term loans consist of three facilities of $75.0 million, $30.0 million, and $95.0 million maturing over 5, 6, and 7 years, respectively. The revolving line of credit is subject to a commitment fee of 0.5% on the unused portion. The revolving line of credit matures on December 15, 2004. The $75.0 million term loan and the revolving line of credit accrue interest at the Eurodollar Rate, as defined, of 1.93% plus 3.25% (5.18% at December 31, 2001). The $30.0 million and $95.0 million term loans accrue interest at the Eurodollar Rate plus 3.75% (5.68% at December 31, 2001) and Eurodollar Rate plus 4.25% (6.18% at December 31, 2001), respectively.

         An amendment to the credit agreement was executed in April 2000, which required the Company to prepay an aggregate of $60.0 million in principal under the term loans in 2000. The Company paid a fee of $4.5 million to the lending banks in connection with the amendment in the form of a promissory note, accruing interest at 15.0% compounded quarterly, due the earlier of (i) April 2002 or (ii) the date on which the ratio of funded indebtedness to EBITDA for any quarter is less then four to one. The $4.5 million loan fee was capitalized to deferred financing costs and is being amortized over the remaining term of the Credit Facility using the interest method. Subsequent amendments throughout 2000 reduced the prepayment requirements and then abolished them altogether.

         During November 2001, the fifth amendment to the Credit Facility was executed, which maintained financial requirements of certain debt covenants and did not increase them as of December 31, 2001. Additionally, the agreement requires that the $4.5 million promissory note will be repaid in monthly installments of $1.0 million beginning in December 2001. The note matures in April 2002 at which time the remaining unpaid principal and accrued interest is due in a balloon payment of approximately $1.9 million. The amendment did not affect any provisions relating to interest on the promissory note.

         Additionally, on March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans (See Note 18).

         At December 31, 2001, the Company had letters of credit outstanding in the amount of approximately $1.9 million, which expire on various dates through December 2002. This amount is collateralized against the maximum amount available under the revolving line of credit. The amount available to the Company under the revolving line of credit, without prior approval of the bank group, was decreased from $25.0 million to $17.5 million as part of the first amendment to the credit agreement. At December 31, 2001, the unused portion of the revolver was $6.6 million. With the bank's approval, the Company can borrow an additional $7.5 million on the revolver. However, there can be no assurance that the bank will approve additional borrowings under the revolver.

         Covenants under the Credit Facility, among other things, (i) require the Company to meet certain financial tests, including tests requiring the maintenance of minimum leverage ratios, debt service coverage ratios, and indebtedness to tangible worth ratios; (ii) limit the creation or incurrence of certain liens; (iii) limit the incurrence of additional indebtedness; (iv) limit the Company from making certain investments; (v) limit sales of assets; (vi) require maintenance of certain appraised market collateral values; (vii) limit transactions with affiliates and changes in business; and (viii) limit mergers and consolidations. At December 31, 2001, the Company was in compliance with the covenants contained in its Credit Facility.

Senior Notes

         On December 15, 1999, the Company issued $95.0 million face amount of 12.5% senior secured lien notes, Series A (the "Senior Notes") with 536,193 detachable common stock purchase warrants and an original issue discount of $9.5 million. As determined by the Company's management, the fair value of the warrants was approximately $8.9 million and was recorded as an additional discount on the Senior Notes. The Senior Notes were recorded at approximately $76.6 million, net of discounts and offering costs of approximately $18.4 million. The discount is being amortized through the maturity date using the effective interest method (amortization of $1.5 million and $1.4 million in 2001 and 2000, respectively). Unamortized discount was $15.3 million and $16.8 million at December 31, 2001 and 2000, respectively. Interest on the Senior Notes is payable quarterly in arrears.

         The Senior Notes mature in June 2007 and are redeemable, in whole or in part, at the Company's option at the redemption amount, as defined, plus accrued and unpaid interest. In addition, upon a change in control, as defined, the Company must redeem the Senior Notes at 101.0% of the stated principal amount, plus accrued and unpaid interest.

         During the period from April 2000 through December 2001, the Company had not yet received a necessary rating from the rating agencies required under the indenture; thus the interest rate was increased from 12.5% to 13.5% effective December 15, 1999. The additional interest is paid on a quarterly basis, in arrears, through the issuance of additional Senior Notes. The total amount of additional Senior Notes issued amounted to $963,533 and $992,752 for the years ended December 31, 2001 and 2000, respectively. The Company is currently seeking the appropriate ratings, which would return the interest rate to 12.5%.

         In August 2000, the Company consummated an exchange offer pursuant to which the holders of the Senior Notes had the right to exchange them for Series B Senior Notes that are registered under the Securities Act in like principal amount and with identical terms.

         The Senior Notes are collateralized by substantially all the assets of the Company (See Note 17). Covenants require the Company to (1) limit the incurrence of additional indebtedness; (2) limit the creation or incurrence of certain liens; (3) restrict certain payments and investments; and (4) restrict certain asset sales and affiliate transactions. At December 31, 2001, the Company is in compliance with the covenants.




         The aggregate annual future payments due on the long-term debt and Senior Notes as of December 31, 2001 are as follows (in thousands):

       Years ending December 31:
       -------------------------
              2002...........................................  $        38,367
              2003...........................................           34,213
              2004...........................................           35,518
              2005...........................................           36,140
              2006...........................................           84,779
              Thereafter.....................................          306,280
                                                               ---------------
                                                                       535,297
              Less: discount on Senior Notes.................          (15,321)
                                                               ---------------
                                                               $       519,976
                                                               ===============

5.       Capital Leases

         The Company operates certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments as of December 31, 2001 (in thousands):

     Years ending December 31:
     -------------------------

    2002.......................................................  $     5,269
    2003.......................................................        5,128
    2004.......................................................        4,897
    2005.......................................................        4,876
    2006.......................................................        3,919
    Thereafter.................................................       24,207
                                                                 -----------
    Total minimum lease payments...............................       48,296
    Less: amount representing interest.........................      (13,556)
                                                                 -----------
    Present value of minimum lease payments (including
       current portion of $2,972)..............................  $    34,740
                                                                 ===========

6.       Commitments and Contingencies

Lease Commitments

         The Company leases its office facilities and certain vessels under operating lease agreements, which expire at various dates through 2013. Rent expense was approximately $4.9 million, $4.4 million and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

          Years ending December 31:
          -------------------------

         2002...............................      $            4,574
         2003...............................                   3,800
         2004...............................                   3,720
         2005...............................                   3,616
         2006...............................                   2,993
         Thereafter.........................                   5,261
                                                 -------------------
                                                 $            23,964
                                                 ===================

Bareboat Charter and Sublease

         During 2001, the Company entered into a ten-year non-cancelable bareboat charter agreement for a double-hull tanker with a third party (the "charterer"). Beginning in January 2002 (commencement of contract), the charterer has exclusive possession and control of the vessel. As a result, the charter party will incur and pay all operating costs during the charter period. The Company receives a fixed amount per day for the charter of the vessel. Also, the Company subleases certain office space in Houston, Texas. The sublease is expected to terminate in January 2004. There are no renewal or escalation clauses relating to the bareboat charter or sublease.

         Future minimum lease receipts under the bareboat charter and sublease as of December 31, 2001 (in thousands) are as follows:

            Years ending December 31:
            ------------------------

           2002...............................      $            6,444
           2003...............................                   7,033
           2004...............................                   6,943
           2005...............................                   6,935
           2006...............................                   6,935
           Thereafter.........................                  35,264
                                                   -------------------
                                                   $            69,554
                                                   ===================

Contingencies

         Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed two reports with and submitted documents to the Office of Foreign Asset Control of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

         The Company was sued by Maritime Transportation Development Corporation in January 2002 alleging broker commissions due from charters on two of its vessels, the Magnachem and Seabulk Challenger, since 1998. The Company is vigorously defending such charges, believes it has good defenses, but cannot predict the ultimate outcome.

         In December 2001, the Company was notified by Steamship Mutual, its protection and indemnity maritime insurance club, of additional insurance calls, in the approximate amount of $4 million, allegedly due to investment mismanagement by the club's investment advisors causing reserve shortfalls for the club. The Company is vigorously contesting this assessment. The Company cannot predict the ultimate outcome of this dispute.

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

         At December 31, 2001, approximately 16.0% of the Company's employees were members of national maritime labor unions, or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company's operating results.

7.       Vessels and Equipment

         Vessels and equipment are summarized below (in thousands):

                                                                          Year ended December 31,
                                                                       2001                    2000
                                                              ---------------------   --------------------
     Vessels and improvements..............................   $            681,599    $            691,006
     Furniture and equipment...............................                 11,729                  12,516
                                                              --------------------    --------------------
                                                                           693,328                 703,522
     Less: accumulated depreciation and amortization.......               (103,957)                (63,626)
                                                              --------------------    ---------------------
     Vessels and equipment, net............................   $            589,371    $            639,896
                                                              ====================    ====================

         In 2001, the Company acquired one vessel for approximately $2.5 million for cash. In 2000, the Company acquired two vessels: one under a cash purchase agreement and the other under a capital lease agreement, for total consideration of approximately $7.6 million.

         In 2001, the Company sold 25 vessels for proceeds of $6.6 million. In 2000, the Company sold 39 vessels and scrapped one tanker pursuant to its OPA 90-mandated retirement date for proceeds of approximately $25.7 million. The proceeds from vessel sales were used primarily to repay a portion of the Company's term loans.

8.       Stock Option Plans

         On the Effective Date, all rights and awards granted under the Equity Ownership Plan and Stock Option Plan for Directors were canceled. The holders of options to purchase common stock issuable under these plans received a pro rata share of the 125,000 Class A warrants issued by the Successor Company (See Note
11).
         On the Effective Date, the Successor Company adopted the Hvide Marine Incorporated Stock Option Plan (the "1999 Plan"), a new stock option plan which provided certain key employees of the Successor Company the right to acquire shares of common stock. Pursuant to the plan, 500,000 shares of the Successor Company's common stock were reserved for issuance to the participants in the form of nonqualified stock options. The options expire no later than 10 years from the date of the grant.

         Pursuant to the 1999 Plan, options to purchase 200,000 shares of the Successor Company's common stock were granted to certain senior employees on the Effective Date. One-half of these options vested immediately, and the remaining options vested 91 days thereafter.

         On June 15, 2000, the Company adopted the Amended and Restated Equity Ownership Plan (the "Plan"). The Plan amends and restates in its entirety the 1999 Plan. Pursuant to the Plan, 800,000 shares of the Company's stock were reserved for issuance to participants in the form of nonqualified or incentive stock options, restricted stock grants and other stock related instruments, subject to reflect stock dividends, recapitalizations, reorganizations and other changes in the capital structure. In December 2001, the Compensation Committee agreed to amend the Plan by authorizing and reserving for issuance of an additional 500,000 shares to be eligible for grants under the Plan, bringing the total under the Plan to 1,300,000 shares. The Committee's action is subject to shareholder approval at the Company's Annual Meeting of Shareholders to be held on May 14, 2002, pursuant to the Notice of Meeting and Proxy. The vesting and certain other terms of the stock options granted under the Plan will be determined by the Compensation Committee. The Plan requires that the option price may not be less than 100% of the fair market value on the date of grant. The options expire no later than 10 years from the date of grant. Options granted under this Plan totaled 283,000 and 415,000 during 2001 and 2000, respectively.

         On June 15, 2000, the Company also adopted the Stock Option Plan for Directors (the "Directors Plan"). Pursuant to the Directors Plan, an aggregate of 175,000 shares of common stock are authorized and reserved for issuance, subject to adjustments to reflect stock dividends, recapitalizations, reorganizations, and other changes in the capital structure of the Company. Eligible directors as of the effective date of the Plan were granted options to purchase 10,000 shares of common stock on the first option date, and the Chairman of the Board received 20,000 options, for a total granted of 80,000. Eligible directors will receive 4,000 and the Chairman will receive 8,000 options to purchase shares of common stock annually, effective as of each Annual Meeting of Shareholders of the Company commencing May 17, 2001. Under the Plan, the option price for each option granted is required to be 100% of the fair market value of common stock on the date of grant. Options granted under the Director's Plan totaled 32,000 and 80,000 during 2001 and 2000, respectively.




         The following table of data is presented in connection with the stock option plans:


                                                                                                                 Predecessor
                                                             Successor Company                                      Company
                                   --------------------------------------------------------------------    --------------------
                                                                                        Period from             Period from
                                                                                        December 16,             January 1
                                               Year Ended December 31,                 to December 31,         to December 15,
                                            2001                   2000                     1999                    1999
                                   ---------------------  ---------------------    ---------------------   -------------------
                                               Weighted                Weighted                 Weighted               Weighted
                                     Number     average      Number     average      Number     average      Number    average
                                       of      exercise       of       exercise        of       exercise       of      exercise
                                     options     price      options      price       options      price      options    price
                                   ---------- ----------  ----------  ----------   ----------  ----------  ---------- --------

Options outstanding
  at beginning of period........      604,000 $    8.27      200,000  $   12.47            --  $      --      987,675   $ 12.60

  Granted.......................      315,000      5.61      495,000       7.16       200,000      12.47      379,441      6.06

  Exercised.....................           --       --            --         --            --         --           --        --
  Canceled......................      (97,000)    10.80      (91,000)     11.33            --         --   (1,367,116)    10.78
                                   ---------- ---------   ----------  ---------    ----------  ----------  ---------- ---------
Options outstanding at
  end of period.................      822,000 $    6.91      604,000  $    8.27       200,000  $   12.47           -- $      --
                                   ========== ==========  ==========  =========    ==========  ==========  ========== =========
Options exercisable at
  end of period.................      333,837 $    8.38      207,000  $   12.11       100,000          --          --        --
Options available for
  future grants at end
  of period.....................      153,000       --       371,000         --       300,000          --          --        --


Summarized information about stock options outstanding as of December 31, 2001 is as follows:


                                                                        Weighted                             Weighted
                                    Number of          Remaining         Average           Number of          Average
                                     Options             Life           Exercise            Options          Exercise
Exercise Price Range               Outstanding         (In Years)         Price           Exercisable          Price
--------------------           ---------------        ------------  ----------------  ---------------     --------------
        Under $6.25                    174,000             9.92      $         3.95                --     $         3.95
     $6.25 to $6.31                    387,000             8.71      $         6.26           219,837     $         6.26
     $6.32 to $7.30                     32,000             1.50      $         7.30                --     $         7.30
     $7.31 to $7.75                    109,000             9.24      $         7.75                --     $         7.75
         Over $7.76                    120,000             5.18      $        12.46           114,000     $        12.47

The weighted average fair value of options granted under the Successor Company's stock option plans during 2001 and 2000 was $5.54 and $6.65, respectively. The weighted average fair value of options granted under the Predecessor Company's stock option plans during the period from January 1, 1999 through December 15, 1999 was $5.72. These values are based on the Black-Scholes option valuation model. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased to the pro forma amounts presented below for 2001 and 2000, the period from January 1, 1999 to December 15, 1999 (in thousands, except per share amounts):


                                                                                              January 1 to
                                                                2001             2000       December 15, 1999
                                                           ------------     ------------    -----------------
    Net loss:
    As reported........................................   $      (7,868)   $     (28,952)  $        (248,355)
    Pro forma..........................................          (9,612)         (31,823)           (250,863)

    Net loss per common share--assuming dilution:
    As reported........................................    $      (0.77)   $       (2.89)   $         (16.02)
    Pro forma..........................................           (0.94)           (3.17)             (16.18)

         The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 2001, 2000 and the period from January 1, 1999 to December 15, 1999:

                                                                                          January 1 to
                                                         2001            2000           December 15, 1999
                                                     ------------    ------------    --------------------
    Dividend yield..............................            0.0%            0.0%                 0.0%
    Expected volatility factor..................           3.21            1.21                 1.39
    Approximate risk-free interest rate.........            5.0%            5.0%                 6.5%
    Expected life (in years)....................             10              10                    6


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

9.       Employee Benefit and Stock Plans

         The Company sponsors a retirement plan and trust (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all administrative and non-union employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. Additionally, the Company contributed to various union-sponsored, collectively bargained pension plans for certain crew members in the marine transportation and towing segments. The plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts. The expense resulting from Company contributions to the Plan and various union sponsored plans amounted to approximately $2.9 million, $2.0 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         On the Effective Date, all rights and awards granted under the 1996 Stock Purchase Plan, the Key Employee Stock Compensation Plan and the Board of Directors Stock Compensation Plan were canceled. The holders of common stock issuable under these plans received a pro rata share of 125,000 Class A warrants issued by the Successor Company (See Note 11).


10.      Income Taxes

         The United States and foreign components of income (loss) before income taxes and extraordinary item are as follows (in thousands):


                                                                                                           Predecessor
                                                                   Successor Company                         Company
                                              --------------------------------------------------------  -----------------
                                                                                         Period from       Period from
                                                                                       December 16 to     January 1 to
                                                      Year Ended December 31,           December 31,      December 15,
                                              ------------------------------------   -----------------  -----------------
                                                     2001                2000               1999              1999
                                              -----------------   -----------------  -----------------  -----------------
United States............................     $             244   $          (1,502) $            (855) $        (314,447)
Foreign..................................                (2,902)            (22,578)              (710)          (232,555)
                                              -----------------   -----------------  -----------------  -----------------
  Total..................................     $          (2,658)  $         (24,080) $          (1,565) $        (547,002)
                                              =================   =================  =================  =================

         The components of the provision for income tax expense (benefit) are as follows (in thousands):


                                                                                                           Predecessor
                                                                   Successor Company                         Company
                                              --------------------------------------------------------  -----------------
                                                                                         Period from       Period from
                                                                                       December 16 to     January 1 to
                                                      Year Ended December 31,           December 31,      December 15,
                                              ------------------------------------   -----------------  -----------------
                                                     2001                2000               1999              1999
                                              -----------------   -----------------  -----------------  -----------------
Current:
  Federal................................     $              --   $              --  $              --  $          (2,234)
  Foreign................................                 5,210               4,872                 --              2,234
                                              -----------------   -----------------  -----------------  -----------------
     Total current.......................                 5,210               4,872                 --                 --
                                              -----------------   -----------------  -----------------  -----------------

Deferred.................................                    --                  --                 --            (32,004)
                                              -----------------   -----------------  -----------------  -----------------
  Total income tax expense (benefit).....     $           5,210   $           4,872  $              --  $         (32,004)
                                              =================   =================  =================  =================

         A reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                                                              Predecessor
                                                                        Successor Company                        Company
                                                    ------------------------------------------------------  ---------------
                                                                                             Period from       Period from
                                                                                           December 16 to     January 1 to
                                                          Year Ended December 31,           December 31,      December 15,
                                                    ----------------------------------   -----------------  --------------
                                                           2001             2000                1999              1999
                                                    ---------------- -----------------   -----------------  --------------
Income tax expense computed at the
  federal statutory rate.........................             35%             (35)%                (35)%            (35)%
State income taxes, net of Federal benefit.......              1               (1)                  (1)              (1)
Foreign taxes in excess of credits recognized....           (256)              20                   --               --
Reduction of tax attributes......................             --               --                   --               20
Change in valuation allowance....................            328               35                   36                8
Permanent, non deductible items..................              4                1                   --                2
                                                    ------------     ------------        -------------      ------------
                                                             112%              20%                   0%              (6)%
                                                    ============     ============        =============      ============


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                        Year Ended December 31,
                                                            2001       2000
                                                      -----------  ----------

       Deferred income tax assets:
         Allowances for doubtful accounts...........  $       828  $     2,347
         Goodwill...................................       17,882       19,560
         Accrued compensation.......................          733           --
         Foreign tax credit carryforwards...........       16,548       11,338
         Net operating loss carryforwards...........       60,046       53,068
         Other......................................        1,351        2,939
                                                      -----------  -----------
            Total deferred income tax assets........       97,388       89,252
            Less: valuation allowance...............      (63,800)     (57,396)
                                                      -----------  ------------
            Net deferred income tax assets..........       33,588       31,856

       Deferred income tax liabilities:
         Property differences.......................       28,885       25,445
         Deferred drydocking costs..................        3,768        5,284
         Other......................................          935        1,127
                                                      -----------  -----------
            Total deferred income tax liabilities...       33,588       31,856
                                                      -----------  -----------
            Net deferred income tax assets..........  $        --  $        --
                                                      ===========  ===========

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of approximately $63.8 million and $57.4 million was necessary at December 31, 2001, and 2000, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2001 and 2000. The net change in the total valuation allowance was an increase of approximately $6.4 million and $14.1 million in 2001 and 2000, respectively.

         Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows (in thousands):

Income tax benefit that would be reported in the
               consolidated statement of operations...........       $    6,404
Additional paid-in capital....................................           57,396
                                                                     ----------
     Total....................................................       $   63,800
                                                                     ==========

         At December 31, 2001, the Company has a net operating loss carryforward of approximately $168.0 million, which is available to offset future federal taxable income through 2021. The Company also has foreign tax credit carryforwards, expiring in years 2002 through 2005, of approximately $16.5 million, which are available to reduce future federal income tax liabilities.

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

         The Company has a tax basis in its assets in excess of its basis for financial reporting purposes that will generate tax deductions in future periods. As a result of a "change in ownership" under the Internal Revenue Code
Section 382, the Company's ability to utilize depreciation, amortization and other tax attributes will be limited to approximately $9.5 million per year through 2004. This limitation is applied to all net built-in losses, which existed on the "change of ownership" date (the Effective Date), including all items giving rise to a deferred tax asset.

11.      Stockholders' Equity

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

         Pursuant to the articles of incorporation of the Successor Company, there are 20 million shares of common stock authorized for issuance, of which 10 million were granted at the Effective Date in exchange for Predecessor Company liabilities, as discussed in Note 3.

         At the Effective Date, holders of the Predecessor Company's Preferred Securities received 200,000 shares of Successor Company common stock and 125,000 Class A warrants. The warrants have a four-year term and an exercise price of $38.49 per share. There was no Class A warrant exercises during 2001 and 2000. The remaining weighted average contractual life is 2 years at December 31, 2001.

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

         Also in connection with the issuance of the Senior Notes, the Successor Company issued an additional 187,668 Noteholder Warrants to an investment advisor. They have a six and one-half year term and an exercise price of $0.01 per warrant. As determined by the Company's management, the fair value of these warrants was estimated to be approximately $3.5 million and was recorded as deferred financing costs. During the years ended December 31, 2001 and 2000, 314,000 and 89,000 Noteholder Warrants were exercised, respectively. The amount of outstanding Noteholder Warrants amounted to approximately 322,000 at December 31, 2001. The weighted average contractual life is 4.5 years at December 31, 2001.

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

         At December 31, 2001, 1,547,000 shares of Common Stock were reserved for issuance under the Successor Company's Amended and Restated Equity Ownership Plan, the Stock Option Plan for Directors and outstanding warrants.

         In December 2001, the Company granted 75,000 shares of restricted common stock to an officer. One-third of the shares vested on the grant date. The remaining two-thirds of the shares will vest evenly over the next two years. Compensation expense for this award amounted to $99,000 and was recorded in salaries and benefits in 2001. The unvested portion of the award is recorded in unearned compensation in the accompanying consolidated balance sheets.

         During 2000, the Company granted 28,200 shares of restricted common stock to certain key employees. Compensation expense for this award was recorded in salaries and benefits for approximately $174,000.

12.      Net Loss Per Share

         The following table sets forth the computation of basic and diluted net loss per share before extraordinary items (in thousands, except per share amounts):

                                                                                                          Predecessor
                                                                  Successor Company                         Company
                                                -----------------------------------------------------  ----------------
                                                                                        Period from       Period from
                                                                                       December 16 to    January 1 to
                                                      Year Ended December 31,          December 31,      December 15,
                                                ---------------------------------    ---------------   ----------------
                                                       2001               2000              1999             1999
                                                ----------------   ----------------  ----------------  ----------------
Numerator:
Numerator for basic and diluted loss
  per share--net loss before
  extraordinary item available
  to common shareholders.....................   $         (7,868)  $        (28,952) $         (1,565) $       (514,998)
                                                =================  ================= ================= ================
Denominator:
Denominator for basic and diluted
  loss per share--weighted average
  shares.....................................             10,277             10,034            10,000            15,503
                                                ================   ================  ================  ================

Net loss per common share
  before extraordinary item..................   $          (0.77)   $         (2.89) $         (0.16)  $        (33.22)
                                                ================    ===============  ===============   ===============
Net loss per common share before
  extraordinary item--assuming
  Dilution...................................   $          (0.77)   $         (2.89) $         (0.16)  $        (33.22)
                                                ================    ===============  ===============   ===============

         The weighted average diluted common shares outstanding for fiscal 2001, 2000 and 1999 excludes 822,000, 604,000 and 200,000 stock options, respectively. Additionally, 572,000, 885,000 and 974,000 warrants in 2001, 2000 and 1999, respectively, are excluded from the weighted average diluted common shares outstanding. These common stock equivalents are antidilutive because the Company incurred net losses for 2001, 2000 and 1999.

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

         Marine Transportation Services - Marine transportation services includes oceangoing and inland-waterway vessels used to transport chemicals, fuel and other petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports and inland rivers. Marine transportation services also include work performed in the Company's shipyard facilities at Green Cove Springs, Florida.

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

         Revenue by segment and geographic area consists only of services provided to external customers, as reported in the Statements of Operations. Income from operations by geographic area represents net revenue less applicable costs and expenses related to that revenue. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature. Identifiable assets represent those assets used in the operations of each segment or geographic area, and unallocated assets include corporate assets.

         The following schedule presents information about the Company's operations in these segments (in thousands):

                                                                                                                    Predecessor
                                                                              Successor Company                        Company
                                                        --------------------------------------------------------  ----------------
                                                                                                   Period from       Period from
                                                                                                 December 16 to     January 1 to
                                                               Year Ended December 31,            December 31,      December 15,
                                                        ------------------------------------   -----------------  ----------------
                                                               2001               2000                1999              1999
                                                        -----------------  -----------------   -----------------  ----------------
Revenue
  Offshore energy support............................   $        191,178   $        151,395    $          5,610   $        144,702
  Marine transportation services.....................            122,059            135,982               6,341            142,618
  Towing.............................................             33,493*            33,106*              1,528*            41,431*
                                                        -----------------  -----------------   -----------------  -----------------
     Total...........................................   $        346,730   $        320,483    $         13,479   $        328,751
                                                        ================   ================    ================   ================

Operating expenses
  Offshore energy support............................   $         98,549   $         94,331    $          4,168   $         95,811
  Marine transportation services.....................             76,555*            91,104*              3,134*            96,993*
  Towing.............................................             20,130             19,791                 745             19,949
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $        195,234   $        205,226    $          8,047   $        212,753
                                                        ================   ================    ================   ================

Depreciation, amortization, drydocking
and write-down of assets held for sale
  Offshore energy support............................   $         37,550   $         31,478    $          1,236   $         49,893
  Marine transportation services.....................             19,311             14,417                 623             22,855
  Towing.............................................              2,910              2,919                 150              4,991
  General corporate..................................              1,542              1,457                  60              1,670
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         61,313   $         50,271    $          2,069   $         79,409
                                                        ================   ================    ================   ================

Income (loss) from operations
  Offshore energy support............................   $         39,151   $         10,389    $           (429)  $        (20,686)
  Marine transportation services.....................             20,952             23,893               2,385             15,354
  Towing.............................................              6,169              5,096                 394             11,106
  General corporate..................................            (13,091)           (14,022)               (630)           (17,000)
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         53,181   $         25,356    $          1,720   $        (11,226)
                                                        ================   ================    ================   ================

Net income (loss)
  Offshore energy support............................   $          5,566   $        (30,920)   $           (619)  $       (337,253)
  Marine transportation services.....................               (278)             7,200               1,307            (79,585)
  Towing.............................................                396              2,906                 394            (21,709)
  General corporate..................................            (13,552)            (8,138)             (2,647)           190,192
                                                        ----------------   ----------------    ----------------   ----------------
     Total...........................................   $         (7,868)  $        (28,952)   $         (1,565)  $       (248,355)
                                                        ================   ================    ================   ================


  * Net of elimination of intersegment towing revenue and intersegment marine transportation operating expenses of $2.1 million, $2.6 million, $0.1 million and $2.2 million for the years ended December 31, 2001 and 2000 and the periods for December 16 to December 31, 1999 and January 1 to December 15, 1999, respectively.


                                                                  Consolidated Balance Sheet Information
                                                                            as of December 31,
                                                               ------------------------------------------
                                                                        2001                   2000
                                                               --------------------   -------------------
      Identifiable assets
        Offshore energy support............................    $           326,608    $           334,614
        Marine transportation services.....................                334,272                347,466
        Towing.............................................                 64,931                 68,446
        Unallocated........................................                 18,954                 24,950
                                                               -------------------    -------------------
           Total...........................................    $           744,765    $           775,476
                                                               ===================    ===================

      Vessels and equipment
        Offshore energy support............................    $           281,933    $           284,652
        Marine transportation services.....................                341,087                345,005
        Towing.............................................                 61,317                 61,100
                                                               -------------------    -------------------
           Total...........................................                684,337                690,757
        Construction in progress...........................                    837                    249
        General corporate..................................                  8,154                 12,516
                                                               -------------------    -------------------
        Gross vessels and equipment........................                693,328                703,522
           Less accumulated depreciation...................               (103,957)               (63,626)
                                                               -------------------    --------------------
             Total.........................................    $           589,371    $           639,896
                                                               ===================    ===================

      Capital expenditures and drydocking
        Offshore energy support............................    $            30,959    $            17,596
        Marine transportation services.....................                  6,597                  8,341
        Towing.............................................                    951                  5,530
        Unallocated........................................                    224                     26
                                                               -------------------    -------------------
           Total...........................................    $            38,731    $            31,493
                                                               ===================    ===================

         The Company is engaged in providing marine support and transportation services in the United States and foreign locations. The Company's foreign operations are conducted on a worldwide basis, primarily in West Africa, the Arabian Gulf, Southeast Asia and Mexico, with assets that are highly mobile. These operations are subject to risks inherent in operating in such locations.

         The vessels generating revenue from offshore and marine transportation services move regularly and routinely from one country to another, sometimes in different continents depending on the charter party. Because of this asset mobility, revenue and long-lived assets attributable to the Company's foreign operations in any one country are not material, as defined in SFAS No. 131.

         One customer, CITGO Petroleum, accounted for 11.0% and 12.0% of the Company's total revenue for the years ended December 31, 2001 and 2000. The revenue received from CITGO was approximately $38.0 million and $38.6 million in 2001 and 2000, respectively, which related to the marine transportation services segment. There were no customers from which the Company derived more than 10% of its total revenue for the year ended December 31, 1999.

         The following table presents selected financial information pertaining to the Company's geographic operations for 2001, 2000 and 1999 (in thousands):

                                                                                                                Predecessor
                                                                          Successor Company                       Company
                                                    -------------------------------------------------------  ----------------
                                                                                              Period from       Period from
                                                                                            December 16 to     January 1 to
                                                            Year Ended December 31,          December 31,      December 15,
                                                    ------------------------------------  -----------------  ----------------
                                                           2001               2000               1999              1999
                                                    -----------------  -----------------  -----------------  ----------------
Revenue
  Domestic....................................      $        239,238   $        223,579   $         10,039   $        232,067
  Foreign
     West Africa..............................                69,305             48,268              1,658             45,295
     Middle East..............................                22,450             34,242              1,524             38,811
     Southeast Asia...........................                15,737             14,394                258             12,578
                                                    ----------------   ----------------   ----------------   ----------------
Consolidated revenue..........................      $        346,730   $        320,483   $         13,479   $        328,751
                                                    ================   ================   ================   ================



                                                                  Consolidated Balance Sheet Information
                                                                                as of December 31,
                                                                  -------------------------------------------
                                                                            2001                   2000
                                                                  --------------------   -------------------
         Identifiable assets
           Domestic..........................................     $           551,915    $           566,862
           Foreign
              West Africa....................................                 117,725                102,926
              Middle East....................................                  40,955                 50,728
              Southeast Asia.................................                  15,216                 30,009
           Other.............................................                  18,954                 24,951
                                                                  -------------------    -------------------
              Total..........................................     $           744,765    $           775,476
                                                                  ===================    ===================

         Vessels and equipment
           Domestic..........................................     $           545,613    $           544,631
           Foreign
              West Africa....................................                  94,285                 85,942
              Middle East....................................                  27,887                 34,903
              Southeast Asia.................................                  16,771                 25,530
                                                                  -------------------    -------------------
                                                                              684,556                691,006
           General corporate.................................                   8,772                 12,516
                                                                  -------------------    -------------------
                                                                              693,328                703,522
           Less: accumulated depreciation....................                (103,957)               (63,626)
                                                                  -------------------    --------------------
              Total..........................................     $           589,371    $           639,896
                                                                  ===================    ===================

14.      Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities. The carrying amounts reported in the balance sheet approximate fair value due to the short-term nature of such instruments.

         Senior Notes, Term Loan, and Title XI. The Senior Notes, Term Loan and Title XI obligations provide for interest and principal payments at various rates and dates as discussed in Note 4. The Company estimates the fair value of such obligations using a discounted cash flow analysis at estimated market rates. The following table presents the carrying value and fair value of the financial instruments at December 31, 2001 and 2000 (in millions):


                                                                            December 31,
                                         ---------------------------------------------------------------------------------
                                                           2001                                       2000
                                        -----------------------------------------  ---------------------------------------
                Issue                    Carrying Value           Fair Value        Carrying Value           Fair Value
-----------------------------------     -------------------  -------------------   -------------------  ------------------
Senior notes.......................     $             81.6   $             97.0    $             79.1   $             99.9
Term loans.........................                  155.0                155.0                 168.9                168.9
Title XI...........................                  241.6                246.5                 249.9                262.8


         Revolving Line of Credit. Amounts outstanding under the revolving line of credit provide for interest at variable rates that are periodically adjusted to reflect changes in overall market rates and therefore approximate fair value.

         Notes Payable and Capital Lease Obligations. The carrying amounts reported in the balance sheet approximate fair value determined using a discounted cash flow analysis at estimated market rates.

15.      Extraordinary Items

         In 1999, the Predecessor Company was relieved of approximately $421.6 million of outstanding debt and related accrued interest in exchange for approximately $155.0 million in equity interests in the Successor Company in connection with the Plan. As a result, the Predecessor Company recorded a gain on the early extinguishment of debt of approximately $266.6 million.

16.      Acquisition of Minority Interest

         On January 15, 2001, the Company acquired the remaining 24.25% interest in its five double-hull petroleum and chemical tankers. The purchase price was approximately $11.0 million, of which $523,544 was paid in cash and the remaining balance was paid by a promissory note in the principal amount of $10.5 million. The note is guaranteed by certain securities of certain subsidiaries of the Company. The note accrues interest at 8.5% per annum and is paid quarterly. Principal and interest is due in quarterly payments through January 2006. This transaction resulted in the elimination of minority interest and an increase to vessels and equipment of $3.1 million, representing the fair value of assets acquired over the carrying value of the minority interest. The increase in vessels and equipment is being depreciated over the remaining useful lives of the tankers.

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

             Condensed Consolidating Statement of Operations
                               (in thousands)

                                                                     Year Ended December 31, 2001
                                     -------------------------------------------------------------------------------------------
                                                       Domestic        Foreign          Non-                        Condensed
                                                       Guarantor      Guarantor       Guarantor                   Consolidated
                                         Parent      Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
                                     -------------  -------------  -------------   -------------  -------------  -------------
Revenue  ........................... $       9,198  $     175,244  $     107,493   $      59,921  $      (5,126) $     346,730

Operating expenses..................         1,032        110,738         58,181          30,142         (4,859)       195,234
Overhead expenses...................        12,486         11,490         11,526           1,791           (291)        37,002
Depreciation, amortization,
 drydocking and
 other .............................         6,890         20,539         22,621          11,263             --         61,313
                                     -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations.......       (11,210)        32,477         15,165          16,725             24         53,181

Other income (expense), net.........         3,342         22,123        (18,195)        (19,947)       (43,162)       (55,839)
                                     -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income before income taxes...        (7,868)        54,600         (3,030)         (3,222)       (43,138)        (2,658)
Provision for income taxes..........            --             --          5,210              --             --          5,210
                                     -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income................... $      (7,868) $      54,600  $      (8,240)  $      (3,222) $     (43,138) $      (7,868)
                                     =============  =============  =============   =============  =============  =============


              Condensed Consolidating Statement of Cash Flows
                            (in thousands)


                                                                           Year Ended December 31, 2001
                                               -------------------------------------------------------------------------------------
                                                             Domestic        Foreign        Non-                         Condensed
                                                             Guarantor      Guarantor     Guarantor                    Consolidated
                                                 Parent    Subsidiaries  Subsidiaries   Subsidiaries    Eliminations       Total
                                               ---------   ----------    ------------  ------------   ------------    -------------
Net cash provided by operating activities....  $  21,759   $   19,821    $     12,357  $      4,961   $      7,942    $      66,840

Investing activities:
 Purchases of vessels and equipment..........       (278)      (4,942)         (3,198)         (864)            --           (9,282)
 Expenditures for drydocking.................     (4,299)      (8,638)        (15,171)       (1,341)            --          (29,449)
 Redemption of restricted investments........         --           --              --         2,542             --            2,542
 Proceeds from disposals of vessels
   and equipment.............................         --        1,738           4,837            --             --            6,575
 Purchases of restricted investments.........         --           --              --        (1,677)            --           (1,677)
 Purchase of minority interest...............      8,354           --              --          (936)        (7,942)            (524)
                                               ---------   ----------    ------------  ------------   ------------    -------------
  Net cash provided by (used in)
    investing activities.....................      3,777      (11,842)        (13,532)       (2,276)        (7,942)         (31,815)
Financing activities:
Repayments of revolving credit
  facility, net..............................     (5,250)          --              --            --             --           (5,250)
Repayment of long-term borrowings............    (18,189)      (1,315)             --            --             --          (19,504)
Repayment of Title XI bonds..................     (3,583)        (646)             --        (4,083)            --           (8,312)
Increase in restricted cash..................        331           --          (1,337)           --             --           (1,006)
Payments of obligations under
  capital leases.............................         --       (3,558)             --            --             --           (3,558)
Proceeds from exercise of warrants...........          3           --              --            --             --                3
                                               ---------   ----------    ------------  ------------   ------------    -------------
  Net cash used in financing activities......    (26,688)      (5,519)         (1,337)       (4,083)            --          (37,627)
                                               ---------   ----------    ------------  ------------   ------------    -------------
Change in cash and cash equivalents..........     (1,152)       2,460          (2,512)       (1,398)            --           (2,602)
Cash and cash equivalents at
  beginning of year..........................      1,402       (2,190)          6,400         8,621             --           14,233
                                               ---------   ----------    ------------  ------------   ------------    -------------
Cash and cash equivalents at end of year.....  $     250   $      270    $      3,888  $      7,223   $         --    $      11,631
                                               =========   ==========    ============  ============   ============    =============

            Condensed Consolidating Statement of Operations
                            (in thousands)

                                                                     Year Ended December 31, 2000
                                     -------------------------------------------------------------------------------------------
                                                       Domestic        Foreign          Non-                       Condensed
                                                       Guarantor      Guarantor       Guarantor                  Consolidated
                                          Parent     Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
                                     -------------  -------------  -------------   -------------  -------------  -------------
Revenue  ..........................  $      13,834  $     156,395  $      96,904   $      59,337  $      (5,987) $     320,483

Operating expenses.................          3,948        111,801         61,557          33,650         (5,730)       205,226
Overhead expenses..................         14,120         12,387         11,472           1,932           (281)        39,630
Depreciation, amortization
  and drydocking...................          3,667         16,002         19,817          10,785             --         50,271
                                     -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations......         (7,901)        16,205          4,058          12,970             24         25,356

Other (expense) income, net........        (16,179)       (19,903)       (31,507)        (24,475)        42,628        (49,436)
                                     -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income before income taxes..        (24,080)        (3,698)       (27,449)        (11,505)        42,652        (24,080)
Provision for income taxes.........          4,872             --             --              --             --          4,872
                                     -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income..................  $     (28,952) $      (3,698) $     (27,449)  $     (11,505) $      42,652  $     (28,952)
                                     =============  =============  ============= = =============  =============  =============


          Condensed Consolidating Statement of Cash Flows
                        (in thousands)

                                                                        Year Ended December 31, 2000
                                            --------------------------------------------------------------------------------------
                                                          Domestic        Foreign        Non-                         Condensed
                                                          Guarantor      Guarantor     Guarantor                    Consolidated
                                               Parent   Subsidiaries  Subsidiaries   Subsidiaries   Eliminations       Total
                                            ---------   ----------    ------------  ------------   ------------    -------------
Net cash provided by (used in)
  operating activities..................... $  46,864   $   18,743    $    (55,367) $     16,036   $         --    $      26,276

Investing activities:
 Purchases of vessels and equipment........   (29,323)     (34,559)         54,174        (2,339)            --          (12,047)
 Expenditures for drydocking...............    (2,251)      (6,110)         (4,788)       (1,217)            --          (14,366)
 Redemption of restricted investments......        --           --              --         2,931             --            2,931
 Proceeds from disposals of assets.........        --       21,146           4,564            --             --           25,710
                                            ---------   ----------    ------------  ------------   ------------    -------------
  Net cash (used in) provided
    by investing activities................   (31,574)     (19,523)         53,950          (625)            --            2,228

Financing activities:
Repayments of short-term borrowings........    14,250           --              --            --             --           14,250
Repayment of long-term borrowings..........   (32,390)          --              --        (1,000)            --          (33,390)
Repayment of Title XI bonds................        --           --              --        (9,282)            --           (9,282)
Payments of financing costs................        --         (596)             --            --             --             (596)
Proceeds from sale/leaseback of vessels....        --           --              --            --             --               --
Payments of obligations under capital lease      (579)      (3,721)             --            --             --           (4,300)
Proceeds from issuance of common stock.....         1           --              --            --             --                1
                                            ---------   ----------    ------------  ------------   ------------    -------------
  Net cash used in financing activities....   (18,718)      (4,317)             --       (10,282)            --          (33,317)
                                            ---------   ----------    ------------  ------------   ------------    -------------
Change in cash and cash equivalents........    (3,428)      (5,097)         (1,417)        5,129             --           (4,813)
Cash and cash equivalents at
  beginning of year........................     4,830        2,907           7,817         3,492             --           19,046
                                            ---------   ----------    ------------  ------------   ------------    -------------
Cash and cash equivalents at end
  of year.................................. $   1,402   $   (2,190)   $      6,400  $      8,621   $         --    $      14,233
                                            =========   ==========    ============  ============   ============    =============

           Condensed Consolidating Statement of Operations
                           (in thousands)

                                                    For the Period from December 16, 1999 to December 31, 1999
                                   -------------------------------------------------------------------------------------------
                                                     Domestic        Foreign          Non-                       Condensed
                                                     Guarantor      Guarantor       Guarantor                  Consolidated
                                       Parent      Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
                                   -------------  -------------  -------------   -------------  -------------  -------------
Revenue  ......................... $         871  $       6,657  $       3,439   $       2,700  $        (188) $      13,479

Operating expenses................           138          4,879          2,717             490           (177)         8,047
Overhead expenses.................           625            396            440             194            (12)         1,643
Depreciation, amortization
   and drydocking.................           222            663            782             402             --          2,069
                                   -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) from operations.....          (114)           719           (500)          1,614              1          1,720

Other expense, net................        (1,451)         2,735         (1,277)            (90)        (3,202)        (3,285)
                                   -------------  -------------  -------------   -------------  -------------  -------------
Net income (loss)................. $      (1,565) $       3,454  $      (1,777)  $       1,524  $      (3,201) $      (1,565)
                                   =============  =============  =============   =============  =============  =============





           Condensed Consolidating Statement of Cash Flows
                            (in thousands)

                                                      For the Period from December 16, 1999 to December 31, 1999
                                       ------------------------------------------------------------------------------------------
                                                         Domestic        Foreign         Non-                         Condensed
                                                         Guarantor      Guarantor      Guarantor                    Consolidated
                                           Parent      Subsidiaries   Subsidiaries   Subsidiaries   Eliminations        Total
                                       ------------   ------------   ------------   ------------    ------------   -------------
Net cash provided by
 (used in) operating activities....... $     21,151   $       (538)  $      1,971   $      1,084    $    (21,107)  $       2,561

Investing activities:
Purchases of vessels and equipment....           --             42           (500)          (139)             --            (597)
Acquisitions of businesses............       (1,000)            --             --             --              --          (1,000)
Expenditures for drydocking...........           65           (833)          (656)            --              --          (1,424)
                                       ------------   ------------   ------------   ------------    ------------   -------------
 Net cash used in investing
   activities.........................         (935)          (791)        (1,156)          (139)             --          (3,021)

Financing activities:
Proceeds from long-term borrowings....           --            (80)            --             --              --             (80)
Repayment of Title XI bonds...........       (1,252)            --             --             --              --          (1,252)
Payments of obligations under
  capital leases......................          (36)          (123)            --             --              --            (159)
Capital contribution (to)
 from consolidated affiliates.........      (21,707)           279             --            321          21,107              --
                                       ------------   ------------   ------------   ------------    ------------   -------------
  Net cash (used in) provided
    by financing activities...........      (22,995)            76             --            321          21,107          (1,491)
                                       ------------   ------------   ------------   ------------    ------------   -------------
Change in cash and cash equivalents...       (2,779)        (1,253)           815          1,266              --          (1,951)
Cash and cash equivalents
 at beginning of period...............        7,609          4,160          7,002          2,226              --          20,997
                                       ------------   ------------   ------------   ------------    ------------   -------------
Cash and cash equivalents at
 end of period........................ $      4,830   $      2,907   $      7,817   $      3,492    $         --   $      19,046
                                       ============   ============   ============   ============    ============   =============

                Condensed Consolidating Statement of Operations
                               (in thousands)

                                                      For the Period from January 1, 1999 to December 15, 1999
                                    -------------------------------------------------------------------------------------------
                                                      Domestic        Foreign          Non-                       Condensed
                                                      Guarantor      Guarantor       Guarantor                  Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Subsidiaries   Eliminations      Total
                                    -------------  -------------  -------------   -------------  -------------  -------------
Revenue  .......................... $      18,046  $     170,652  $      96,684   $      51,115  $      (7,746) $     328,751

Operating expenses.................          (430)       131,645         65,204          23,782         (7,448)       212,753
Overhead expenses..................        16,843         13,210         11,480           6,499           (217)        47,815
Depreciation, amortization
  and drydocking...................        12,104         23,945         33,848           9,524            (12)        79,409
                                    -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) from operations......       (10,471)         1,852        (13,848)         11,310            (69)       (11,226)

Other expense, net.................      (445,072)      (331,884)       (36,271)        (17,963)       728,687       (102,503)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Income (loss) before
  reorganization items,
  income taxes.....................      (455,543)      (330,032)       (50,119)         (6,653)       728,618       (113,729)

Reorganization items:
  Professional fees................        (8,535)            --             --              --             --         (8,535)
  Write down of goodwill and
    property.......................       (79,868)      (123,900)      (209,099)         (2,730)        (4,401)      (419,998)
  Other, net.......................        (4,154)          (586)            --              --             --         (4,740)
                                    -------------  -------------  -------------   -------------  -------------  -------------
     Total reorganization items....       (92,557)      (124,486)      (209,099)         (2,730)        (4,401)      (433,273)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Loss before income taxes and
  extraordinary item...............      (548,100)      (454,518)      (259,218)         (9,383)       724,217       (547,002)
Provision for income taxes.........       (32,004)            --             --              --             --        (32,004)
                                    -------------  -------------  -------------   -------------  -------------  -------------
Loss before extraordinary item.....      (516,096)      (454,518)      (259,218)         (9,383)       724,217       (514,998)
Gain (loss) on early
  extinguishment of debt,
  net of applicable income taxes...       267,741         (1,098)            --              --             --        266,643
                                    -------------  -------------  -------------   -------------  -------------  -------------
Net loss........................... $    (248,355) $    (455,616) $    (259,218)  $      (9,383) $     724,217  $    (248,355)
                                    =============  =============  =============   =============  =============  =============

              Condensed Consolidating Statement of Cash Flows
                           (in thousands)

                                                          For the Period from January 1, 1999 to December 15, 1999
                                          ------------------------------------------------------------------------------------------
                                                            Domestic        Foreign         Non-                         Condensed
                                                            Guarantor      Guarantor      Guarantor                   Consolidated
                                            Parent        Subsidiaries   Subsidiaries   Subsidiaries    Eliminations       Total
                                          ------------   ------------   ------------   ------------    ------------   -------------
Net cash provided by
 (used in) operating activities.......... $    193,780   $    (47,750)  $     21,953   $     (2,925)   $   (150,131)  $      14,927

Investing activities:
Purchases of vessels and equipment.......      (13,043)           171        (27,755)       (13,672)         (2,845)        (57,144)
Expenditures for drydocking..............       (1,481)        (2,054)        (1,305)          (220)             --          (5,060)
Payments on vessels under construction...           --         (5,102)            --             --              --          (5,102)
Purchases of restricted investments......           --             --             --        (45,790)             --         (45,790)
Redemption of restricted investments.....           --             --             --         65,382              --          65,382
Proceeds from disposal of assets.........       15,045          8,700          9,107             --              --          32,852
                                          ------------   ------------   ------------   ------------    ------------   -------------
 Net cash provided by
  (used in) investing activities.........          521          1,715        (19,953)         5,700          (2,845)        (14,862)

Financing activities:
Proceeds from DIP credit facility........       26,690             --             --             --              --          26,690
Proceeds from long-term borrowings.......      231,008         14,200             --             --              --         245,208
Repayment of long-term borrowings........     (287,299)          (906)            --             --              --        (288,205)
Proceeds from issuance of
 Senior Notes and warrants...............       85,500             --             --             --              --          85,500
Proceeds from issuance of
 Title XI bonds..........................           --             --             --          5,428              --           5,428
Repayment of Title XI bonds..............       (3,670)          (539)            --         (2,434)             --          (6,643)
Escrow of restricted cash................      (15,027)          (190)            --             --              --         (15,217)
Payments of financing costs..............      (12,186)            --             --           (492)             --         (12,678)
Payments of obligations under
 capital leases..........................         (563)        (2,257)            --             --              --          (2,820)
Proceeds from issuance of common stock...          253             --             --             --              --             253
Repayment of DIP credit facility.........      (26,690)            --             --             --              --         (26,690)
Capital contribution (to)
 from consolidated affiliates............     (186,109)        37,788             --         (4,655)        152,976              --
                                          ------------   ------------   ------------   ------------    ------------   -------------
  Net cash provided by (used in)
    financing activities.................     (188,093)        48,096             --         (2,153)        152,976          10,826
                                          ------------   ------------   ------------   ------------    ------------   -------------
Change in cash and cash equivalents......        6,208          2,061          2,000            622              --          10,891
Cash and cash equivalents
 at beginning of period..................        1,401          2,099          5,002          1,604              --          10,106
                                          ------------   ------------   ------------   ------------    ------------   -------------
Cash and cash equivalents at
  end of period.......................... $      7,609   $      4,160   $      7,002   $      2,226    $         --   $      20,997
                                          ============   ============   ============   ============    ============   =============

                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                         As of December 31, 2001
                                       -------------------------------------------------------------------------------------------
                                                         Domestic        Foreign          Non-                       Condensed
                                                         Guarantor      Guarantor       Guarantor                  Consolidated
                                          Parent       Subsidiaries   Subsidiaries    Subsidiaries  Eliminations       Total
                                       -------------  -------------  -------------   -------------  -------------  -------------
Assets
Current assets:
  Cash and cash equivalents..........  $         250  $         270  $       3,888   $       7,223  $          --  $      11,631
  Restricted cash....................             --             --          1,337              --             --          1,337
  Accounts receivable:
     Trade, net......................          1,088         20,186         27,098           2,420           (704)        50,088
     Insurance claims and other......          2,896          5,849          7,149             388             --         16,282
  Marine operating supplies..........           (795)         3,072          3,624           4,148             --         10,049
  Prepaid expenses...................            864            844            988             288             --          2,984
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current assets............          4,303         30,221         44,084          14,467           (704)        92,371
Vessels and equipment, net...........         45,388        166,678        109,451         267,854             --        589,371
Deferred costs, net..................         16,107         10,063         14,187           8,542             --         48,899
Restricted investments...............             --             --             --              --             --             --
Due (to) from affiliates.............       (170,000)        80,479        123,866         (30,867)        (3,478)            --
Investments in affiliates............        522,764        366,174             --          35,547       (924,485)            --
Other................................            289          7,661          6,174              --             --         14,124
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total assets.......................  $     418,851  $     661,276  $     297,762   $     295,543  $    (928,667) $     744,765
                                       =============  =============  =============   =============  =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...................  $       5,892  $       2,353  $       9,102   $         824  $          --  $      18,171
  Current maturities of long-
    term debt........................         32,056          1,941             --           4,370             --         38,367
  Current obligations under
    capital leases...................             --          2,972             --              --             --          2,972
  Accrued interest...................            340            420             --             695             --          1,455
  Accrued liabilities and other......          6,651          5,442         23,110           2,084           (704)        36,583
                                       -------------  -------------  -------------   -------------  -------------  -------------
     Total current liabilities.......         44,939         13,128         32,212           7,973           (704)        97,548

Long-term debt.......................        160,887         23,391             --         215,696             --        399,974
Obligations under capital leases.....             --         31,768             --              --             --         31,768
Senior notes.........................         81,635             --             --              --             --         81,635
Other liabilities....................          2,610            753            807              48             --          4,218
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities..................        290,071         69,040         33,019         223,717           (704)       615,143

Commitment and contingencies

Minority interest....................             --             --             --              --            842            842

Total stockholders' equity (deficit).        128,780        592,236        264,743          71,826       (928,805)       128,780
                                       -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities and
    stockholders' equity (deficit)...  $     418,851  $     661,276  $     297,762   $     295,543  $    (928,667) $     744,765
                                       =============  =============  =============   =============  =============  =============

                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                           As of December 31, 2000
                                         -------------------------------------------------------------------------------------------
                                                           Domestic        Foreign          Non-                       Condensed
                                                           Guarantor      Guarantor       Guarantor                  Consolidated
                                           Parent        Subsidiaries   Subsidiaries    Subsidiaries  Eliminations      Total
                                         -------------  -------------  -------------   -------------  -------------  -------------
Assets
Current assets:
  Cash and cash equivalents............. $       1,402  $      (2,190) $       6,400   $       8,621  $          --  $      14,233
  Restricted cash.......................           331             --             --              --             --            331
  Accounts receivable:
     Trade, net.........................         1,607         24,011         24,298           4,314           (704)        53,526
     Insurance claims and other.........         1,029          3,060          7,114             313             --         11,516
  Marine operating supplies.............          (695)         2,466          3,503           4,364             --          9,638
  Prepaid expenses......................           568            920          1,250             317             --          3,055
                                         -------------  -------------  -------------   -------------  -------------  -------------
     Total current assets...............         4,242         28,267         42,565          17,929           (704)        92,299
Vessels and equipment, net..............        47,349        186,174        129,725         276,648             --        639,896
Deferred costs, net.....................        17,268          7,926          4,427           8,538             --         38,159
Restricted investments..................            --             --             --             865             --            865
Due (to) from affiliates................      (141,953)        63,892        117,521         (35,980)        (3,480)            --
Investments in affiliates...............       508,955        327,308             --          37,105       (873,368)            --
Other...................................           397             99          3,756               5             --          4,257
                                         -------------  -------------  -------------   -------------  -------------  -------------
  Total assets.......................... $     436,258  $     613,666  $     297,994   $     305,110  $    (877,552) $     775,476
                                         =============  =============  =============   =============  =============  =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...................... $         976  $       4,847  $       6,538   $         545  $          --  $      12,906
  Current maturities of long-term debt..        27,226          1,960             --           4,084             --         33,270
  Current obligations under capital
    leases..............................            --          3,580             --              --             --          3,580
  Accrued interest......................           454            492             --             731             --          1,677
  Accrued liabilities and other.........         7,552          4,676         17,719           4,597           (704)        33,840
                                         -------------  -------------  -------------   -------------  -------------  -------------
     Total current liabilities..........        36,208         15,555         24,257           9,957           (704)        85,273

Long-term debt..........................       181,451         25,333             --         220,065             --        426,849
Obligations under capital leases........            --         34,718             --              --             --         34,718
Senior notes............................        79,108             --             --              --             --         79,108
Other liabilities.......................         2,944            424            785              42             --          4,195
                                         -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities.....................       299,711         76,030         25,042         230,064           (704)       630,143

Commitment and contingencies

Minority interest.......................            --             --             --              --          8,819          8,819

Total stockholders' equity (deficit)....       136,547        537,636        272,952          75,046       (885,667)       136,514
                                         -------------  -------------  -------------   -------------  -------------  -------------
  Total liabilities and
    stockholders' equity (deficit)...... $     436,258  $     613,666  $     297,994   $     305,110  $    (877,552) $     775,476
                                         =============  =============  =============   =============  =============  =============

18.      Liquidity

         At December 31, 2001, the Company had a working capital deficit of approximately $5.2 million as day rates and utilization during the last four months of 2001 sharply declined for offshore vessels working in the Gulf of Mexico. The slowdown in the domestic market was offset in part by continued strength in the Company's international offshore operations, where rising day rates throughout the year contributed to increased revenue in West Africa and Southeast Asia. This increased revenue was driven by higher exploration and production spending as major oil companies moved ahead with oil exploration and development programs outside the U.S. Nonetheless, during the second half of 2001, there was a noticeable softening in both energy demand and the prices paid for oil and natural gas. Management believes that the softening trend is unlikely to affect international exploration and development outlays in key areas where the Company operates as most of the activity there is controlled by the international oil companies, whose strategy reflects a longer-term time horizon. Since the September 11 attacks and subsequent war on terrorism, the U.S. economy has been subject to further downward pressure and, as we enter 2002, the timing of a recovery in the domestic offshore segment is less certain. We therefore do not expect earnings in 2002 from the offshore segment to match those of 2001. Nevertheless, consistent with industry forecasts regarding exploration and production spending, the Company believes that the energy fundamentals that drive the offshore industry will lead to a recovery in the U.S. offshore market during the second half of 2002 and that the more important international offshore markets will remain strong throughout the year. However, there can be no assurance this will occur. The Company also expects to benefit from higher earnings in its tanker business as a result of higher time charter and bareboat charter rates that take effect in 2002.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $109.4 million. The Company expects that cash flow from operations will continue to make significant contributions toward working capital and its capital requirements. The Company also expects to complete the sale of certain non-strategic assets in 2002 of which $5 million in proceeds could be used for working capital purposes. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving line of credit will be sufficient to meet its capital requirements.

         Management is currently implementing certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) repositioning certain vessels to take advantage of higher day rates, (2) lay-up or selling unprofitable vessels , (3) changing tanker contracts from spot trading to time charters, and (4) eliminating non-essential operating and overhead expenses. As a result of the expanding market in West Africa and softening in the Gulf of Mexico, the Company has mobilized two of its Gulf of Mexico supply boats for redeployment to West Africa during the first quarter of 2002. At the end of December 2001, low-rate voyage charters for three of the Company's tankers expired and were replaced by two higher-rate time charters and a ten-year bareboat charter. Additionally, on March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans. The Company continues to evaluate financing alternatives, including a possible equity infusion or other strategic transaction to reduce debt levels and support future growth opportunities.

         In December 2001, management decided to sell the fixed assets of Sun State. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash.


         While management believes that the initiatives are sound and attainable, the possibility exists that unforeseen events or business conditions, including deterioration in its markets could prevent the Company from meeting targeted operating result and meeting its financial covenants.

         If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

19.      Selected Quarterly Financial Information (unaudited)

         The following information is presented as supplementary financial information for 2001 and 2000 (in thousands, except per share information):

                                                  First             Second              Third           Fourth
      Year Ended December 31, 2001               Quarter            Quarter            Quarter          Quarter
      ----------------------------           ---------------    ---------------    ---------------  --------------
Revenue..................................    $      81,420      $      91,424      $      89,720    $      84,166
Income from operations(a)................            8,409             18,903             18,565            7,304
Net (loss) income(b).....................           (7,233)             2,750              2,907           (6,292)
Net (loss) earnings per
  common share--basic(c).................    $       (0.71)     $        0.27      $        0.28    $       (0.60)
Net (loss) earnings per common
share--assuming dilution(c)..............    $       (0.71)     $        0.27      $        0.28    $       (0.60)

                                                  First             Second              Third           Fourth
      Year Ended December 31, 2000               Quarter            Quarter            Quarter          Quarter
      ----------------------------           ---------------    ---------------    ---------------  --------------

Revenue..................................    $      78,607      $      80,211      $      81,623    $      80,042
Income from operations...................            2,013              5,976              9,307            8,060
Net loss(1)(2)(3)........................          (12,909)            (3,251)            (3,142)          (9,650)
Net loss per common share--basic(c)......    $       (1.29)     $       (0.33)     $       (0.31)   $       (0.96)
Net loss per common share--assuming
dilution(c)..............................    $       (1.29)     $       (0.33)     $       (0.31)   $       (0.96)


(a) Includes $1.4 million writedown on the value of a shipyard's assets held for sale in the fourth quarter of 2001.
(b) Includes gains (losses) on the disposal of assets of $0.3 million, $(0.1) million, $(0.2) million and $(0.1) million in the first, second, third and fourth quarters of 2001.
(c) The sum of the four quarters' (loss) earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.

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