Form 10-Q
period 2002-03-31
SEABULK INTERNATIONAL INC
filed 2002-05-15
CIK 922341

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

THERE WERE 10,566,755 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT MAY 1, 2002.

SEABULK INTERNATIONAL, INC.

INDEX

                                                                                                              PAGE
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)..................................................2

              Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.......................2

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2002 and 2001.............................................................................3

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 and 2001.............................................................................4

              Notes to Condensed Consolidated Financial Statements................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................16

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................28

Item 2. Changes in Securities ...................................................................................28

Item 3.  Default Upon Senior Securities..........................................................................28

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................28

Item 5.  Other Information.......................................................................................28

Item 6.  Exhibits and Reports on Form 8-K........................................................................28

Signature........................................................................................................28



As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2002             2001
                                                                                   ---------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents...................................................     $     24,059     $     11,631
   Restricted cash.............................................................            1,337            1,337
   Trade accounts receivable, net of allowance for doubtful accounts of
    $5,215 and $5,919 in 2002 and 2001, respectively..........................            49,070           50,088
   Other receivables.........................................................             11,113           16,282
   Marine operating supplies...................................................            8,207           10,049
   Prepaid expenses and other..................................................            2,174            2,984
                                                                                    ------------     ------------
     Total current assets......................................................           95,960           92,371

Vessels and equipment, net.....................................................          580,664          589,371
Deferred costs, net............................................................           49,122           48,899
Other..........................................................................            6,665           14,124
                                                                                    ------------     ------------
     Total assets..............................................................     $    732,411     $    744,765
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................     $     12,321     $     18,171
   Current maturities of long-term debt........................................           30,849           38,367
   Current obligations under capital leases....................................            2,883            2,972
   Accrued interest............................................................            8,700            1,455
   Accrued liabilities and other...............................................           39,546           36,583
                                                                                    ------------     ------------
     Total current liabilities.................................................           94,299           97,548

Long-term debt.................................................................          392,928          399,974
Obligations under capital leases...............................................           31,034           31,768
Senior notes...................................................................           82,310           81,635
Other liabilities..............................................................            4,412            4,218
                                                                                    ------------     ------------
     Total liabilities.........................................................          604,983          615,143

Contingencies (Note 8)

Minority interest..............................................................              743              842

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and outstanding.              --               --
   Common stock--$.01 par value, authorized 20,000 shares; 10,506 shares
     issued and outstanding in 2002 and 2001...................................              105              105
   Additional paid-in capital..................................................          167,259          167,259
   Accumulated other comprehensive loss........................................               --               (1)
   Unearned compensation.......................................................             (173)            (198)
   Accumulated deficit.........................................................          (40,506)         (38,385)
                                                                                    ------------     ------------
     Total stockholders' equity................................................          126,685          128,780
                                                                                    ------------     ------------
       Total liabilities and stockholders' equity..............................     $    732,411     $    744,765
                                                                                    ============     ============

SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   ------------------------------
                                                                                         2002             2001
                                                                                   ---------------  -------------
Revenue........................................................................    $      83,199    $      81,420
Operating expenses:
   Crew payroll and benefits...................................................           22,776           23,930
   Charter hire................................................................            1,797            1,491
   Repairs and maintenance.....................................................            6,764            6,375
   Insurance...................................................................            2,669            2,900
   Fuel and consumables........................................................            7,329            8,965
   Port charges and other......................................................            4,395            5,208
                                                                                   -------------    -------------
     Total operating expenses..................................................           45,730           48,869
Overhead expenses:
   Salaries and benefits.......................................................            5,827            5,652
   Office......................................................................            1,996            1,529
   Professional fees...........................................................              585            1,278
   Other.......................................................................              790            1,760
                                                                                   -------------    -------------
     Total overhead expenses...................................................            9,198           10,219
Depreciation, amortization and drydocking......................................           16,228           13,923
                                                                                   -------------    -------------
Income from operations.........................................................           12,043            8,409
Other (expense) income:
   Interest expense............................................................          (12,713)         (14,616)
   Interest income.............................................................               62               46
   Minority interest in losses of subsidiaries.................................               99              208
   (Loss) gain on disposal of assets...........................................              (38)             250
   Other.......................................................................               93             (116)
                                                                                   -------------    -------------
     Total other expense, net..................................................          (12,497)         (14,228)
                                                                                   -------------    -------------
Loss before provision for income taxes.........................................             (454)          (5,819)
Provision for income taxes.....................................................            1,667            1,414
                                                                                   -------------    -------------
     Net loss..................................................................    $      (2,121)   $      (7,233)
                                                                                   =============    =============
Net loss per common share:

   Net loss per common share - basic and diluted...............................    $       (0.20)   $       (0.71)
                                                                                   =============    =============

   Weighted average common shares outstanding - basic and diluted..............           10,461           10,149
                                                                                   =============    =============

SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   -------------------------------
                                                                                         2002             2001
                                                                                   ---------------  --------------
OPERATING ACTIVITIES:
  Net loss.....................................................................    $      (2,121)   $      (7,233)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment..................           10,961           11,345
       Amortization of drydocking costs........................................            5,267            2,578
       Provision for bad debts.................................................              307              355
       Loss (gain) on disposal of assets.......................................               38             (250)
       Amortization of discount on long-term debt and financing costs..........            1,352            1,258
       Minority interest in losses of subsidiaries.............................              (99)            (208)
       Senior and notes payable issued for payment of accrued interest and fees              375              425
       Other non-cash items....................................................              218               32
       Changes in operating assets and liabilities:
           Accounts and other receivables......................................            5,880           (4,222)
           Other current and long-term assets..................................            2,823              921
           Accounts payable and other liabilities..............................            4,765            7,626
                                                                                   -------------    -------------
             Net cash provided by operating activities.........................           29,766           12,627

INVESTING ACTIVITIES:
  Expenditures for drydocking..................................................           (5,615)          (6,391)
  Proceeds from disposals of assets............................................            5,104            2,636
  Purchases of vessels and equipment...........................................           (1,306)            (978)
  Acquisition of minority interest.............................................               --             (524)
  Redemption of restricted investments.........................................               --               33
  Purchase of restricted investments...........................................               --              (23)
                                                                                   -------------    -------------
     Net cash used in investing activities.....................................           (1,817)          (5,247)

FINANCING ACTIVITIES:
  Net repayment of revolving credit facility...................................           (6,700)          (8,250)
  Payments of long-term debt...................................................           (7,548)          (4,260)
  Payments of Title XI bonds...................................................             (450)          (1,263)
  Redemption of restricted cash................................................               --              331
  Payments of obligations under capital leases.................................             (823)          (1,171)
                                                                                   -------------    -------------
     Net cash used in financing activities.....................................          (15,521)         (14,613)
                                                                                   -------------    -------------
  Change in cash and cash equivalents..........................................           12,428           (7,233)
  Cash and cash equivalents at beginning of period.............................           11,631           14,233
                                                                                   -------------    -------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................    $      24,059    $       7,000
                                                                                   =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Notes payable issued for the acquisition of minority interest................    $          --    $      10,500
                                                                                   =============    =============
  Senior and notes payable issued for payment of accrued interest and fees.....    $         375    $         425
                                                                                   =============    =============
  Vessels exchanged for drydock expenditures...................................    $         900    $          --
                                                                                   =============    =============
  Reactivation of two vessels that were classified as assets held for sale.....    $       1,682    $          --
                                                                                   =============    =============

SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         The Company has no material components of comprehensive loss except net loss.

         Certain financial statement reclassifications have been made to conform prior periods' data to the 2002 financial statement presentation.

2. ISSUES AFFECTING LIQUIDITY

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $109.4 million. The Company expects that cash flow from operations and proceeds from the sale of non-strategic assets will continue to make significant contributions toward working capital and the capital requirements. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving line of credit will be sufficient to meet its capital requirements.

         Management has taken new initiatives to improve profitability and liquidity during the first quarter of 2002. Due to the expanding market in West Africa, the Company has mobilized two of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa during the first quarter of 2002. Additionally, the Company reactivated one anchor-handling tug from "held-for-sale" status and placed the boat into service in West Africa. At the end of December 2001, low-rate voyage charters for three of the Company's tankers expired and were replaced by two time charters and a ten-year bareboat charter at substantially higher rates. On March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State Marine Services, Inc. ("Sun State") for $3.8 million in cash (see Note 3). The proceeds from the sale of Sun State's assets were used for working capital purposes as permitted by the Company's Credit Facility. The Company continues to evaluate financing alternatives, including a possible equity infusion or other strategic transaction to reduce debt levels and support future growth opportunities.

         While management believes that the initiatives are sound and attainable, the possibility exists that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results and its financial covenants. If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

3. SALE OF MARINE TRANSPORTATION ASSETS OF SUN STATE

         On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash. The marine transportation assets consisted of tugs, barges and fuel inventory with a carrying value of $4.3 million. As a result, the Company recognized a loss on the disposal of these assets of approximately $470,000. The proceeds from the sale of these assets were used for working capital purposes as permitted by the Company's Credit Facility.

4. LONG-TERM DEBT

         On March 15, 2002, a sixth amendment to the Credit Facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans.

         The Company's senior secured notes have not received the rating from the rating agencies required by the note indenture. As a result, on April 15, 2000, the interest rate on the senior notes increased from 12.5% to 13.5%, retroactively applied to December 15, 1999. The additional interest is payable quarterly in the form of additional senior notes, of which a note in the principal amount of $242,391 was issued for the three months ended March 31, 2002. The Company is currently seeking the ratings necessary to return the interest rate to 12.5%.

5. INCOME TAXES

         For the three months ended March 31, 2002 and 2001, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at March 31, 2002 and 2001 to reduce the net deferred tax assets to an amount that will more likely than not be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three-month periods ended March 31, 2002 and 2001 represents taxes withheld on foreign source revenue.

6. NET LOSS PER COMMON SHARE

         Common stock equivalents include 818,000 and 711,000 stock options and 572,000 and 809,000 warrants as of March 31, 2002 and 2001, respectively, and have not been included in the computation of diluted loss per common share as their effect is antidilutive.

7. SEGMENT INFORMATION

         The Company organizes its business principally into three segments. The Company does not have significant intersegment transactions. These segments and their respective operations are as follows:

         OFFSHORE ENERGY SUPPORT (Seabulk Offshore) - Offshore energy support includes vessels operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas production platforms.

         MARINE TRANSPORTATION SERVICES (Seabulk Tankers) - Marine transportation services include oceangoing vessels used to transport crude oil, petroleum products and chemicals between ports and terminals within the U.S.

         TOWING (Seabulk Towing) - Harbor and offshore towing services are provided by tugs to vessels utilizing the seven ports in which the tugs operate, and to vessels at sea.

         The Company evaluates performance by operating segment. Also, within the offshore energy support segment, the Company performs additional performance evaluations of vessels marketed in U.S. and foreign locations. Resources are allocated based on segment profit or loss from operations, before interest and taxes.

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

         The following schedules present segment and geographic information about the Company's operations (in thousands):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   -----------------------------------
                                                                                          2002              2001
                                                                                   ----------------  -----------------
REVENUE
  Offshore energy support.......................................................   $         43,312  $         43,159
  Marine transportation services................................................             31,924            29,804
  Towing(1).....................................................................              7,963             8,457
                                                                                   ----------------  ----------------
     TOTAL......................................................................   $         83,199  $         81,420
                                                                                   ================  ================

OPERATING EXPENSES
  Offshore energy support.......................................................   $         23,589  $         24,608
  Marine transportation services(1).............................................             17,670            19,427
  Towing........................................................................              4,471             4,834
                                                                                   ----------------  ----------------
     TOTAL......................................................................   $         45,730  $         48,869
                                                                                   ================  ================

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support.......................................................   $         10,503  $          8,456
  Marine transportation services................................................              4,548             4,359
  Towing........................................................................                760               729
  General corporate.............................................................                417               379
                                                                                   ----------------  ----------------
     TOTAL......................................................................   $         16,228  $         13,923
                                                                                   ================  ================

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support.......................................................   $          5,111  $          5,846
  Marine transportation services................................................              8,254             4,670
  Towing........................................................................              1,589             1,723
  General corporate.............................................................             (2,911)           (3,830)
                                                                                   ----------------  ----------------
     TOTAL......................................................................   $         12,043  $          8,409
                                                                                   ================  ================

NET INCOME (LOSS)
  Offshore energy support.......................................................   $         (2,471) $         (3,422)
  Marine transportation services................................................              2,684              (267)
  Towing........................................................................                287               395
  General Corporate.............................................................             (2,621)           (3,939)
                                                                                   ----------------  ----------------
     TOTAL......................................................................   $         (2,121) $         (7,233)
                                                                                   ================  ================

GEOGRAPHIC REVENUE
  Domestic......................................................................   $         53,571  $         57,670
  Foreign
     West Africa................................................................             20,416            14,622
     Middle East................................................................              6,058             5,002
     Southeast Asia.............................................................              3,154             4,126
                                                                                   ----------------  ----------------
CONSOLIDATED GEOGRAPHIC REVENUE.................................................   $         83,199  $         81,420
                                                                                   ================  ================

(1) Net of elimination of intersegment towing revenue and intersegment marine transportation operating expense of $0.1 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively.

8. CONTINGENCIES

         Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed three reports with and submitted documents to the Office of Foreign Asset Control of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position, results of operations or cash flows.

         The Company was sued by Maritime Transportation Development Corporation in January 2002 alleging broker commissions due from charters on two of its vessels, the SEABULK MAGNACHEM and SEABULK CHALLENGER, since 1998. The Company is vigorously defending such charges, believes it has good defenses, but cannot predict the ultimate outcome.

         In December 2001, the Company was notified by Steamship Mutual, its protection and indemnity maritime insurance club ("the Club"), of additional insurance calls in the approximate amount of $4 million, allegedly due to investment mismanagement by the club's investment advisors causing reserve shortfalls for the club. The Company is vigorously contesting this assessment. Based on recent discussions with the Club, the Company cannot predict the ultimate outcome of this dispute.

         The Company is sometimes named as a defendant in litigation, usually relating to claims for bodily injuries or property damage. The Company maintains insurance coverage against such claims to the extent deemed prudent by management and applicable deductible amounts are accrued at the time of the incident. The Company believes that these claims do not have a material impact on the Company's financial position, results of operations or cash flows.

9. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 as of January 1, 2002 with no material financial statement impact.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 with no material financial statement impact.

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($30.4 million as of March 31, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

10. SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                                                          AS OF MARCH 31, 2002
                                        ------------------------------------------------------------------------------------------
                                                          DOMESTIC      FOREIGN           NON-                        CONDENSED
                                                         GUARANTOR     GUARANTOR       GUARANTOR                     CONSOLIDATED
                                            PARENT      SUBSIDIARIES  SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                        -------------  -------------  -------------   -------------  -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.........    $       5,230  $         713  $       4,431   $      13,685  $          --   $      24,059
  Restricted cash...................               --             --          1,337              --             --           1,337
  Accounts receivable:
     Trade, net.....................              107         17,988         29,152           1,823             --          49,070
     Insurance claims and other.....            2,095            967          7,852             199             --          11,113
  Marine operating supplies.........             (656)         1,812          3,286           3,765             --           8,207
  Prepaid expenses..................              479            635            487             573             --           2,174
                                        -------------  -------------  -------------   -------------  -------------   -------------
     Total current assets...........            7,255         22,115         46,545          20,045             --          95,960
Vessels and equipment, net..........           44,170        164,140        107,149         265,205             --         580,664
Deferred costs, net.................           14,586          8,801         17,584           8,151             --          49,122
Due (to) from affiliates............         (187,597)        91,828        127,833         (28,585)        (3,479)             --
Investments in affiliates...........          521,586        361,227             --          36,752       (919,565)             --
Other...............................              290          3,096          2,860             419             --           6,665
                                        -------------  -------------  -------------   -------------  -------------   -------------
  Total assets......................    $     400,290  $     651,207  $     301,971   $     301,987  $    (923,044)  $     732,411
                                        =============  =============  =============   =============  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable..................    $         361  $       2,557  $       8,660   $         743  $          --   $      12,321
  Current maturities of long-term
   debt.............................           24,510          1,969             --           4,370             --          30,849
  Current obligations under capital
   leases...........................               --          2,883             --              --             --           2,883
  Accrued interest..................            3,561            647             --           4,492             --           8,700
  Accrued liabilities and other.....            6,011          2,860         28,146           2,529             --          39,546
                                        -------------  -------------  -------------   -------------  -------------   -------------
     Total current liabilities......           34,443         10,916         36,806          12,134             --          94,299

Long-term debt......................          154,182         23,050             --         215,696             --         392,928
Obligations under capital leases....               --         31,034             --              --             --          31,034
Senior notes........................           82,310             --             --              --             --          82,310
Other liabilities...................            2,670            739            904              99             --           4,412
                                        -------------  -------------  -------------   -------------  -------------   -------------
  Total liabilities.................          273,605         65,739         37,710         227,929             --         604,983

Contingencies.......................

Minority interest...................               --             --             --              --            743             743

Total stockholders' equity (deficit)          126,685        585,468        264,261          74,058       (923,787)        126,685
                                        -------------  -------------  -------------   -------------  -------------   -------------
  Total liabilities and
   stockholders' equity (deficit)...    $     400,290  $     651,207  $     301,971   $     301,987  $    (923,044)  $     732,411
                                        =============  =============  =============   =============  =============   =============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                                                          AS OF DECEMBER 31, 2001
                                         -----------------------------------------------------------------------------------------
                                                           DOMESTIC      FOREIGN         NON-                           CONDENSED
                                                           GUARANTOR    GUARANTOR      GUARANTOR                      CONSOLIDATED
                                            PARENT       SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS       TOTAL
                                         -------------   ------------  ------------   ------------     ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents...........   $         250  $         270  $       3,888  $       7,223   $          --  $      11,631
  Restricted cash.....................              --             --          1,337             --              --          1,337
  Accounts receivable:
     Trade, net.......................           1,088         20,186         27,098          2,420            (704)        50,088
     Insurance claims and other.......           2,896          5,849          7,149            388              --         16,282
  Marine operating supplies...........            (795)         3,072          3,624          4,148              --         10,049
  Prepaid expenses....................             864            844            988            288              --          2,984
                                         -------------  -------------  -------------  -------------   -------------  -------------
     Total current assets.............           4,303         30,221         44,084         14,467            (704)        92,371
Vessels and equipment, net............          45,388        166,678        109,451        267,854              --        589,371
Deferred costs, net...................          16,107         10,063         14,187          8,542              --         48,899
Due (to) from affiliates..............        (170,000)        80,479        123,866        (30,867)         (3,478)            --
Investments in affiliates.............         522,764        366,174             --         35,547        (924,485)            --
Other.................................             289          7,661          6,174             --              --         14,124
                                         -------------  -------------  -------------  -------------   -------------  -------------
  Total assets........................   $     418,851  $     661,276  $     297,762  $     295,543   $    (928,667) $     744,765
                                         =============  =============  =============  =============   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

Current liabilities:
  Accounts payable....................   $       5,892  $       2,353  $       9,102  $         824   $          --  $      18,171
  Current maturities of long-term debt          32,056          1,941             --          4,370              --         38,367
  Current obligations under capital
   leases.............................              --          2,972             --             --              --          2,972
  Accrued interest....................             340            420             --            695              --          1,455
  Accrued liabilities and other.......           6,651          5,442         23,110          2,084            (704)        36,583
                                         -------------  -------------  -------------  -------------   -------------  -------------
     Total current liabilities........          44,939         13,128         32,212          7,973            (704)        97,548

Long-term debt........................         160,887         23,391             --        215,696              --        399,974
Obligations under capital leases......              --         31,768             --             --              --         31,768
Senior notes..........................          81,635             --             --             --              --         81,635
Other liabilities.....................           2,610            753            807             48              --          4,218
                                         -------------  -------------  -------------  -------------   -------------  -------------
  Total liabilities...................         290,071         69,040         33,019        223,717            (704)       615,143

Contingencies

Minority interest.....................              --             --             --             --             842            842

Total stockholders' equity (deficit)..         128,780        592,236        264,743         71,826        (928,805)       128,780
                                         -------------  -------------  -------------  -------------   -------------  -------------
  Total liabilities and stockholders'
   equity (deficit)...................   $     418,851  $     661,276  $     297,762  $     295,543   $    (928,667) $     744,765
                                         =============  =============  =============  =============   =============  =============

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31, 2002
                                          -----------------------------------------------------------------------------------------
                                                            DOMESTIC       FOREIGN          NON-                       CONDENSED
                                                           GUARANTOR      GUARANTOR       GUARANTOR                   CONSOLIDATED
                                               PARENT     SUBSIDIARIES   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                          -------------  -------------  -------------   -------------  -------------  -------------
Revenue...............................    $      10,363  $      25,317  $      29,629   $      18,261  $        (371) $      83,199

Operating expenses....................            6,180         15,777         15,258           8,891           (376)        45,730
Overhead expenses.....................            2,766          2,682          2,936             808              6          9,198
Depreciation, amortization and
 drydocking...........................            1,979          4,510          6,765           2,974             --         16,228
                                          -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations.........             (562)         2,348          4,670           5,588             (1)        12,043
Other (expense) income, net...........           (1,559)        (9,115)        (3,484)         (3,356)         5,017        (12,497)
                                          -------------  -------------  -------------   -------------- -------------  -------------
(Loss) income before provision income
  taxes...............................           (2,121)        (6,767)         1,186           2,232          5,016           (454)
Provision for income taxes............               --             --          1,667              --             --          1,667
                                          -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income.....................    $      (2,121) $      (6,767) $        (481)  $       2,232  $       5,016  $      (2,121)
                                          =============  =============  =============   =============  =============  =============

           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED MARCH 31, 2001
                                          -----------------------------------------------------------------------------------------
                                                           DOMESTIC       FOREIGN           NON-                        CONDENSED
                                                          GUARANTOR      GUARANTOR       GUARANTOR                    CONSOLIDATED
                                             PARENT      SUBSIDIARIES   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                          -------------  -------------  -------------   -------------  -------------  -------------
Revenue...............................    $       2,311  $      41,711  $      23,184   $      15,429  $      (1,215) $      81,420

Operating expenses....................              366         27,649         13,929           8,073         (1,148)        48,869
Overhead expenses.....................            3,698          3,116          2,516             962            (73)        10,219
Depreciation, amortization and
 drydocking...........................            1,614          4,238          5,242           2,829             --         13,923
                                          -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income from operations.........           (3,367)         6,708          1,497           3,565              6          8,409
Other (expense) income, net...........           (2,452)           303         (6,690)         (5,018)          (371)       (14,228)
                                          -------------  -------------  -------------   -------------  -------------  -------------
(Loss) income before provision income
 taxes................................           (5,819)         7,011         (5,193)         (1,453)          (365)        (5,819)
Provision for income taxes............            1,414             --             --              --             --          1,414
                                          -------------  -------------  -------------   -------------  -------------  -------------
Net (loss) income.....................    $      (7,233) $       7,011  $      (5,193)  $      (1,453) $        (365) $      (7,233)
                                          =============  =============  =============   =============  =============  =============

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31, 2002
                                         ------------------------------------------------------------------------------------------
                                                          DOMESTIC      FOREIGN            NON-                         CONDENSED
                                                         GUARANTOR     GUARANTOR        GUARANTOR                     CONSOLIDATED
                                            PARENT      SUBSIDIARIES  SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS        TOTAL
                                         ------------   ------------   ------------    ------------   ------------    -------------
Net cash provided by (used in)
 operating activities................    $     19,435   $     (1,328)  $      5,110    $      6,549   $         --    $      29,766

INVESTING ACTIVITIES:
 Expenditures for drydocking.........             (70)          (698)        (4,760)            (87)            --           (5,615)
 Proceeds from disposals of assets...              --          4,665            439              --             --            5,104
 Purchases of vessels and equipment..              --         (1,060)          (246)             --             --           (1,306)
                                         ------------   ------------   ------------    ------------   ------------    --------------
  Net cash (used in) provided by
   investing activities..............             (70)         2,907         (4,567)            (87)            --           (1,817)

FINANCING ACTIVITIES:
 Net repayment of revolving credit
  facility...........................          (6,700)            --             --              --             --           (6,700)
 Payments of long-term borrowings....          (7,235)          (313)            --              --             --           (7,548)
 Payments of Title XI bonds..........            (450)            --             --              --             --             (450)
 Payments of obligations under
  capital leases.....................              --           (823)            --              --             --             (823)
                                         ------------   ------------   ------------    ------------   ------------    -------------
  Net cash used in financing
   activities.......................          (14,385)        (1,136)            --              --             --          (15,521)
                                         ------------   ------------   ------------    ------------   ------------    -------------
Change in cash and cash equivalents.            4,980            443            543           6,462             --           12,428
Cash and cash equivalents at
 beginning of period................              250            270          3,888           7,223             --           11,631
                                         ------------   ------------   ------------    ------------   ------------    -------------
Cash and cash equivalents at end of
 period.............................     $      5,230   $        713   $      4,431    $     13,685   $         --    $      24,059
                                         ============   ============   ============    ============   ============    =============

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED MARCH 31, 2001
                                         ------------------------------------------------------------------------------------------
                                                          DOMESTIC      FOREIGN           NON-                         CONDENSED
                                                         GUARANTOR     GUARANTOR       GUARANTOR                      CONSOLIDATED
                                            PARENT      SUBSIDIARIES   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS        TOTAL
                                         ------------   ------------   ------------    ------------   ------------    -------------
Net cash provided by (used in)
 operating activities................... $     13,312   $      6,615   $        478    $     (7,783)  $          5    $      12,627

INVESTING ACTIVITIES:
 Expenditures for drydocking............          (55)        (2,754)        (3,582)             --             --           (6,391)
 Proceeds from disposals of assets......           --            820          1,816              --             --            2,636
 Purchases of property..................          (16)          (407)          (472)            (78)            (5)            (978)
 Acquisition of minority interest.......         (524)            --             --              --             --             (524)
 Redemption of restricted investments...           --             --             --              33             --               33
 Purchases of restricted investments....           --             --             --             (23)            --              (23)
                                         ------------   ------------   ------------    -------------  ------------    --------------
  Net cash used in investing activities          (595)        (2,341)        (2,238)            (68)            (5)          (5,247)

FINANCING ACTIVITIES:
 Net repayment of revolving credit
  facility..............................       (8,250)            --             --              --             --           (8,250)
 Repayment of long-term borrowings......       (3,931)          (329)            --              --             --           (4,260)
 Repayment of Title XI bonds............       (1,263)            --             --              --             --           (1,263)
 Redemption of restricted cash..........          331             --             --              --             --              331
 Payments of obligations under capital
  leases................................           --         (1,171)            --              --             --           (1,171)
                                         ------------   ------------   ------------    ------------   ------------    -------------
  Net cash used in financing activities       (13,113)        (1,500)            --              --             --          (14,613)
                                         ------------   ------------   ------------    ------------   ------------    -------------
Change in cash and cash equivalents.....         (396)         2,774         (1,760)         (7,851)            --           (7,233)
Cash and cash equivalents at beginning
 of period..............................        1,402         (2,190)         6,380           8,641             --           14,233
                                         ------------   ------------   ------------    ------------   ------------    -------------
Cash and cash equivalents at end of
 period................................. $      1,006   $        584   $      4,620    $        790   $         --    $       7,000
                                         ============   ============   ============    ============   ============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 2001 Form 10-K.

         The MD&A contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 2001 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         For general information concerning critical accounting policies as well as estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates" in the 2001 Form 10-K.

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($30.4 million as of March 31, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

REVENUE OVERVIEW

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 52% and 53% of Company revenue for the three months ended March 31, 2002 and 2001, respectively. Marine transportation, under the new name Seabulk Tankers, consists of the Company's Jones Act tanker business, in which it owns ten petroleum and chemical product carriers in the domestic coastwise trade, and accounted for approximately 38% and 37% of Company revenue for the three months ended March 31, 2002 and 2001, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 10% of Company revenue for the three months ended March 31, 2002 and 2001.

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

         The following tables set forth, by primary area of operation, average day rates achieved by the offshore energy fleet owned or operated by the Company and average utilization for the periods indicated. Average day rates are calculated by dividing total revenue by the number of days worked. Utilization percentages are based upon the number of working days over a 365/366-day year and the number of vessels in the fleet on the last day of the quarter.

  -----------------------------------------------------------
                                          Q1 2002
                               AHTS/    AHT/    Crew/   Other
                               Supply   Tugs   Utility

                               ------------------------------
  DOMESTIC(1)
  Vessels(2) (3) (4)               24      --      30       2
  Bareboat-out(4)                  --      --      --      --
  Laid-Up                          --      --      --       1
  Effective Utilization(5)         59%     --      65%     --
  Day Rate                     $6,687      --  $2,666      --


  WEST AFRICA
  Vessels(2) (3) (6) (7)           29       5       7       1
  Laid-Up                          --       1      --      --
  Effective Utilization(5)         84%     86%     89%     97%
  Day Rate                     $7,368  $6,613  $3,124      --


  MIDDLE EAST
  Vessels(2)                        6       8       8       5
  Laid-Up                          --       1       1       1
  Effective Utilization(5)         83%     75%     81%     77%
  Day Rate                     $3,265  $4,571  $1,649  $4,502


  SOUTHEAST ASIA
  Vessels(2) (7)                    8      --       5       2
  Laid-Up                          --      --      --      --
  Effective Utilization(5)         59%     --      53%     44%
  Day Rate                     $5,510      --  $1,472      --
  -----------------------------------------------------------
---------------------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) During Q1 2002, two Anchor Handling Tug Supply Vessels were transferred from Domestic to West Africa.
(4) During Q1 2002, a bareboat contract for one Geophysical Vessel in the Domestic operating region expired
     And the vessel was returned to the Company.
(5)  Effective utilization excludes laid-up vessels.
(6) During Q1 2002, the Company reactivated one AHT from "held-for-sale" status. This vessel was placed into service in West Africa.
(7) During Q1 2002, the Company reactivated one Anchor Handling Tug Supply Vessel from "held-for-sale" status and placed the vessel into service in Southeast Asia. Additionally during Q1 2002, the Company transferred one utility boat from Southeast Asia to West Africa.


------------------- -----------------------------  ----------------------------
                               Q1 2001                      Q2 2001
                    -----------------------------  ----------------------------
                    AHTS/   AHT/   Crew/    Other  AHTS/   AHT/   Crew/   Other
                    Supply  Tugs   Utility         Supply  Tugs  Utility
                    -----------------------------  ----------------------------
DOMESTIC(1)
Vessels(2) (3) (4)      26      --     31      1      26     --      33      1
Bareboat-out(4)         --      --      2      1      --     --       2      1
Laid-Up                  1      --     --      1       1     --      --      1
Effective
 Utilization(5)         75%     --     87%    --      90%    --      87%    --
Day Rate            $6,946      -- $2,709     --  $7,397     --  $2,929     --

WEST AFRICA
Vessels(2) (3) (6)
(8)                     27       3      6      1      27      4       5      1
Laid-Up                 --      --     --     --      --     --      --     --
Effective
 Utilization(5)         83%     46%    85%    --      86%    41%     77%    84%
Day Rate            $6,325  $4,491 $2,754     --  $6,988 $5,528  $2,774 $6,160

MIDDLE EAST
Vessels(2) (3) (7)
(9)(11)(12)              5       8     11      7       5      8      11      7
Laid-Up12)              --      --     --     --      --     --      --     --
Effective
 Utilization(5)         77%     24%    66%    56%     92%    50%     59%    69%
Day Rate            $3,003  $4,129 $1,421 $5,197  $2,855 $3,889  $1,434 $5,393

SOUTHEAST ASIA
Vessels(2) (6)
(10)(11)                 8       1      5      1       8      1       5      1
Laid-Up                 --      --      1     --      --     --       1     --
Effective
 Utilization(5)         87%     37%    89%    33%     83%    46%     73%    71%
Day Rate            $5,347  $3,929 $1,429 $6,614  $4,277 $4,255  $1,443 $6,630
-------------------------------------------------------------------------------

-------------------   ----------------------------  -----------------------------
                              Q3 2001                          Q4 2001
                      ----------------------------  -----------------------------
                      AHTS/   AHT/   Crew/   Other  AHTS/  AHT/   Crew/    Other
                      Supply  Tugs  Utility         Supply  Tugs  Utility
                      ----------------------------  -----------------------------
DOMESTIC(1)
Vessels(2) (3) (4)       26     --      32       1      26     --      32       1
Bareboat-out(4)          --     --      --       1      --     --      --       1
Laid-Up                  --     --      --       1      --     --      --       1
Effective
 Utilization(5)          83%    --      83%     --      63%    --      72%     --
Day Rate             $7,486     --  $3,061      --  $7,141     --  $2,928      --

WEST AFRICA
Vessels(2) (3) (6)
(8)                      27      4       6       1      27      4       6       1
Laid-Up                  --     --      --      --      --     --      --      --
Effective
 Utilization(5)          82%    63%     64%     84%     76%    86%     80%     96%
Day Rate             $7,644 $6,097  $2,715  $7,363  $7,829 $8,041  $3,358  $9,246

MIDDLE EAST
Vessels(2) (3) (7)
(9)(11)(12)               5      8       9       6       6      8       8       5
Laid-Up(12)              --     --      --      --      --      1       1       1
Effective
 Utilization(5)          86%    48%     65%     43%     81%    60%     86%     64%
Day Rate             $2,954 $4,443  $1,611  $5,399  $3,121 $4,937  $1,671  $3,986

SOUTHEAST ASIA
Vessels(2) (6)
(10)(11)                  8     --       6       2       7     --       6       2
Laid-Up                  --     --      --      --      --     --      --      --
Effective
 Utilization(5)          79%    --      69%    100%     69%    --      51%     52%
Day Rate             $4,762     --  $1,708  $8,298  $5,285     --  $1,674  $7,302
---------------------------------------------------------------------------------

------------------------------------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) During Q1 2001, one AHTS, one supply boat, and one specialty vessel (Other) transferred from the Middle East to West Africa. During Q2 2001, the Company purchased a crewboat and transferred one vessel in the Crew/Utility category from West Africa to Domestic.
(4) Bareboat-out chartered vessels are not included in the day rate and utilization statistics. During Q3 2001, bareboat contracts for two crewboats in the Domestic operating region were terminated and the vessels were returned to the Company.
(5)  Effective utilization excludes laid-up vessels.
(6) One vessel in the AHT/Tugs category worked in West Africa and Southeast Asia during Q2 2001 and earned sufficient revenue to be included in the statistics for both regions.
(7) The Middle East - Other category includes a vessel that is in a 50/50 joint venture and not included in the day rate and utilization statistics.
(8) During Q3 2001, one crewboat and one utility boat in Domestic region were transferred to "held-for-sale" status. Additionally, the Company transferred one crewboat from Domestic to West Africa. The reduction in the Domestic Crew/Utility vessel count was offset in part by the addition of two crewboats as bareboat-out contracts were terminated during Q3 2001.
(9) During Q3 2001, the Company transferred one crewboat and one specialty vessel (Other) from the Middle East to Southeast Asia. Additionally, one crewboat was transferred to "held-for-sale" status.
(10) During Q3 2001, one crewboat and one specialty vessel (Other) were transferred from West Africa to Southeast Asia. Also, one vessel in the AHT/Tugs category that worked in West Africa and Southeast Asia during Q2 2001 did not work in Southeast Asia during Q3. Additionally, the Company reactivated one crewboat from laid-up status during Q3 2001.
(11) During Q4 2001, one supply vessel was transferred from Southeast Asia to Middle East. Also, one vessel in the AHT/Tugs category that worked in West Africa and Southeast Asia during Q2 2001 did not work in Southeast Asia during Q3. Additionally, the Company reactivated one crewboat from laid-up status during Q3 2001.
(12) During Q4 2001, the Company transferred one crewboat to "held-for-sale" status. Additionally, three vessels were laid-up during Q4 2001.

         Domestic revenue for the three months ended March 31, 2002 was adversely affected by the slowdown in natural gas drilling activity in the U.S. Gulf of Mexico as a result of low natural gas prices. The low level of natural gas prices resulted from above-average inventory buildups and reduced demand due to the mildest winter on record. Exploration and production companies in the U.S. Gulf of Mexico responded by cutting back their level of spending as evidenced by the significant drop in offshore rig fleet utilization rates during the last half of calendar year 2001 and the first quarter of 2002. Although there is still uncertainty in the market, the recent rise in both crude oil and natural gas prices, driven by the conflict in the Middle East, the temporary shutoff of Iraqi and Venezuelan imports and other factors, have led to a recent improvement in utilization rates for jack-up rigs, which should eventually bring about a recovery in the Gulf of Mexico offshore vessel market.

         As the demand for vessels in the domestic market is primarily driven by natural gas exploration and production, it is difficult to predict what effect the current fluctuation in natural gas prices and the uncertainty in the economic environment will have on demand for the Company's vessels in the domestic market.

         International offshore revenues for the three months ended March 31, 2002 benefited from increases in vessel count and utilization. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven deepwater market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. The Company redeployed four vessels to its West African operations during the quarter.

         International vessel demand is primarily driven by crude oil production, and during the quarter crude oil prices and demand remained firm. The Company expects international exploration and production spending to continue to increase in West Africa, which should strengthen vessel demand in that area. Revenue and utilization were also up for the Company's Middle East operations. In Southeast Asia, revenue declined from the year-earlier period due to reduced utilization caused by vessel downtimes.

         Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats at April 30, 2002 for Domestic, West Africa, the Middle East and Southeast Asia were approximately $5,700/53.0%, $7,900/87.0%, $3,100/67.0% and $6,100/75.0%, respectively.

         The Company had eight offshore vessels in "held-for-sale" status as of March 31, 2002. The majority of these vessels was previously laid up. Subsequent to March 31, 2002, the Company sold one vessel.

SEABULK TANKERS

         Revenue from the Company's marine transportation services is derived principally from the operations of ten tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade and, to a lesser extent, from towboat and fuel barge operations in Green Cove Springs, Florida, which were sold in March 2002.

         PETROLEUM TANKERS. Demand for crude oil and petroleum product transportation services is dependent both on the level of production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company owned eight petroleum tankers at March 31, 2002. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. At the end of December 2001, voyage charters for three vessels expired and were replaced by two multi-year time charters at time charter-equivalent rates 55% above the returns achieved for these vessels in

2001. For the third vessel, the Company entered into a ten-year bareboat charter agreement with a major oil company. Beginning in January 2002, the oil company has exclusive possession and control of the vessel. As a result, the charterer incurs and pays all operating costs during the charter period. A fourth vessel also secured a time charter, commencing in the fourth quarter of 2001, at a 25% increase over the expiring rate. Under a time charter, fuel and port charges are borne by the charterer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of our single hull vessels is scheduled for retirement under OPA 90 before 2007.

         CHEMICAL TANKERS. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of March 31, 2002. The chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels.

         The Company's tanker fleet operates on either long-term time charters, bare-boat charter, or pursuant to short-term arrangements. During the three months ended March 31, 2002, six of the Company's tankers operated under long-term contracts. As a result of the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, the Company expects that revenue and operating expenses will decline in 2002. However, operating income should increase to reflect the improved contract terms.

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  2002            2001
                                              ------------   -------------
     Number of vessels owned..................         10            10
     Revenue (in thousands)................... $   28,688    $   28,035

         INLAND TUGS AND BARGES. Revenue from the Company's Sun State Marine Services subsidiary has been derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power & Light (FPL) and from ship maintenance, repair, drydocking and construction activities. Revenue from all of Sun State's operations totaled $3.2 and $1.7 million, respectively, for the three months ended March 31, 2002 and 2001. The increase in Sun State revenue is due to the completion of various large ship repair projects in the first quarter of 2002.

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

         The following table summarizes certain operating information for the Company's tugs:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2002          2001
                                                   ----------------------------
    Number of tugs at end of period...............      31              31
    Revenue (in thousands)........................ $ 7,963         $ 8,457

         Towing revenue decreased by 5.8% for the three months ended March 31, 2002 compared to the same period in the prior year. The decrease in revenue is due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

OVERVIEW OF OPERATING EXPENSES AND CAPITAL EXPENDITURES

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview of Operating Expenses and Capital Expenditures" in the 2001 Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------------------
                                                                     2002                        2001
                                                          ------------------------    -------------------------
                                                                              (in millions)
Revenue..............................................     $     83.2           100%   $     81.4           100%
Operating expenses...................................           45.7            55          48.9            60
Overhead expenses....................................            9.2            11          10.2            13
Depreciation, amortization and drydocking............           16.2            20          13.9            17
                                                          ----------    ----------    ----------    ----------
Income from operations...............................     $     12.0            15%   $      8.4            10%
                                                          ==========    ===========   ==========    ==========

Interest expense, net................................     $     12.7            15%   $     14.6            18%
                                                          ==========   ===========    ==========    ==========

Other income, net....................................     $      0.2           0.2%   $      0.3           0.4%
                                                          ==========   ===========    ==========    ==========

Net loss.............................................     $     (2.1)           (3)%  $     (7.2)           (9)%
                                                          ==========   ===========    ==========    ==========

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

         REVENUE. Revenue increased 2.2% to $83.2 million for the three months ended March 31, 2002 from $81.4 million for the three months ended March 31, 2001.

         Offshore energy support revenue increased 0.4% to $43.3 million for the three months ended March 31, 2002 from $43.2 million for the same period in 2001, primarily due to higher revenue from the West Africa operating region offset in part by reduced revenue from the U.S. Gulf of Mexico. The increase in West Africa revenue was driven by higher utilization and an expanded vessel count as offshore exploration and production activity remained strong. The Company took advantage of the expanding West Africa market by (1) mobilizing two of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa and (2) reactivating one anchor-handling tug from "held-for-sale" status to active status in West Africa during the first quarter of 2002. Revenue from the U.S. Gulf of Mexico decreased during the three months ended March 31, 2002 compared to the same period in 2001 primarily due to reduced exploration and production activity in response to low natural gas prices and reduced demand.

         Marine transportation revenue increased 7.1% to $31.9 million for the three months ended March 31, 2002 from $29.8 million for the three months ended March 31, 2001. This increase is primarily due to the completion of several ship repair projects at Sun State during the first quarter of 2002. Additionally, the Company entered into a time charter at a higher day rate for one of its double-hull tankers during the fourth quarter of 2001. This was partially offset by reduced revenue on account of the change of two tankers from spot to time charter arrangements and the bareboat charter of a third tanker. Because of a significant reduction in operating expenses, however, operating income should increase.

         Towing revenue decreased by 5.8% for the three months ended March 31, 2002 compared to the same period in the prior year. The decrease in revenue is due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

         OPERATING EXPENSES. Operating expenses decreased 6.4% to $45.7 million for the three months ended March 31, 2002 from $48.9 million for the same period in 2001, primarily due to the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker. Under a time charter, the charterer is responsible for fuel and port charges. Under a bareboat contract, the charterer is responsible for all operating expenses of the vessel. Additionally, operating expenses decreased in the offshore energy support segment as the Company eliminated non-essential expenditures in the U.S. Gulf of Mexico operating region. The decrease in expenditures is offset in part by increased shipyard expenses associated with the completion of various ship repair projects at Sun State. As a percentage of revenue, operating expenses decreased to 55% for the three months ended March 31, 2002 from 60% for the 2001 period.

         OVERHEAD EXPENSES. Overhead expenses decreased 10.0% to $9.2 million for the three months ended March 31, 2002 from $10.2 million for the same period in 2001, primarily due to decreased professional fees and other overhead expense, offset in part by increases in salaries and benefits. Higher headcount and related salary expense for corporate activity resulted in savings on third-party consulting fees and services. The decrease in other overhead expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and the consolidation of administrative functions. As a percentage of revenue, overhead expenses decreased to 11% for the three months ended March 31, 2002 compared to 13% for the same period in 2001.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 16.6% to $16.2 million or 19.5% of revenue for the three months ended March 31, 2002 from $13.9 million or 17.1% of revenue for the three months ended March 31, 2001, primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 compared to the second half of 2000. Since there were larger 2001 drydock expenditures, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30-36 months).

         NET INTEREST EXPENSE. Net interest expense decreased 13.2% to $12.7 million or 15% of revenue for the three months ended March 31, 2002 from $14.6 million or 18% of revenue for the same period in 2001. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility.

         OTHER INCOME, NET. Other income, net decreased 55.0% to $0.2 million for the three months ended March 31, 2002 from other income, net of $0.3 million for the same period in 2001, primarily due to a gain on asset sales in 2001 compared to a loss on asset sales in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. Net cash provided by operating activities totaled $29.8 million for the three months ended March 31, 2002 compared to $12.6 million for the same period in 2001. The significant increase in cash provided by operating activities is primarily a result of (1) higher operating income before non-cash charges such as depreciation and amortization in 2002 and (2) timely collection of customer invoices and insurance reimbursements from our insurance club. The average number of days outstanding for trade accounts receivable was 53 days at March 31, 2002 compared to 63 days at March 31, 2001. During the first quarter of 2002, the Company received approximately $5 million in collections from our protection and indemnity insurance club for settlement of outstanding insurance claims.

         Net cash used in investing activities was $1.8 million for the three months ended March 31, 2002 compared to $5.2 million for the same period in 2001. The reduction of cash used in investing activities is due primarily to a larger amount of proceeds from asset sales. In particular, on March 22, 2002, the Company closed on the sale of the towboat/barge assets of Sun State for $3.8 million in cash.

         Net cash used in financing activities for the three months ended March 31, 2002 was $15.5 million compared to $14.6 million for the same period in 2001. The increase in cash used in financing activities is attributable to larger payments on the term loans from the proceeds of asset sales.

         RECENT EXPENDITURES AND FUTURE CASH REQUIREMENTS. During the first three months of 2002, the Company incurred $6.9 million in capital expenditures for fleet improvements and drydocking costs. For the remainder of 2002, these capital expenditures are expected to aggregate $18.1 million. Total 2002 expenditures of $25 million will substantially cover all of the Company's drydocking requirements for 54 vessels.

         Long-term debt and the Senior Notes consisted of the following at March 31, 2002:

                                         2002               OUTSTANDING BALANCE
                                     YEAR-TO-DATE                  AS OF                                    INTEREST RATE AS OF
     FACILITY                          PAYMENTS               MARCH 31, 2002             MATURITY              MAY 1, 2002
     --------                          --------               --------------             --------              -----------
Tranche A term loan                  $2.89 million              $49.5 million               2004                   5.12%
Tranche B term loan                  $0.20 million              $24.4 million               2005                   5.62%
Tranche C term loan                  $0.62 million              $77.4 million               2006                   6.12%
Amendment fee note                   $3.00 million               $1.9 million              2002                    15.00%
Senior Notes                         $0.00 million              $82.3 million(1)            2007                  13.50%
Title XI Financing Bonds             $0.45 million             $241.2 million           2005 to 2024          6.50% to 10.00%
Other notes payable                  $0.84 million              $27.1 million           2003 to 2011              Various
Revolving credit facility            $6.70 million(2)            $2.3 million               2004                   7.00%

----------------------
(1) Outstanding balance is net of unamortized discount of $14.9 million
(2) Represents net payments

         The terms of the term loans and revolving credit facility are contained in the Credit Facility between the Company and the financial institutions. For general information concerning the term loans and revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in the 2001 Form 10-K.

         In addition to the revolver balance, there are $1.6 million in outstanding letters of credit as of March 31, 2002. As a result, the unused portion of the revolver was $13.6 million at March 31, 2002. With the bank's approval, the Company can borrow an additional $7.5 million on the revolver. However, there can be no assurance that the bank will approve additional borrowings under the revolver.

         On March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans.

         The senior secured notes did not receive by April 15, 2000 the minimum credit rating from the rating agencies required under the note indenture. As a result, the interest rate on the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, which notes in the aggregate principal amount of $242,391 were issued for the three months ended March 31, 2002. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required. Additionally, according to the Title XI Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at March 31, 2002, the Company had approximately $13.7 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements. Based on current projections, the Company expects to meet the working capital requirements under the financial agreement in the first quarter of 2003 and may then begin to formally distribute available excess cash.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $109.4 million. The Company expects that cash flow from operations and proceeds from the sale of non-strategic assets will continue to make significant contributions toward working capital and the capital requirements. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving credit facility will be sufficient to meet its capital requirements.

         Management has taken new initiatives to improve profitability and liquidity during the first quarter of 2002. Due to the expanding market in West Africa, the Company has mobilized two of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa during the first quarter of 2002. Additionally, the Company reactivated one anchor-handling tug from "held-for-sale" status and placed the boat into service in West Africa. At the end of December 2001, low-rate voyage charters for three of the Company's tankers expired and were replaced by two time charters and a ten-year bareboat charter at substantially higher rates. On March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with its financial covenants. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State Marine Services, Inc. ("Sun State") for $3.8 million in cash (see Note 3). The proceeds from the sale of Sun State's assets were used for working capital purposes as permitted by the Company's Credit Facility. The Company continues to evaluate financing alternatives, including a possible equity infusion or other strategic transaction to reduce debt levels and support future growth opportunities.

         While management believes that the initiatives are sound and attainable, the possibility exists that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results and its financial covenants. If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the

Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

INFLATION

         The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which establishes a new method of testing goodwill for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, INTANGIBLE ASSETS. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. The Company adopted SFAS No. 142 effective January 1, 2002. As the Company does not have any recorded goodwill or other intangible assets, the adoption of this statement had no impact on its financial statements.

         Also in July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 as of January 1, 2002 with no material financial statement impact.

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002 with no material financial statement impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         Information about the Company's exposure to market risk was disclosed in its 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For information concerning certain legal proceedings see Note 8 of the financial statements.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.


/s/ GERHARD E. KURZ
------------------------------------------------
Gerhard E. Kurz
President, Chief Executive Officer, and Director
Date:  May 14, 2002