Form 10-K/A
period 2001-12-31
SEABULK INTERNATIONAL INC
filed 2002-08-14
CIK 922341

================================================================================

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant at March 1, 2002 (based on the closing price of such stock on the Nasdaq National Market) was $31,205,451.

         At March 1, 2002 there were 10,505,017 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                             WHERE INCORPORATED
         --------                                             ------------------

         Proxy Statement for Annual Meeting
         to be held May 14, 2002 (specified portions)               Part III


================================================================================

         This amendment on Form 10-K/A amends and restates in its entirety, the Annual Report of the Company on Form 10-K previously filed for the year ended December 31, 2001. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its consolidated financial statements as of and for the year ended December 31, 2001. The restatement is being made solely in order to accrue an additional $4.1 million in operating expense in the fourth quarter 2001 related to supplemental marine insurance calls, which was previously disclosed as a contingency in the previously filed Form 10-K (see Note 2 to the consolidated financial statements). Changes related to this expense have been made in the following parts of the Form 10-K:

Item 1.  Business - Liquidity;

Item 3.  Legal Proceedings;

Item 6.  Selected Financial Data; and

Item 7.  Management's Discussion of Financial Condition and Results.

Item 8.  Consolidated Financial Statements and Schedules

         Except as described above, all other disclosures contained in this amendment are restated without amendment for convenience and have not been revised or updated since the date of the filing of the Company's original Annual Report on Form 10-K for the year ended December 31, 2002.

                           SEABULK INTERNATIONAL, INC.

                                2001 FORM 10-K/A


                                TABLE OF CONTENTS


Item                                                                                                           Page
----                                                                                                           ----

                                                  PART I

1        Business.............................................................................................    3
2        Properties...........................................................................................   17
3        Legal Proceedings....................................................................................   17
4        Submission of Matters to a Vote of Security Holders..................................................   18
4A       Executive Officers of the Registrant.................................................................   19

                                                 PART II

5        Market for Registrant's Common Equity and Related Stockholder Matters................................   22
6        Selected Financial Data..............................................................................   23
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................................   26
7A       Quantitative and Qualitative Disclosures About Market Risk...........................................   46
8        Financial Statements.................................................................................   46
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...........................................................................................   46

                                                PART III

10       Directors and Executive Officers of the Registrant...................................................   47
11       Executive Compensation...............................................................................   47
12       Security Ownership of Certain Beneficial Owners and Management.......................................   47
13       Certain Relationships and Related Transactions.......................................................   47

                                                PART IV

14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   48


                                         FINANCIAL SUPPLEMENT

         Consolidated Financial Statements and Schedules......................................................  F-1

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

LIQUIDITY

         At December 31, 2001, the Company had a working capital deficit of approximately $7.3 million as day rates and utilization during the last four months of 2001 sharply declined for offshore vessels working in the Gulf of Mexico. The slowdown in the domestic market was offset in part by continued strength in the Company's international offshore operations, where rising day rates throughout the year contributed to increased revenue in West Africa and Southeast Asia. This increased revenue was driven by higher exploration and production spending as major oil companies moved ahead with oil exploration and development programs outside the U.S. Nonetheless, during the second half of 2001, there was a noticeable softening in both energy demand and prices for oil and natural gas. Management believes that the softening trend is unlikely to affect international exploration and development outlays in key areas where the Company operates as most of the activity there is controlled by the international oil companies, whose strategy reflects a longer-term time horizon. Since the September 11 attacks and subsequent war on terrorism, the U.S. economy has been subject to further downward pressure and, as we enter 2002, the timing of a recovery in the domestic offshore segment is less certain. We therefore do not expect earnings in 2002 from the offshore segment to match those of 2001. Nevertheless, consistent with industry forecasts regarding exploration and production spending, the Company believes that the energy fundamentals that drive the offshore industry will lead to a recovery in the U.S. offshore market during the second half of 2002 and that the more important international offshore markets will remain strong throughout the year. However, there can be no assurance this will occur. The Company also expects to benefit from higher earnings in its tanker business as a result of higher time charter and bareboat charter rates that take effect in 2002.

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

FLEET OVERVIEW

         The following table lists the types of vessels we owned, operated, or chartered as of March 1, 2002:

                                                                      Vessels
                                                                     in Fleet
                                                                     --------
     OFFSHORE ENERGY SUPPORT
        Domestic Offshore Energy Support:
          Anchor Handling Tug Supply/Supply Boats..................       24
            Crew/Utility Boats.....................................       30
            Geophysical Boats......................................        2
                                                                     -------
               Total Domestic Offshore Energy Support .............       56
        International Offshore Energy Support:
            Anchor Handling Tug Supply/Supply Boats................       43
            Anchor Handling Tugs/Tugs..............................       13
            Crew/Utility Boats.....................................       20
            Other..................................................        8
                                                                     -------
               Total International Offshore Energy Support ........       84
                                                                     -------

               Total Offshore Energy Support.......................      140

     MARINE TRANSPORTATION
          Petroleum/Chemical Product Carriers......................       10
          Fuel Barges..............................................       14
          Towboats.................................................        8
                                                                     -------
               Total Marine Transportation.........................       32
                                                                     -------

     TOWING........................................................       31
                                                                     -------

                                    TOTAL VESSELS..................      203
                                                                     =======

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

         For financial information about our business segments and geographic areas of operation, see Note 14 to our consolidated financial statements.

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

         The following table shows the deployment of our offshore energy support fleet at March 1, 2002.

                             Location                               Vessels
                             --------                               -------

             Domestic Offshore Energy Support
               U.S. Gulf of Mexico                                    55
               Other                                                   1
                                                                     ---
                 Total Domestic Offshore Energy Support               56
                                                                     ---

             International Offshore Energy Support
               West Africa                                            38
               Middle East                                            24
               Southeast Asia                                         13
               Other                                                   9
                                                                     ---
                 Total International Offshore Energy Support          84
                                                                     ---
                   Total                                             140
                                                                     ===

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

         At March 1, 2002 we operated the following petroleum product carriers:

                                                                                      Tonnage (In Dead
       Name of Vessel                                 Capacity (In Barrels)         Weight Tons or "Dwt")
       --------------                                 ---------------------         ---------------------
SEABULK TRADER    (formerly known as DYNACHEM)              360,000                       49,900
SEABULK CHALLENGE (formerly known as PETROCHEM)             360,000                       49,900
AMBROSE CHANNEL                                             341,000                       45,000
SEABULK ARCTIC (formerly known as CAPE LOOKOUT SHOALS)      340,000                       46,000
SEABULK MARINER (formerly known as DIAMOND SHOALS)          340,000                       46,000
SEABULK PRIDE (formerly known as NANTUCKET SHOALS)          340,000                       46,000
DEFENDER (to be renamed SEABULK MARKETER)                   260,000                       36,600


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

         In December 2001, the Company was notified by Steamship Mutual, its protection and indemnity marine insurance club (the "Club"), of additional insurance calls in the projected amount of $4.1 million, due to investment losses resulting in reserve shortfalls for the Club. Although the Company has serious disagreements over the basis for these additional assessments and has instituted a dispute procedure, the Company has accrued the full $4.1 million in 2001. Payments toward the calls are projected to be made in various installments during 2002 and 2003.

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

         Common Stock                               High          Low
         ------------                              ------        ------

         2002
            First Quarter (through March 1)......  $ 3.65        $ 2.70

         2001
            First Quarter........................    9.06          7.75
            Second Quarter.......................    7.80          5.00
            Third Quarter........................    5.95          3.75
            Fourth Quarter.......................    4.35          2.95

         2000
            First Quarter .......................   16.00          9.75
            Second Quarter.......................   12.50          4.88
            Third Quarter........................    8.25          5.44
            Fourth Quarter.......................   12.44          7.19

         Class A Warrants                          High           Low
         ----------------                          ----           ---

         2002
            First Quarter (through March 1)......  $ 0.38        $ 0.38

         2001
            First Quarter........................    3.00          0.38
            Second Quarter.......................    0.91          0.38
            Third Quarter........................    2.00          0.38
            Fourth Quarter.......................    2.00          0.38

         2000
            First Quarter .......................    5.00          0.25
            Second Quarter.......................    3.50          1.50
            Third Quarter........................    2.75          1.75
            Fourth Quarter.......................    4.00          0.38

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


                                                                  Successor Company                         Predecessor Company
                                                  ---------------------------------------------------     -----------------------
                                                                             Period From  Period From
                                                          Year Ended         December 16   January 1            Year Ended
                                                          December 31,           to            to               December 31,
                                                  -----------------------    December 31, December 15,    -----------------------
                                                     2001          2000          1999        1999(6)        1998(6)         1997
                                                  ---------     ---------     ---------     ---------     ---------     ---------
                                               (as restated)(7)
                                                                                         (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue ....................................    $ 346,730     $ 320,483     $  13,479     $ 328,751     $ 404,793     $ 210,257
  Operating expenses .........................      199,327       205,226         8,047       212,753       213,601       104,933
  Overhead expenses ..........................       37,002        39,630         1,643        47,814        43,179        24,791
  Depreciation, amortization, drydocking and
    other ....................................       61,313        50,271         2,069        79,410        64,244        25,200
                                                  ---------     ---------     ---------     ---------     ---------     ---------
  Income (loss) from operations ..............       49,088        25,356         1,720       (11,226)       83,769        55,333
  Interest expense, net(1) ...................       55,667        62,010         2,688        70,374        41,238         7,024
  Other income (expense), net ................         (172)       12,574          (597)      (32,129)       (5,692)       (3,704)
  Reorganization items(2) ....................           --            --            --      (433,273)           --            --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
  Income (loss) before income taxes and
     extraordinary item ......................       (6,751)      (24,080)       (1,565)     (547,002)       36,839        44,605
  Provision for (benefit from) income taxes ..        5,210         4,872            --       (32,004)       13,489        16,950
                                                  ---------     ---------     ---------     ---------     ---------     ---------
  Income (loss) before extraordinary item ....      (11,961)      (28,952)       (1,565)     (514,998)       23,350        27,655
  Gain (loss) on extinguishment of debt(3) ...           --            --            --       266,643        (1,602)       (2,132)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
  Net income (loss) ..........................    $ (11,961)    $ (28,952)    $  (1,565)    $(248,355)    $  21,748     $  25,523
                                                  =========     =========     =========     =========     =========     =========
  Diluted earnings (loss) per common share:
     Income (loss) before extraordinary item .    $   (1.16)    $   (2.89)    $   (0.16)    $  (33.22)    $    1.43     $    1.75
                                                  =========     =========     =========     =========     =========     =========
     Net income (loss) .......................    $   (1.16)    $   (2.89)    $   (0.16)    $  (16.02)    $    1.35     $    1.63
                                                  =========     =========     =========     =========     =========     =========
     Weighted average number of shares and
       common equivalent shares outstanding ..       10,277        10,034        10,000        15,503        19,451        17,120
                                                  =========     =========     =========     =========     =========     =========
  Other Financial Data:
     EBITDA(4) ...............................    $ 110,401     $  75,627     $   3,789     $  68,184     $ 148,013     $  80,533
                                                  =========     =========     =========     =========     =========     =========
CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in):
     Operating activities ....................    $  66,840     $  26,276     $   2,561     $  14,927     $  90,853     $  42,596
     Investing activities ....................      (31,815)        2,228        (3,021)      (14,862)     (525,652)     (263,897)
     Financing activities ....................      (37,627)      (33,317)       (1,491)       10,826       429,550       226,636




                                                          Successor Company                               Predecessor Company
                                          --------------------------------------------------        -------------------------------
                                                                              As of December 31,
                                          -----------------------------------------------------------------------------------------
                                             2001(5)             2000             1999(5)(6)          1998(5)              1997
                                          -----------         -----------        -----------        -----------         -----------
                                         (as restated)
                                                                                 (in thousands)

CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit) ...........   $    (7,313)        $     7,026        $    33,498        $  (216,802)        $    25,790
  Total assets ........................       744,765             775,476            830,740          1,355,267             604,561
  Total long-term liabilities .........       519,552             544,870            582,364            631,416             217,217
  Convertible preferred securities of a
     subsidiary trust .................            --                  --                 --            115,000             115,000
  Stockholders' equity ................       124,687             136,514            165,326            248,035             224,987

---------

(1) Interest expense for the period from January 1, 1999 through December 15, 1999 excludes $8.8 million of contractual interest that was not accrued during the Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.
(2) Reorganization items are comprised of items directly related to the Predecessor Company's Chapter 11 proceeding. See Notes to the Company's consolidated financial statements.
(3) Reflects gains and losses on the extinguishment of debt, net of applicable income taxes of $413 and $1,252 in 1998 and 1997, respectively.
(4) EBITDA (net income from continuing operations before interest expense, income tax expense, depreciation expense, amortization expense, minority interests, and other non-operating income) is frequently used by securities analysts and is presented here to provide additional information about the Company's EBITDA operations. EBITDA is not recognized by accounting principles generally accepted in the United States of America, should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operations as a measure of liquidity, and does not represent funds available for management's use. Further, the Company's EBITDA may not be comparable to similarly titled measures reported by other companies.
(5) Reflects the acquisition of a 50.0% ownership interest in 1998, 25.0% in 1999 and the final 25.0% interest in 2001, of five double-hull tankers. See Notes to the Company's consolidated financial statements.
(6) Reflects the Chapter 11 reorganization and the application of fresh-start accounting. See Notes to the Company's consolidated financial statements.
(7) Includes $4.1 million dollars for additional insurance premiums in the fourth quarter 2001 (See Note 21 of the Company's Consolidated Financial Statements).

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

         In August 2002, the Company restated its consolidated financial statements as of and for the year ended December 31, 2001. The restatement was made solely in order to accrue an additional $4.1 million operating expense in the fourth quarter 2001 related to supplemental marine insurance calls.

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

         The following table represents revenue for the Seabulk Offshore by major operating area as of December 31 (in thousands):

                                 2001            2000            1999
                               --------        --------        --------

         Domestic(1) .......   $ 83,686        $ 54,491        $ 50,188
         West Africa .......     69,305          48,268          46,953
         Middle East .......     22,450          34,242          40,335
         Southeast Asia ....     15,737          14,394          12,836
                               --------        --------        --------
         Total .............   $191,178        $151,395        $150,312
                               ========        ========        ========
-------------

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


                                         Q1 2001                                     Q2 2001
                        -----------------------------------------     ---------------------------------------
                         AHTS/        AHT/      Crew/                  AHTS/      AHT/      Crew/
                        Supply        Tugs     Utility      Other     Supply      Tugs     Utility     Other
                        -------      ------     ------     ------     ------     ------     ------     ------
DOMESTIC(1)
Vessels(2)(3)(4) ....        26          --         31          1         26         --         33          1
Bareboat-out(4) .....        --          --          2          1         --         --          2          1
Laid-Up .............         1          --         --          1          1         --         --          1
Effective
Utilization(5) ......        75%         --         87%        --         90%        --         87%        --
Day Rate ............   $ 6,946          --     $2,709         --     $7,397         --    $ 2,929         --


WEST AFRICA
Vessels(2)(3)(6)(8)          27           3          6          1         27          4          5          1
Laid-Up .............        --          --         --         --         --         --         --         --
Effective
Utilization(5) ......        83%         46%        85%        --         86%        41%        77%        84%
Day Rate ............   $ 6,325      $4,491     $2,754         --     $6,988     $5,528     $2,774     $6,160


MIDDLE EAST
Vessels(2)(3)(7)(9)
  (11)(12)                    5           8         11          7          5          8         11          7
Laid-Up12) ..........        --          --         --         --         --         --         --         --
Effective
Utilization(5) ......        77%         24%        66%        56%        92%        50%        59%        69%
Day Rate ............   $ 3,003      $4,129     $1,421     $5,197     $2,855     $3,889     $1,434     $5,393


SOUTHEAST ASIA
Vessels(2)(6)(10)(1)          8           1          5          1          8          1          5          1
Laid-Up .............        --          --          1         --         --         --          1         --
Effective
Utilization(5) ......        87%         37%        89%        33%        83%        46%        73%        71%
Day Rate ............   $ 5,347      $3,929     $1,429     $6,614     $4,277     $4,255      $1,443     $6,630



                                        Q3 2001                                      Q4 2001
                        ---------------------------------------     ---------------------------------------
                        AHTS/       AHT/       Crew/                 AHTS/       AHT/       Crew/
                        Supply      Tugs      Utility      Other     Supply      Tugs      Utility     Other
                        ------     ------     ------     ------     ------     ------      ------    ------
DOMESTIC(1)
Vessels(2)(3)(4) ....       26         --         32          1         26         --         32          1
Bareboat-out(4) .....       --         --         --          1         --         --         --          1
Laid-Up .............       --         --         --          1         --         --         --          1
Effective
Utilization(5) ......       83%        --         83%        --         63%        --         72%        --
Day Rate ............   $7,486         --     $3,061         --     $7,141         --     $2,928         --


WEST AFRICA
Vessels(2)(3)(6)(8)         27          4          6          1         27          4          6          1
Laid-Up .............       --         --         --         --         --         --         --         --
Effective
Utilization(5) ......       82%        63%        64%        84%        76%        86%        80%        96%
Day Rate ............   $7,644     $6,097     $2,715     $7,363     $7,829     $8,041     $3,358     $9,246


MIDDLE EAST
Vessels(2)(3)(7)(9)
  (11)(12)                   5          8          9          6          6          8          8          5
Laid-Up12) ..........       --         --         --         --         --          1          1          1
Effective
Utilization(5) ......       86%        48%        65%        43%        81%        60%        86%        64%
Day Rate ............   $2,954     $4,443     $1,611     $5,399     $3,121     $4,937      $1,671    $3,986


SOUTHEAST ASIA
Vessels(2)(6)(10)(1)         8         --          6          2          7         --          6          2
Laid-Up .............       --         --         --         --         --         --         --         --
Effective
Utilization(5) ......       79%        --         69%       100%        69%        --         51%        52%
Day Rate ............    $4,762        --     41,708     $8,298     $5,285         --     $1,674     $7,302


----------------

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


                                  Q1 2000                                 Q2 2000
                  ---------------------------------------    -----------------------------------
                  AHTS/       AHT/       Crew/                 AHTS/    AHT/    Crew/
                  Supply      Tugs      Utility   Other      Supply     Tugs   Utility    Other
                  ------     ------     ------    ------     ------    ------   ------    ------
DOMESTIC(1)
Vessels(2)(3) .       25        --        33         2        26        --        33         2
Bareboat-out(4)       --        --         6         1        --        --         2         1
Laid-Up .......        3        --         1         2         5        --         2         2
Effective
Utilization(5)        80%       --        79%       --        79%       --        81%       --
Day Rate ......   $3,663        --    $1,894        --    $4,024        --    $1,921        --


WEST AFRICA
Vessels(3) ....       24         4         5         1        25         4         5         1
Laid-Up .......        2         1         1         1         2         1         1         1
Effective
Utilization(5)..      85%       57%       53%       --        83%       60%       59%       --
Day Rate ......   $5,304    $4,289    $2,450        --    $5,618      $5,200   $2,460       --


MIDDLE EAST
Vessels(6) ....       24        21        29         8        21        21        29         8
Laid-Up .......       10         5        15        --        10         5        12        --
Effective
Utilization(5)        62%       72%       69%       69%       83%       74%       61%       70%
Day Rate ......   $2,899    $2,809    $1,373    $6,988    $2,995    $2,960    $1,446    $6,302


SOUTHEAST ASIA
Vessels .......        9         2         5         2         9         2         5         2
Laid-Up .......        3        --        --         1         2         1        --        --
Effective
Utilization(4)        49%        7%       46%       33%       90%       96%       66%       85%
Day Rate ......   $4,031    $8,516    $1,540    $8,086    $4,358    $4,569    $1,549    $5,268


                                  Q3 2000                                 Q4 2000
                    ---------------------------------------    -----------------------------------
                    AHTS/        AHT/      Crew/                 AHTS/    AHT/    Crew/
                    Supply       Tugs     Utility   Other      Supply     Tugs   Utility    Other
                    ------      ------    ------    ------     ------    ------   ------    ------
DOMESTIC(1)
Vessels(2)(3) .         26        --        31         2        26        --        32         2
Bareboat-out(4)         --        --         2         1        --        --         2         1
Laid-Up .......          3        --        --         2         2        --        --         2
Effective
Utilization(5)          76%       --        86%       --        68%       --        86%       --
Day Rate ......     $4,821        --    $2,117        --    $6,174        --    $2,403        --


WEST AFRICA
Vessels(3) ....         26         4         6         1        26         4         6         1
Laid-Up .......          1         2         1         1         1         2         1         1
Effective
Utilization(5)..        85%       81%       62%       --        87%       95%       84%       --
Day Rate ......     $5,887    $5,122    $2,809        --     $5820    $5,103    $2,978        --


MIDDLE EAST
Vessels(6) ....         18        21        24         8        12        16        19         8
Laid-Up .......         10         6        12        --         6         5         8        --
Effective
Utilization(5)          83%       50%       61%       55%       69%       45%       63%       55%
Day Rate ......     $2,634    $3,345    $1,483    $5,510    $3,544    $3,841    $1,543    $5,669


SOUTHEAST ASIA
Vessels .......         10         2         5         2        10         2         5         2
Laid-Up .......          2         1        --        --         2         1        --        --
Effective
Utilization(4)          85%       60%       69%       83%       68%       41%       83%       61%
Day Rate ......     $3,765    $7,364    $1,330    $5,474    $5,380    $4,775    $1,655    $5,085


----------------

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


                                  Q1 1999                                 Q2 1999
                  ---------------------------------------    -----------------------------------
                  AHTS/       AHT/       Crew/                 AHTS/    AHT/    Crew/
                  Supply      Tugs      Utility   Other      Supply     Tugs   Utility    Other
                  ------     ------     ------    ------     ------    ------   ------    ------
DOMESTIC(1)
Vessels .......       25        --        35         2        24        --        34         3
Bareboat-out(2)        1        --         5        --         1        --         5        --
Laid-Up(3) ....        1        --         1         1         2        --         1         2
Effective
Utilization(4)        73%       --        68%       77%       81%       --        75%       50%
Fleet
Utilization(4)        70%       --        66%       77%       74%       --        73%       33%
Day Rate ......   $4,842        --    $2,142    $5,765    $4,007        --    $1,881    $5,259


WEST AFRICA
Vessels .......       24         4         5         1        25         4         5         1
Laid-Up .......       --        --        --        --        --        --        --        --
Effective
Utilization(4)        74%       89%       71%       --        61%       88%       44%       41%
Fleet
Utilization(4)        74%       89%       71%       --        61%       88%       44%       41%
Day Rate ......   $7,838    $6,414    $2,910        --    $7,189    $5,508    $2,622    $5,218


MIDDLE EAST
Vessels(5)(6) .       24        23        29        10        24        23        30         9
Laid-Up .......        5         2        12         1         7         2        13        --
Effective
Utilization(4)        53%       50%       87%       60%       46%       39%       74%       72%
Fleet
Utilization(4)        42%       46%       52%       54%       33%       36%       42%       72%
Day Rate ......   $4,127    $2,905    $1,385    $7,127    $3,382    $2,889    $1,364    $6,383


SOUTHEAST ASIA
Vessels .......        9         2         4         2         9         2         4         2
Laid-Up .......        2        --        --        --         2        --        --        --
Effective
Utilization(4)        59%       73%      100%       39%       63%       40%      100%       76%
Fleet
Utilization(4)        46%       73%      100%       39%       49%       40%      100%       76%

Day Rate ......   $5,565    $5,308    $1,577    $5,029    $4,593    $7,042    $1,586    $7,079






                                  Q3 1999                                 Q4 1999
                  ---------------------------------------    -----------------------------------
                  AHTS/       AHT/       Crew/                 AHTS/    AHT/    Crew/
                  Supply      Tugs      Utility   Other      Supply     Tugs   Utility    Other
                  ------     ------     ------    ------     ------    ------   ------    ------
DOMESTIC(1)
Vessels .......       25        --        34         2        25        --        34         2
Bareboat-out(2)       --        --         5         1        --        --         5         1
Laid-Up(3) ....        2        --         2         2         2        --         2         2
Effective
Utilization(4)        84%       --        78%      100%       83%       --        91%       --
Fleet
Utilization(4)        77%       --        73%       43%       77%       --        85%       --
Day Rate ......   $3,392        --    $1,755    $1,317    $3,520        --    $1,823        --


WEST AFRICA
Vessels .......       24         4         5         1        24         4         5         1
Laid-Up .......       --        --        --         1         1         1        --         1
Effective
Utilization(4)        52%       60%       49%       --        66%       67%       77%       --
Fleet
Utilization(4)        52%       60%       49%       --        63%       50%       77%       --
Day Rate ......   $6,056    $5,094    $2,675        --     $6,145   $4,734    $2,351        --


MIDDLE EAST
Vessels(5)(6) .       24        21        30         8        24        21        29         8
Laid-Up .......        8         4        13        --         8         5        13        --
Effective
Utilization(4)        47%       61%       70%       68%       44%       51%       78%       64%
Fleet
Utilization(4)        31%       49%       40%       68%       29%       38%       43%       64%
Day Rate ......   $3,308    $2,822    $1,407     $5,828   $3,304     $3,193   $1,629    $6,048


SOUTHEAST ASIA
Vessels .......        9         2         4         2         9         2         5         2
Laid-Up .......        3        --        --        --         3        --        --        --
Effective
Utilization(4)        61%       54%       99%       50%       48%       37%       81%       --
Fleet
Utilization(4)        43%       54%       99%       50%       32%       37%       81%       --
Day Rate ......   $4,753    $6,546    $1,645    $4,295    $3,187    $8,227    $1,549        --


------------------

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

         The following table sets forth the number of vessels and revenue for the Company's chemical and product carriers:


                                                     Year Ended December 31,
                                              -------------------------------------
                                                2001       2000(1)(3)    1999(2)(3)
                                              --------     ---------     ----------
Number of vessels owned at end of period            10            10            11
Revenue (in thousands) .................      $112,694      $126,670      $143,401

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

         The following table summarizes certain operating information for the Company's tugs.


                                                        Year Ended December 31,
                                                    ---------------------------------
                                                      2001        2000         1999
                                                    -------      -------      -------
Number of tugs at end of period ................         31           33           37
Towing revenue (in thousands) ..................    $33,493      $33,106      $42,959

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

         Insurance costs consist primarily of premiums paid for (i) protection and indemnity insurance for the Company's marine liability risks, which are insured by a mutual insurance association of which the Company is a member and through the commercial insurance markets; (ii) hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and (iii) general liability and other traditional insurance, which is provided through the commercial insurance markets. Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year. The Company has been notified by its insurance protection of indemnity club of additional insurance calls allegedly necessitated by investment mismanagement by the club's advisors causing reserve shortfalls for the club. This company is contesting the validity of these calls. The Company accrued a $4.1 million expense in the fourth quarter 2001 related to these calls (see Note 2 to the consolidated financial statements).

RESULTS OF OPERATIONS

         Results for 2001 and 2000 reflect years of operation after the Company's adoption of Fresh Start Accounting upon its emergence from Chapter 11 on December 15, 1999 (the Effective Date). See Note 4 to the Company's consolidated financial statements. Thus the Company's consolidated statements of operations and cash flows after the Effective Date reflect a new reporting Company and are not comparable to periods prior to the Effective Date.

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:


                                                                              Year Ended December 31,
                                                      ------------------------------------------------------------------------
                                                               2001                     2000                    1999
                                                      --------------------      --------------------      --------------------
                                                         (as restated)
                                                                            (dollars in millions)
Revenue ........................................      $  346.7       100.0%     $  320.5       100.0%     $  342.2       100.0%
Operating expenses .............................         199.3        57.0%        205.2        64.0%        220.8        65.0%
Overhead expenses ..............................          37.0        11.0%         39.6        12.0%         49.4        14.0%
Depreciation, amortization, drydocking and other          61.3        18.0%         50.3        16.0%         81.5        24.0%
                                                      --------       -----      --------       -----      --------       -----
Income (loss) from operations ..................      $   49.1        14.0%     $   25.4         8%       $   (9.5)       (3.0)%
                                                      ========       =====      ========       =====      ========       =====

Interest expense, net ..........................      $   55.7        16.0%     $   62.0        19.0%     $   73.1        21.0%
                                                      ========       =====      ========       =====      ========       =====

Other income (expense) .........................      $   (0.2)        0.0%     $   12.6         4.0%     $  (32.7)      (10.0)%
                                                      ========       =====      ========       =====      ========       =====

Reorganization items ...........................      $     --          --      $     --          --      $ (433.3)     (127.0)%
                                                      ========       =====      ========       =====      ========       =====
Net loss .......................................      $  (12.0)       (3.0)%    $  (29.0)       (9.0)%    $ (249.9)      (73.0)%
                                                      ========       =====      ========       =====      ========       =====


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

         OPERATING EXPENSES. Operating expenses decreased 2.9% to $199.3 million from $205.2 million for 2000 primarily due to the lease termination and retirement of two tankers and the change of three tankers from spot trading to time charters in the Company's marine transportation services operations. This decrease is offset in part by higher crew salaries and benefits and consumables and supplies expenses in offshore energy support operations. Total 2000 operating expenses (primarily charter hire, fuel and port charges) relating to the two tankers noted above amounted to $13.6 million. Since three tankers were changed from spot trading to time charters in 2001, fuel and port charges significantly decreased as these expenses are the responsibility of the charterer under time charters. Operating expenses for 2001 were also adversely affected by $4.1 million of supplemental insurance calls assessed by the Club to cover current and anticipated investment losses (see Note 2 to the Company's consolidated financial statements). The increase in offshore crew salaries and benefits is primarily due to additional maritime staff resulting from (1) purchase of two crewboats in December 2000 and May 2001, (2) termination of a bareboat-out contract for two crewboats and (3) increased utilization of vessels in the Gulf of Mexico and West Africa. Under a bareboat contract, the charterer is responsible for crewing and operating the vessel. Additionally, expenses for consumables and supplies increased in the West Africa operating region due to increased operating activity.

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

         INCOME FROM OPERATIONS. Income from operations increased 93.6% to $49.1 million in 2001 compared to $25.4 million in 2000 as a result of higher day rates in the Company's offshore energy support business and lower operating and overhead expenses.

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

         NET LOSS. The Company's net loss decreased 58.7% to $12.0 million in 2001 from $29.0 million for 2000 as a result of higher revenue and lower operating and interest expenses. The provision for income taxes increased from $4.8 million in 2000 to $5.2 million in 2001 primarily due to higher foreign revenue. As of December 31, 2001 and 2000, management believes that it was more likely than not that the deferred tax assets would not be realized. Therefore, a full valuation allowance is recorded reducing the net deferred tax assets to zero.

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


                                                                                 Payments Due by Period
                                                        ---------------------------------------------------------------------
Contractual                                              Less Than 1
Obligations                             Total               Year           1 - 3 Years       4 - 5 Years        Over 5 Years
-----------                         --------------      -------------     -------------    --------------      --------------
Long-term debt and
Senior Notes                        $535.3 million(a)   $38.4 million     $69.7 million    $120.9 million      $306.3 million
Capital lease obligations             48.3 million        5.3 million      10.0 million       8.8 million        24.2 million
Operating leases                      24.0 million        4.6 million       7.5 million       6.6 million         5.3 million
                                    --------------      -------------     -------------    --------------      --------------
Total contractual cash
obligations                         $607.6 million      $48.3 million     $87.2 million    $136.3 million      $335.8 million
                                    ==============      =============     =============    ==============      ==============


-----------

(a) Total contractual obligations for long-term debt and Senior Notes excludes unamortized discount of $15.3 million.

         Long-term debt and the Senior Notes consisted of the following at December 31, 2001:

                                                            Outstanding Balance
                                           2001                    as of                                  Interest Rate as of
Facility                                 Payments            December 31, 2001            Maturity           March 1, 2002
--------                                 --------            -----------------            --------        -------------------
Tranche A term loan                     $8.6 million          $ 52.4 million               2004                   5.13%
Tranche B term loan                     $1.2 million          $ 24.6 million               2005                   5.63%
Tranche C term loan                     $4.0 million          $ 78.0 million               2006                   6.13%
Amendment fee note                      $1.0 million          $  4.8 million               2002                   15.00%
Senior Notes                            $0.0 million          $ 81.6 million(1)            2007                   13.50%
Title XI Financing Bonds                $8.3 million          $241.6 million           2005 to 2024          6.50% to 10.00%
Other notes payable                     $4.7 million          $ 27.9 million              Various                Various
Revolving credit facility               $5.3 million(2)       $  9.0 million               2004                   5.13%

----------------------

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

         On August 9, 2002, the Company executed the seventh amendment to the credit facility which waived the Company's non-compliance with its working capital covenants at December 31, 2001, which occurred as a result of the restatement discussed in Note 2 to the Company's consolidated financial statements.

         At December 31, 2001, the Company had a working capital deficit of approximately $7.3 million as day rates and utilization during the last four months of 2001 sharply declined for offshore vessels working in the Gulf of Mexico. The slowdown in the domestic market was offset in part by continued strength in the Company's international offshore operations, where rising day rates throughout the year contributed to increased revenue in West Africa and Southeast Asia. This increase revenue was driven by higher exploration and production spending as major oil companies moved ahead with oil exploration and development programs outside the U.S. Nonetheless, during the second half of 2001, there was a noticeable softening in both energy demand and the prices paid for oil and natural gas. Management believes that the softening trend is unlikely to affect international exploration and development outlays in key areas where the Company operates as most of the activity there is controlled by the international oil companies, whose strategy reflects a longer-term time horizon. Since the September 11 attacks and subsequent war on terrorism, the U.S. economy has been subject to further downward pressure and, as we enter 2002, the timing of a recovery in the domestic offshore segment is less certain. We therefore do not expect earnings in 2002 from the offshore segment to match those of 2001. Nevertheless, consistent with industry forecasts regarding exploration and production spending, the Company believes that the energy fundamentals that drive the offshore industry will lead to a recovery in the U.S. offshore market during the second half of 2002 and that the more important international offshore markets will remain strong throughout the year. However, there can be no assurance this will occur. The Company also expects to benefit from higher earnings in its tanker business as a result of higher time charter and bareboat charter rates that take effect in 2002.

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

Exhibit
Number      Exhibits
------      --------

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

  3.1(c)**  Certificate of Merger changing the name of the Company.

  3.2*      By-laws of the Company.

  4.1*      Form of Common Stock Certificate of the Company.

  4.1(a)**  Form of Common Stock Certificate reflecting new name of the Company.

  4.2*      Form of Class A Warrant Certificate of the Company.

  4.2(a)** Form of Class A Warrant Certificate reflecting new name of the Company.

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

  10.9** Fifth Amendment dated November 8, 2001 among Seabulk International Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

  10.10** Sixth Amendment dated March 15, 2002 among Seabulk International Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

  10.11* Employment Agreement dated as of April 18, 2000 between the Company and Gerhard E. Kurz.

  10.12** Amendment to Employment Agreement dated July 16, 2001 between the Company and Gerhard E. Kurz.

  21*       Subsidiary List.

  21(a)**   Revised Subsidiary List.

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

--------------------------
*    Incorporated herein by reference.
** Filed as exhibit to original Annual Report on Form 10-K for the Year ended December 31, 2001 filed with the Commission on March 29, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SEABULK INTERNATIONAL, INC.

                                       By: Gerhard E. Kurz
                                           -------------------------------------
                                           Gerhard E. Kurz
                                           President, Chief Executive Officer,
                                           and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                              Title                                 Date
              ---------                              -----                                 ----
/s/ James J. Gaffney                     Chairman of the Board, and                  August 14 2002
--------------------------------------   Director
          James J. Gaffney


/s/ Gerhard E. Kurz                      President, Chief Executive Officer,         August 14 2002
--------------------------------------   and Director
           Gerhard E. Kurz


/s/ Vincent deSostoa                     Senior Vice President and                   August 14 2002
--------------------------------------   Chief Financial Officer
          Vincent deSostoa               (Principal Financial Officer)


/s/ Jean Fitzgerald                      Director                                    August 14 2002
--------------------------------------
           Jean Fitzgerald


/s/ Thomas P. Moore, Jr.                 Director                                    August 14 2002
--------------------------------------
        Thomas P. Moore, Jr.


/s/ Donald R. Shepherd                   Director                                    August 14 2002
--------------------------------------
         Donald R. Shepherd


/s/ Peter H. Cressy                      Director                                    August 14 2002
--------------------------------------
           Peter H. Cressy


/s/ John F. McGovern                     Director                                    August 14 2002
--------------------------------------
          John F. McGovern


/s/ Robert Keiser                        Director                                    August 14, 2002
--------------------------------------
         Robert Keiser



                  Seabulk International, Inc. and Subsidiaries

            Index to Consolidated Financial Statements and Schedules


Report of Independent Certified Public Accountants......................................F-2

Consolidated Financial Statements:

Consolidated Statements of Operations for the years ended December 31, 2001 (as restated) and 2000, the period from December 16, 1999 to December 31, 1999
(Successor Company) and the period from January 1, 1999 to December 15, 1999
(Predecessor Company)...................................................................F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2001 (as restated) and 2000, the period from December 16, 1999 to December 31, 1999
(Successor Company) and the period from January 1, 1999 to December 15, 1999
(Predecessor Company)..................................................................F-4

Consolidated Balance Sheets as of December 31, 2001 (as restated) and 2000.............F-6

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2001(as restated) and 2000, the period from December 16, 1999 to
December 31, 1999 (Successor Company) and the period from January 1, 1999 to
December 15, 1999 (Predecessor Company)................................................F-7

Notes to Consolidated Financial Statements (as restated)...............................F-9

All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Seabulk International, Inc.

         We have audited the accompanying consolidated balance sheets of Seabulk International, Inc. (formerly known as Hvide Marine Incorporated) as of December 31, 2001 (as restated) and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 (as restated) and 2000 and for the period from December 16, 1999 to December 31, 1999 (Successor Company) and for the period from January 1, 1999 to December 15, 1999 (Predecessor Company). The Predecessor Company and the Successor Company are hereinafter referred to collectively as the Company. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seabulk International, Inc. at December 31, 2001 (as restated) and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 (as restated) and 2000 and for the period from December 16, 1999 to December 31, 1999 (Successor Company), and for the period from January 1, 1999 to December 15, 1999 (Predecessor Company), in conformity with accounting principles generally accepted in the United States.

         The December 31, 2001 consolidated financial statements have been restated as described in Note 2.




                                       /s/ Ernst & Young LLP

Miami, Florida
February 6, 2002, except for Note 2, as
  to which the date is August 14, 2002, the penultimate and ultimate paragraphs of Note 5, as to which the dates are March 15, 2002 and August 9, 2002, respectively, and Note 20, as to which the date is March 22, 2002

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                                  Successor Company              Predecessor
                                                                        -------------------------------------      Company
                                                                                                  Period From   -------------
                                                                                                  December 16    Period From
                                                                        Year Ended December 31,        to       January 1 to
                                                                        -----------------------    December 31,  December 15,
                                                                           2001            2000        1999          1999
                                                                        ---------     ---------    -----------   ------------
                                                                      (as restated)
Revenue ............................................................    $ 346,730     $ 320,483     $  13,479     $ 328,751
Operating expenses:
   Crew payroll and benefits .......................................       96,431        90,370         4,155        91,374
   Charter hire and Title XI guarantee fee .........................        6,326        12,802           554        15,791
   Repairs and maintenance .........................................       25,810        24,522           719        26,045
   Insurance .......................................................       15,809        12,645           532        12,716
   Consumables .....................................................       34,955        40,605         1,660        35,966
   Rent and utilities ..............................................       19,996        24,282           427        30,861
                                                                        ---------     ---------     ---------     -----------
     Total operating expenses ......................................      199,327       205,226         8,047       212,753
Overhead expenses:
   Salaries and benefits ...........................................       21,531        22,083           870        18,048
   Office ..........................................................        5,993         6,113           220         6,563
   Professional fees ...............................................        3,429         4,629           211        10,447
   Other ...........................................................        6,049         6,805           342        12,757
                                                                        ---------     ---------     ---------     -----------
     Total overhead expenses .......................................       37,002        39,630         1,643        47,815
Depreciation, amortization and drydocking ..........................       59,913        50,271         2,069        79,409
Write-down of assets held for sale .................................        1,400            --            --            --
                                                                        ---------     ---------     ---------     -----------
Income (loss) from operations ......................................       49,088        25,356         1,720       (11,226)
Other (expense) income:
   Interest expense ................................................      (55,907)      (62,714)       (2,756)      (71,215)
   Interest income .................................................          240           704            68           841
   Minority interest and equity in losses (earnings) of subsidiaries           35         1,639          (408)       (2,596)
   (Loss) gain on disposal of assets ...............................         (134)        3,863            --       (25,658)
   Other ...........................................................          (73)        7,072          (189)       (3,875)
                                                                        ---------     ---------     ---------     -----------
     Total other expense, net ......................................      (55,839)      (49,436)       (3,285)     (102,503)
                                                                        ---------     ---------     ---------     -----------
Loss before reorganization items, income taxes, and
   extraordinary item ..............................................       (6,751)      (24,080)       (1,565)     (113,729)
Reorganization items:
   Professional fees ...............................................           --            --            --        (8,535)
   Write down of goodwill and property .............................           --            --            --      (419,998)
   Other, net ......................................................           --            --            --        (4,740)
                                                                        ---------     ---------     ---------     -----------
     Total reorganization items ....................................           --            --            --      (433,273)
                                                                        ---------     ---------     ---------     -----------
Loss before income taxes and extraordinary item ....................       (6,751)      (24,080)       (1,565)     (547,002)
Provision for (benefit from) income taxes ..........................        5,210         4,872            --       (32,004)
                                                                        ---------     ---------     ---------     -----------
Loss before extraordinary item .....................................      (11,961)      (28,952)       (1,565)     (514,998)
Gain on early extinguishment of debt, net of applicable
   income taxes ....................................................           --            --            --       266,643
                                                                       ---------     ---------     ---------     -----------
     NET LOSS ......................................................   $ (11,961)    $ (28,952)    $  (1,565)    $ (248,355)
                                                                       =========     =========     =========     ===========

Net loss per common share - basic and diluted:
Loss before extraordinary item .....................................   $   (1.16)    $   (2.89)    $   (0.16)    $    (33.22)
Gain on early extinguishment of debt ...............................          --            --            --           17.20
                                                                       ---------     ---------     ---------     -----------
   Net loss per common share .......................................   $   (1.16)    $   (2.89)    $   (0.16)    $    (16.02)
                                                                       =========     =========     =========     ===========

Weighted average common shares outstanding .........................      10,277        10,034        10,000          15,503
                                                                       =========     =========     =========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                         Successor Company            Predecessor
                                                                               -----------------------------------      Company
                                                                                                       Period From    ------------
                                                                                                       December 16     Period From
                                                                                                            to        January 1 to
                                                                               Year Ended December 31,  December 31,   December 15,
                                                                               ----------------------   ------------   ------------
                                                                                2001          2000          1999          1999
                                                                              ---------     ---------     ---------     ---------
                                                                            (as restated)
OPERATING ACTIVITIES:
  Net loss ...............................................................    $ (11,961)    $ (28,952)    $  (1,565)    $(248,355)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Reorganization items:
         Write-off of goodwill ...........................................           --            --            --        88,052
         Revaluation of property and related assets ......................           --            --            --       331,946
         Accrued reorganization expenses .................................           --        (4,494)           --         5,828
         Revaluation of other liabilities and assets .....................           --            --            --         2,872
       Gain on early extinguishment of debt ..............................           --            --            --      (266,643)
       Depreciation and amortization of vessels and equipment ............       45,212        43,498         1,801        64,220
       Provision for bad debts ...........................................          228         1,021            56         6,180
       Loss (gain) on disposal of assets .................................          134        (3,863)           --        25,658
       Amortization of drydocking costs ..................................       14,701         6,773           268        11,249
       Amortization of goodwill ..........................................           --            --            --         3,940
       Amortization of discount on long-term debt and financing costs ....        5,324         5,672           180         2,777
       Deferred income tax benefit .......................................           --            --            --       (32,004)
       Minority partners' equity in (losses) earnings of subsidiaries, net          (35)       (1,639)          408         2,596
       Write-down of assets held for sale ................................        1,400            --            --            --
          Senior and notes payable issued for payment of interest and fees        1,752         1,493            --            --
       Other non-cash items ..............................................          459           (75)           --          (164)
       Changes in operating assets and liabilities:
           Accounts receivable ...........................................        3,210       (13,394)        1,172        20,000
           Marine operating supplies .....................................         (476)          994           239           232
           Other current and long-term assets ............................       (5,009)       19,355         1,306        (1,349)
           Accounts payable and other liabilities ........................       11,901          (113)       (1,304)       (2,108)
                                                                              ---------     ---------     ---------     ---------
             Net cash provided by operating activities ...................       66,840        26,276         2,561        14,927

INVESTING ACTIVITIES:
  Purchases of vessels and equipment .....................................       (9,282)      (12,047)         (597)      (57,144)
  Expenditures for drydocking ............................................      (29,449)      (14,366)       (1,424)       (5,060)
  Payments on vessels under construction .................................           --            --            --        (5,102)
  Purchases of restricted investments ....................................       (1,677)           --            --       (45,790)
  Redemption of restricted investments ...................................        2,542         2,931            --        65,382
  Proceeds from disposals of vessels and equipment .......................        6,575        25,710            --        32,852
  Purchase of minority interest ..........................................         (524)           --        (1,000)           --
                                                                              ---------     ---------     ---------     ---------
     Net cash (used in) provided by investing activities .................      (31,815)        2,228        (3,021)      (14,862)


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Successor Company             Predecessor
                                                                           -----------------------------------        Company
                                                                                                       Period From  ------------
                                                                                                       December 16     Period From
                                                                                                           to        January 1 to
                                                                             Year Ended December 31,    December 31,   December 15,
                                                                             ----------------------     ------------  ------------
                                                                               2001          2000          1999          1999
                                                                             ---------     ---------     ---------     ---------
                                                                           (as restated)
FINANCING ACTIVITIES:
  (Repayments) proceeds from revolving credit facility, net ...............    (5,250)       14,250            --            --
  Proceeds from Debtor-in-Possession (DIP) credit facility ................        --            --            --        26,690
  Proceeds from long-term borrowings ......................................        --            --            --       245,208
  Repayment of long-term borrowings .......................................   (19,504)      (33,390)          (80)     (288,205)
  Proceeds from issuance of Successor Company senior secured notes and
     Warrants .............................................................        --            --            --        85,500
  Proceeds from issuance of Title XI bonds ................................        --            --            --         5,428
  Repayment of Title XI bonds .............................................    (8,312)       (9,282)       (1,252)       (6,643)
  Increase in restricted cash .............................................    (1,006)           --            --       (15,217)
  Payments of financing costs .............................................        --          (596)           --       (12,678)
  Proceeds from exercise of warrants ......................................         3            --            --            --
  Payments of obligations under capital leases ............................    (3,558)       (4,300)         (159)       (2,820)
  Proceeds from issuance of common stock ..................................        --             1            --           253
  Repayment of DIP credit facility ........................................        --            --            --       (26,690)
                                                                            ---------     ---------     ---------     ---------
     Net cash (used in) provided by financing activities ..................   (37,627)      (33,317)       (1,491)       10,826
                                                                            ---------     ---------     ---------     ---------
  Change in cash and cash equivalents .....................................    (2,602)       (4,813)       (1,951)       10,891
  Cash and cash equivalents at beginning of period ........................    14,233        19,046        20,997        10,106
                                                                            ---------     ---------     ---------     ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................. $  11,631     $  14,233     $  19,046     $  20,997
                                                                            =========     =========     =========     =========

Supplemental schedule of noncash investing and financing activities:
  Note payable issued for amendment fee to credit facility ................ $      --     $   4,500     $      --     $      --
                                                                            =========     =========     =========     =========
  Notes payable issued for the acquisition of vessels ..................... $      --     $      --     $   8,586     $      --
                                                                            =========     =========     =========     =========
  Capital lease obligations for the acquisition of vessels and equipment .. $      --     $   5,332     $      --     $      --
                                                                            =========     =========     =========     =========
  Senior and notes payable issued for payment of accrued interest and fees  $   1,752     $   1,493     $      --     $      --
                                                                            =========     =========     =========     =========
  Notes payable issued for acquisition of minority interest ............... $  10,500     $      --     $      --     $      --
                                                                            =========     =========     =========     =========
Supplemental disclosures:
  Interest paid, net of interest capitalized .............................. $  47,279     $  56,219     $     739     $  57,821
                                                                            =========     =========     =========     =========
  Income taxes paid ....................................................... $   3,304     $   4,478     $      --     $     734
                                                                            =========     =========     =========     =========
  Cash paid for professional fees in connection with Chapter 11 proceeding  $      --     $      --     $      --     $   4,575
                                                                            =========     =========     =========     =========


  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)


                                                                                                     December 31,
                                                                                              -------------------------
                                                                                                 2001           2000
                                                                                              ---------       ---------
                                                                                            (as restated)
ASSETS
Current assets:
   Cash and cash equivalents ...........................................................      $  11,631       $  14,233
   Restricted cash .....................................................................          1,337             331
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,919 in 2001 and $6,398 in 2000          50,088          53,526
     Insurance claims and other ........................................................         16,282          11,516
   Marine operating supplies ...........................................................         10,049           9,638
   Prepaid expenses ....................................................................          2,984           3,055
                                                                                              ---------       ---------
     Total current assets ..............................................................         92,371          92,299

Vessels and equipment, net .............................................................        589,371         639,896
Deferred costs, net ....................................................................         48,899          38,159
Restricted investments .................................................................             --             865
Other ..................................................................................         14,124           4,257
                                                                                              ---------       ---------
     Total assets ......................................................................      $ 744,765       $ 775,476
                                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................      $  18,171       $  12,906
   Current maturities of long-term debt ................................................         38,367          33,270
   Current obligations under capital leases ............................................          2,972           3,580
   Accrued interest ....................................................................          1,455           1,677
   Accrued liabilities and other .......................................................         38,719          33,840
                                                                                              ---------       ---------
     Total current liabilities .........................................................         99,684          85,273

Long-term debt .........................................................................        399,974         426,849
Obligations under capital leases .......................................................         31,768          34,718
Senior notes ...........................................................................         81,635          79,108
Other liabilities ......................................................................          6,175           4,195
                                                                                              ---------       ---------
     Total liabilities .................................................................        619,236         630,143

Commitments and contingencies

Minority interest ......................................................................            842           8,819

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; issued and outstanding, none .......             --              --
   Class A common stock--$.01 par value, authorized 20,000 shares; 10,506 and 10,117
   shares issued and outstanding in 2001 and 2000, respectively ........................            105             101
   Additional paid-in capital ..........................................................        167,259         166,963
   Unearned compensation ...............................................................           (198)             --
   Accumulated other comprehensive loss ................................................             (1)            (33)
   Accumulated deficit .................................................................        (42,478)        (30,517)
                                                                                              ---------       ---------
   Total stockholders' equity ..........................................................        124,687         136,514
                                                                                              ---------       ---------
     Total liabilities and stockholders' equity ........................................      $ 744,765       $ 775,476
                                                                                              =========       =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                                  Class A                       Class B
                                                               Common Stock                   Common Stock             Additional
                                                        -------------------------       -------------------------        Paid-In
                                                          Shares          Amount          Shares         Amount          Capital
                                                        ---------       ---------       ---------       ---------      ----------
PREDECESSOR COMPANY
BALANCE AT DECEMBER 31, 1998 .....................         12,873       $      13           2,547       $       2       $ 196,822
Common stock issued pursuant to employee stock
  purchase plan ..................................             79              --              --              --             253
Stock compensation pursuant to key employee stock
  plan ...........................................             --              --              --              --             104
Common stock issued to directors .................             55              --              --              --             130
Other ............................................             --              --              --              --            (167)
Conversion of common stock .......................          2,020               2          (2,020)             (2)             --
Cancellation of Predecessor Company common stock
  and elimination of existing stockholders' equity
  upon emergence from bankruptcy .................        (15,027)            (15)           (527)             --        (197,142)
Issuance of Successor Company common stock .......         10,000             100              --              --         154,881
Warrants issued in connection with exit financing              --              --              --              --          11,910
  Net loss .......................................             --              --              --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
SUCCESSOR COMPANY
BALANCE AT DECEMBER 15, 1999 .....................         10,000             100              --              --         166,791
Net loss .........................................             --              --              --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
BALANCE AT DECEMBER 31, 1999 .....................         10,000             100              --              --         166,791
Comprehensive loss:
   Net loss ......................................             --              --              --              --              --
   Translation adjustment ........................             --              --              --              --              --
        Total comprehensive loss
Common stock issued to employees .................             28              --              --              --             172
Common stock issued upon exercise of warrants ....             89               1              --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
BALANCE AT DECEMBER 31, 2000 .....................         10,117             101              --              --         166,963
Comprehensive loss:
   Net loss (as restated) ........................             --              --              --              --              --
   Translation adjustment ........................             --              --              --              --              --
        Total comprehensive loss (as restated)

Common stock issued upon exercise of warrants ....            314               3              --              --              --
Restricted common stock issued to officer ........             75               1              --              --             296
                                                        ---------       ---------       ---------       ---------       ---------
BALANCE AT DECEMBER 31, 2001 (as restated) .......         10,506       $     105              --       $      --       $ 167,259
                                                        =========       =========       =========       =========       =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                             Accumulated                         Retained
                                                                Other                            Earnings
                                                            Comprehensive       Unearned       (Accumulated
                                                                 Loss         Compensation        Deficit)            Total
                                                            -------------     ------------     --------------       ---------
PREDECESSOR COMPANY
BALANCE AT DECEMBER 31, 1998 .........................        $      --         $      --         $  51,198         $ 248,035
Common stock issued pursuant to employee stock
  purchase plan ......................................               --                --                --               253
Stock compensation pursuant to key employee stock plan               --                --                --               104
Common stock issued to directors .....................               --                --                --               130
Other ................................................               --                --                --              (167)
Conversion of common stock ...........................               --                --                --                --
Cancellation of Predecessor Company common
  stock and elimination of existing stockholders'
     equity upon emergence from bankruptcy ...........               --                --           197,157                --
Issuance of Successor Company common stock ...........               --                --                --           154,981
Warrants issued in connection with exit financing ....               --                --                --            11,910
  Net loss ...........................................               --                --          (248,355)         (248,355)
                                                              ---------         ---------         ---------         ---------

SUCCESSOR COMPANY
BALANCE AT DECEMBER 15, 1999 .........................               --                --                --           166,891
Net loss .............................................               --                --            (1,565)           (1,565)
                                                              ---------         ---------         ---------         ---------
BALANCE AT DECEMBER 31, 1999 .........................               --                --            (1,565)          165,326
Comprehensive loss:
   Net loss ..........................................               --                --           (28,952)          (28,952)

   Translation adjustment ............................              (33)               --                --               (33)
                                                                                                                    ---------

        Total comprehensive loss .....................               --                --                --           (28,985)
Common stock issued to employees .....................               --                --                --               172
Common stock issued upon exercise of warrants ........               --                --                --                 1
                                                              ---------         ---------         ---------         ---------
BALANCE AT DECEMBER 31, 2000 .........................              (33)               --           (30,517)          136,514
Comprehensive loss:
   Net loss (as restated) ............................               --                --           (11,961)          (11,961)

   Translation adjustment ............................               32                --                --                32
                                                                                                                    ---------
        Total comprehensive loss (as restated) .......               --                --                --           (11,929)
Common stock issued upon exercise of warrants ........               --                --                --                 3
Restricted common stock issued to officer ............               --              (198)               --                99
                                                              ---------         ---------         ---------         ---------
BALANCE AT DECEMBER 31, 2001 (as restated) ...........        $      (1)        $    (198)        $ (42,478)        $ 124,687
                                                              =========         =========         =========         =========


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

         The Predecessor Company and substantially all of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on September 8, 1999 (the "Petition Date"). The Bankruptcy Court confirmed the Company's Joint Plan of Reorganization (the "Plan") on December 9, 1999, and the Plan became effective on December 15, 1999 (the "Effective Date"). The Company emerged from bankruptcy on December 15, 1999; see Note 4 for additional information.

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

         As of December 31, 1999, the Company had an equity interest of 75.8% in the five double-hull tankers. On January 15, 2001, the Company purchased the remaining 24.2% equity interest for approximately $11.0 million (see Note 17). The double-hull tankers were not a party to the Chapter 11 proceeding.

2. RESTATEMENT

         In December 2001, the Company was notified by its protection and indemnity marine insurance club (Steamship), of approximately $4.1 million in additional insurance premiums. The additional premiums were assessed on policy years 1999 through 2001 to cover investment losses and reserve shortfalls experienced by Steamship in 2001. Upon receipt of the notification, the Company vigorously contested the authority of Steamship to levy such assessments and contested the calculation basis of the assessments. Through the second quarter of 2002, the Company gathered additional facts, spoke to outside advisors and, based on the advice of Steamship, filed a formal protest with Steamship's Board of Directors. On May 27, 2002, the Company received Steamship's response rejecting the Company's grounds for protest and reasserting the premium assessments based on the authority of the Steamship Directors to levy such calls at their discretion. Based on the response from Steamship and information obtained from outside advisors, the Company concluded that it was within Steamship's authority to levy the premium assessments. Therefore, the Company determined that the additional premiums should have been recorded in the period in which they were notified of the assessment.

         Accordingly, the accompanying consolidated financial statements as of and for the year ended December 31, 2001 have been restated to reflect approximately $4.1 million of additional insurance premiums. The effect of the restatement is summarized below:


                                                             As Reported      As Restated
                                                             -----------     --------------
                                                        (in thousands, except per share data)
         Income from operations ......................        $ 53,181         $ 49,088
         Net loss ....................................          (7,868)         (11,961)
         Net loss per common share - basic and diluted           (0.77)           (1.16)

         Accrued liabilities and other ...............          36,583           38,719
         Other liabilities ...........................           4,218            6,175
         Accumulated deficit .........................         (38,385)         (42,478)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         During the fourth quarter of fiscal 2001, management decided to sell the fixed assets of the Company's subsidiary, Sun State Marine Services, Inc. ("Sun State"). In applying the provisions of SFAS No. 121, management considered recent appraisals, offers and bids and its estimate of future cash flows related to the fixed assets. As a result, the Company reclassified assets of $5.9 million to assets held for sale and recognized a write-down of $1.4 million, representing the difference between the net book value of the underlying assets and the estimated fair value of the assets, less costs to sell. These fixed assets are included in other assets on the accompanying consolidated December 31, 2001 balance sheet. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash (see Note
20).

         ASSETS HELD FOR SALE. It is Company policy to make available for sale vessels and equipment considered by management as excess and no longer necessary for the operations of the Company. In accordance with SFAS No. 121, these assets are valued at the lower of carrying value or fair value less costs to sell. Also, depreciation expense for these assets is terminated at the time of the reclassification. Total assets held for sale (primarily assets in the offshore energy and marine transportation segments) were approximately $11.4 million and $1.8 million at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

         ACCRUED LIABILITIES. Accrued liabilities included in current liabilities consist of the following at December 31, (in thousands):

                                                     2001          2000
                                                   -------        -------
                                                 (as restated)

         Voyage operating expenses ........        $11,423        $ 8,099
         Foreign taxes ....................         10,626          9,408
         Payroll and benefits .............          8,068          7,492
         Deferred voyage revenue ..........          1,451          3,466
         Professional services ............          1,267          1,231
         Litigation, claims and settlements            200          2,672
         Supplemental insurance calls .....          2,136             --
         Other ............................          3,548          1,472
                                                   -------        -------
           Total ..........................        $38,719        $33,840
                                                   =======        =======

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

         COMPREHENSIVE LOSS. SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and the display of comprehensive loss, which is defined as the change in equity arising from non-owner sources. Comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statement of changes in stockholders' equity.

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

4. JOINT PLAN OF REORGANIZATION AND FRESH START REPORTING

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

5. LONG-TERM DEBT AND SENIOR NOTES

         Long-term debt consists of the following at December 31 (in thousands):

                                                    2001              2000
                                                 ---------         ---------
         Revolving line of credit .........      $   9,000         $  14,250
         Term loan ........................        154,996           168,861
         Title XI debt ....................        241,616           249,928
         Notes payable ....................         32,729            27,080
                                                 ---------         ---------
                                                   438,341           460,119
         Less:  current maturities ........        (38,367)          (33,270)
                                                 ---------         ---------
                                                 $ 399,974         $ 426,849
                                                 =========         =========

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

         The Company has a promissory note of approximately $8.6 million relating to the increase of its equity interest in the double-hull product and chemical carriers from 50.8% to 75.75%. The note bears interest at 8.5%. Semi-annual interest and principal payments are due through December 2003. In January 2001, the Company purchased the remaining 24.25% equity interest. The purchase was funded by $0.5 million in cash and a note payable in the amount of $10.5 million at an interest rate of 8.5%. The promissory notes are collateralized by securities of certain subsidiaries. Quarterly principal and interest payments are due through January 2006 (see Note 17). The outstanding balance of the note(s) was $14.8 million and $7.6 million as of December 31, 2001 and 2000, respectively.

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

         During November 2001, the fifth amendment to the Credit Facility was executed, which reduced financial requirements of certain debt covenants for December 31, 2001. Additionally, the agreement requires that the $4.5 million promissory note will be repaid in monthly installments of $1.0 million beginning in December 2001. The note matures in April 2002 at which time the remaining unpaid principal and accrued interest is due in a balloon payment of approximately $1.9 million. The amendment did not affect any provisions relating to interest on the promissory note.

         Additionally, on March 15, 2002, a sixth amendment to the credit facility was executed. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans.

         On August 9, 2002, the Company executed the seventh amendment to the credit facility which waived the Company's non-compliance with its working capital covenants at December 31, 2001, which occurred as a result of the restatement discussed in Note 2.

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

         The Senior Notes are collateralized by substantially all the assets of the Company (see Note 18). Covenants require the Company to (1) limit the incurrence of additional indebtedness; (2) limit the creation or incurrence of certain liens; (3) restrict certain payments and investments; and (4) restrict certain asset sales and affiliate transactions. At December 31, 2001, the Company is in compliance with the covenants.

         The aggregate annual future payments due on the long-term debt and Senior Notes as of December 31, 2001 are as follows (in thousands):

       Years Ending December 31:
       -------------------------

              2002...........................................      $  38,367
              2003...........................................         34,213
              2004...........................................         35,518
              2005...........................................         36,140
              2006...........................................         84,779
              Thereafter.....................................        306,280
                                                                   ---------
                                                                     535,297
              Less: discount on Senior Notes.................        (15,321)
                                                                   ---------
                                                                   $ 519,976

6. CAPITAL LEASES

         The Company operates certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments as of December 31, 2001 (in thousands):


         Years Ending December 31:
         -------------------------

         2002 ........................................................................        $  5,269
         2003 ........................................................................           5,128
         2004 ........................................................................           4,897
         2005 ........................................................................           4,876
         2006 ........................................................................           3,919
         Thereafter ..................................................................          24,207
                                                                                              --------
         Total minimum lease payments ................................................          48,296
         Less: amount representing interest ..........................................         (13,556)
                                                                                              --------
         Present value of minimum lease payments (including current portion of $2,972)        $ 34,740
                                                                                              ========


7. COMMITMENTS AND CONTINGENCIES

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

         Years Ending December 31:
         -------------------------

         2002 .........................................       $ 4,574
         2003 .........................................         3,800
         2004 .........................................         3,720
         2005 .........................................         3,616
         2006 .........................................         2,993
         Thereafter ...................................         5,261
                                                              -------
                                                              $23,964
                                                              =======

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

         Future minimum lease receipts under the bareboat charter and sublease as of December 31, 2001 (in thousands) are as follows:

          Years Ending December 31:
          -------------------------

          2002...............................     $  6,444
          2003...............................        7,033
          2004...............................        6,943
          2005...............................        6,935
          2006...............................        6,935
          Thereafter.........................       35,264
                                                  --------
                                                  $ 69,554
                                                  ========

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

8. VESSELS AND EQUIPMENT

         Vessels and equipment are summarized below (in thousands):

                                                                  Year Ended December 31,
                                                                ---------         ---------
                                                                   2001             2000
                                                                ---------         ---------
         Vessels and improvements ......................        $ 681,599         $ 691,006
         Furniture and equipment .......................           11,729            12,516
                                                                ---------         ---------
                                                                  693,328           703,522
         Less: accumulated depreciation and amortization         (103,957)          (63,626)
                                                                ---------         ---------
         Vessels and equipment, net ....................        $ 589,371         $ 639,896
                                                                =========         =========

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

9. STOCK OPTION PLANS

         On the Effective Date, all rights and awards granted under the Equity Ownership Plan and Stock Option Plan for Directors were canceled. The holders of options to purchase common stock issuable under these plans received a pro rata share of the 125,000 Class A warrants issued by the Successor Company (see Note
12).

         On the Effective Date, the Successor Company adopted the Hvide Marine Incorporated Stock Option Plan (the "1999 Plan"), a new stock option plan which provided certain key employees of the Successor Company the right to acquire shares of common stock. Pursuant to the plan, 500,000 shares of the Successor Company's common stock were reserved for issuance to the participants in the form of nonqualified stock options. The options expire no later than 10 years from the date of the grant.

         Pursuant to the 1999 Plan, options to purchase 200,000 shares of the Successor Company's common stock were granted to certain senior employees on the Effective Date. One-half of these options vested automatically immediately, and the remaining options vested 91 days thereafter.

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

         The following table of data is presented in connection with the stock option plans:


                                                                                                            Predecessor
                                                                 Successor Company                             Company
                                    --------------------------------------------------------------------  --------------------
                                                                                      Period From           Period From
                                                Year Ended December 31,               December 16,            January 1
                                    --------------------------------------------     to December 31,       to December 15,
                                             2001                   2000                   1999                 1999
                                    ---------------------  ---------------------   --------------------- ---------------------
                                                Weighted               Weighted               Weighted                Weighted
                                     Number      Average   Number      Average     Number     Average     Number      Average
                                       of       Exercise     of        Exercise      of       Exercise      of        Exercise
                                     Options      Price    Options      Price      Options     Price      Options       Price
                                     -------    --------   -------    ---------    -------    --------   ----------   --------
Options outstanding at
  beginning of period .........     604,000    $  8.27     200,000     $12.47           --    $    --      987,675     $12.60

  Granted .....................     315,000       5.61     495,000       7.16      200,000      12.47      379,441       6.06

  Exercised ...................          --         --          --         --           --         --           --         --
  Canceled ....................     (97,000)     10.80     (91,000)     11.33           --         --   (1,367,116)     10.78
                                    -------      -----     -------     ------     --------     ------   ----------      -----
Options outstanding at
 end of period ................     822,000      $6.91     604,000     $ 8.27      200,000    $ 12.47           --      $  --
                                    =======      =====     =======     ======     ========    =======   ==========      =====
Options exercisable at
 end of period ................     333,837      $8.38     207,000    $ 12.11      100,000         --           --         --
Options available for
 future grants at end of
 period .......................     153,000         --     371,000         --      300,000         --           --         --


Summarized information about stock options outstanding as of December 31, 2001 is as follows:


                                                                Weighted                       Weighted
                                 Number of          Remaining   Average           Number of      Average
                                  Options             Life      Exercise            Options     Exercise
Exercise Price Range           Outstanding         (In Years)     Price           Exercisable     Price
--------------------           -----------         ----------   ---------         -----------   ---------
   Under $6.25                    174,000             9.92      $    3.95                --     $    3.95
$6.25 to $6.31                    387,000             8.71      $    6.26           219,837     $    6.26
$6.32 to $7.30                     32,000             1.50      $    7.30                --     $    7.30
$7.31 to $7.75                    109,000             9.24      $    7.75                --     $    7.75
    Over $7.76                    120,000             5.18      $   12.46           114,000     $   12.47

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


                                                                                                January 1 to
                                                              2001               2000         December 15, 1999
                                                           ----------         ----------      -----------------
                                                          (as restated)
         Net loss:
         As reported .................................     $ (11,961)         $ (28,952)         $ (248,355)
         Pro forma ...................................       (13,705)           (31,823)           (250,863)

         Net loss per common share--assuming dilution:
         As reported .................................     $   (1.16)         $   (2.89)         $   (16.02)
         Pro forma ...................................         (1.33)             (3.17)             (16.18)


         The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 2001, 2000 and the period from January 1, 1999 to December 15, 1999:

                                                                                          January 1 to
                                                            2001              2000       December 15, 1999
                                                            ----              ----       ------------------
         Dividend yield ....................                0.0%              0.0%             0.0%
         Expected volatility factor ........                3.21              1.21             1.39
         Approximate risk-free interest rate                5.0%              5.0%             6.5%
         Expected life (in years) ..........                 10                10                6


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

10. EMPLOYEE BENEFIT AND STOCK PLANS

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

         On the Effective Date, all rights and awards granted under the 1996 Stock Purchase Plan, the Key Employee Stock Compensation Plan and the Board of Directors Stock Compensation Plan were canceled. The holders of common stock issuable under these plans received a pro rata share of 125,000 Class A warrants issued by the Successor Company (see Note 12).

11. INCOME TAXES

         The United States and foreign components of income (loss) before income taxes and extraordinary item are as follows (in thousands):


                                                                                                     Predecessor
                                                              Successor Company                         Company
                                              --------------------------------------------------     ------------
                                                                                   Period From        Period From
                                                 Year Ended December 31,          December 16 to     January 1 to
                                              -----------------------------         December 31,      December 15,
                                                 2001               2000               1999               1999
                                              ---------          ----------          ---------         ----------
                                            (as restated)
United States............................     $  (3,849)         $   (1,502)         $    (855)        $ (314,447)
Foreign..................................        (2,902)            (22,578)              (710)          (232,555)
                                              ---------          ----------          ---------         ----------
  Total..................................     $  (6,751)         $  (24,080)         $  (1,565)        $ (547,002)
                                              =========          ==========          =========         ==========

         The components of the provision for income tax expense (benefit) are as follows (in thousands):


                                                                                                      Predecessor
                                                              Successor Company                         Company
                                              -------------------------------------------------      --------------
                                                                                  Period From         Period From
                                               Year Ended December 31,           December 16 to       January 1 to
                                              --------------------------          December 31,        December 15,
                                                2001              2000               1999                 1999
                                              --------          --------          ------------        ------------
                                           (as restated)
Current:
  Federal ..........................          $     --          $     --          $         --          $ (2,234)
  Foreign ..........................             5,210             4,872                    --             2,234
                                              --------          --------          ------------          --------
     Total current .................             5,210             4,872                    --                --
                                              --------          --------          ------------          --------

Deferred ...........................                --                --                    --           (32,004)
                                              --------          --------          ------------          --------
  Total income tax expense (benefit)          $  5,210          $  4,872          $         --          $(32,004)
                                              ========          ========          ============          ========


         A reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                                                              Predecessor
                                                                        Successor Company                        Company
                                                          ------------------------------------------------  ---------------
                                                                                             Period From      Period From
                                                                                           December 16 to     January 1 to
                                                           Year Ended December 31,           December 31,     December 15,
                                                          -------------------------        ---------------  --------------
                                                            2001             2000                1999            1999
                                                          --------         --------        ---------------  --------------
                                                       (as restated)
Income tax expense computed at the
  federal statutory rate.........................            (35)%            (35)%                (35)%            (35)%
State income taxes, net of Federal benefit.......             (1)              (1)                  (1)              (1)
Foreign taxes in excess of credits recognized....            (77)              20                   --                --
Reduction of tax attributes......................             --               --                   --                20
Change in valuation allowance....................             35               35                   36                 8
Permanent, non deductible items..................              1                1                   --                 2
                                                    ------------     ------------        -------------      ------------
                                                             77%              20%                   0%               (6)%
                                                    ===========      ===========         =============      ============


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                    Year Ended December 31,
                                                -----------------------------
                                                  2001                2000
                                                --------             --------
                                              (as restated)

Deferred income tax assets:
  Allowances for doubtful accounts .......      $    828             $  2,347
  Goodwill ...............................        17,882               19,560
  Accrued compensation ...................           733                   --
  Foreign tax credit carryforwards .......        16,548               11,338
  Net operating loss carryforwards .......        61,509               53,068
  Other ..................................         1,351                2,939
                                                --------             --------
     Total deferred income tax assets ....        98,851               89,252
     Less:  valuation allowance ..........       (65,263)             (57,396)
                                                --------             --------
     Net deferred income tax assets ......        33,588               31,856

Deferred income tax liabilities:
  Property differences ...................        28,885               25,445
  Deferred drydocking costs ..............         3,768                5,284
  Other ..................................           935                1,127
                                                --------             --------
     Total deferred income tax liabilities        33,588               31,856
                                                --------             --------
     Net deferred income tax assets ......      $     --             $     --
                                                ========             ========

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of approximately $65.3 million and $57.4 million was necessary at December 31, 2001, and 2000, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2001 and 2000. The net change in the total valuation allowance was an increase of approximately $7.9 million and $14.1 million in 2001 and 2000, respectively.

         Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of operations...........       $    7,867
Additional paid-in capital......................................................................           57,396
                                                                                                       ----------
     Total......................................................................................       $   65,263
                                                                                                       ==========


         At December 31, 2001, the Company has a net operating loss carryforward of approximately $172.1 million, which is available to offset future federal taxable income through 2021. The Company also has foreign tax credit carryforwards, expiring in years 2002 through 2005, of approximately $16.5 million, which are available to reduce future federal income tax liabilities.

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

12. STOCKHOLDERS' EQUITY

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

         Pursuant to the articles of incorporation of the Successor Company, there are 20 million shares of common stock authorized for issuance, of which 10 million were granted at the Effective Date in exchange for Predecessor Company liabilities, as discussed in Note 4.

         At the Effective Date, holders of the Predecessor Company's Preferred Securities received 200,000 shares of Successor Company common stock and 125,000 Class A warrants. The warrants have a four-year term and an exercise price of $38.49 per share. There was no Class A warrant exercises during 2001 and 2000. The remaining weighted average contractual life is 2 years at December 31, 2001.

         At the Effective Date, the holders of the Predecessor Company's Senior Notes, discussed in Note 4, received 9.8 million shares of Successor Company common stock. As discussed in Note 5, the holders of Senior Notes received 536,193 common stock purchase warrants ("the Noteholder Warrants"). The warrants have a six and one-half year term and an exercise price of $0.01 per warrant. As determined by the Company's management, the fair value of the warrants was approximately $8.9 million and was recorded as a component of additional paid-in capital of the Successor.

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

13. NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share before extraordinary items (in thousands, except per share amounts):

                                                                                                              Predecessor
                                                                                    Successor Company            Company
                                                                     ----------------------------------------  ------------
                                                                                                Period From    Period From
                                                                                               December 16 to  January 1 to
                                                                     Year Ended December 31,    December 31,   December 15,
                                                                     -----------------------   --------------  ------------
                                                                        2001          2000          1999          1999
                                                                     --------       --------      --------      ----------
                                                                       (as restated)
Numerator:
Numerator for basic and diluted loss per share--net loss before
  extraordinary item available to common shareholders.............   $ (11,961)     $ (28,952)    $  (1,565)    $  (514,998)
                                                                     ==========     ==========    ==========    ============

Denominator:
Denominator for basic and diluted loss per share--weighted average
shares                                                                  10,277         10,034        10,000          15,503
                                                                     =========      =========     =========     ===========

Net loss per common share before extraordinary item...............   $  (1.16)      $  (2.89)     $  (0.16)     $   (33.22)
                                                                     ========       ========      ========      ==========
Net loss per common share before extraordinary item--assuming
  Dilution........................................................   $  (1.16)      $  (2.89)     $  (0.16)     $   (33.22)
                                                                     ========       ========      ========      ==========

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

14. SEGMENT AND GEOGRAPHIC DATA

         The Company organizes its business principally into three segments. The accounting policies of the reportable segments are the same as those described in Note 3. The Company does not have significant intersegment transactions.

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

         The following schedule presents information about the Company's operations in these segments (in thousands):


                                                                                                                    Predecessor
                                                                          Successor Company                           Company
                                               -----------------------------------------------------------        --------------
                                                                                             Period From            Period From
                                                                                            December 16 to         January 1 to
                                                    Year Ended December 31,                  December 31,           December 15,
                                               --------------------------------             --------------          ------------
                                                 2001                    2000                    1999                   1999
                                               --------                --------                --------                --------
                                            (as restated)
REVENUE
  Offshore energy support ......               $191,178                $151,395                $  5,610                $144,702
  Marine transportation services                122,059                 135,982                   6,341                 142,618
  Towing .......................                 33,493*                 33,106*                  1,528*                 41,431*
                                               --------                --------                --------                --------
     TOTAL .....................               $346,730                $320,483                $ 13,479                $328,751
                                               ========                ========                ========                ========

OPERATING EXPENSES
  Offshore energy support ......               $ 98,549                $ 94,331                $  4,168                $ 95,811
  Marine transportation services                 76,555*                 91,104*                  3,134*                 96,993*
  Towing .......................                 20,130                  19,791                     745                  19,949
  General corporate ............                  4,093                      --                      --                      --
                                               --------                --------                --------                --------
     TOTAL .....................               $199,327                $205,226                $  8,047                $212,753
                                               ========                ========                ========                ========

DEPRECIATION, AMORTIZATION,
 DRYDOCKING AND WRITE-DOWN
 OF ASSETS HELD FOR SALE
  Offshore energy support ......               $  37,550               $  31,478               $  1,236                $  49,893
  Marine transportation services                  19,311                  14,417                    623                   22,855
  Towing .......................                   2,910                   2,919                    150                    4,991
  General corporate ............                   1,542                   1,457                     60                    1,670
                                               ---------               ---------               --------                ---------
     TOTAL .....................               $  61,313               $  50,271               $  2,069                $  79,409
                                               =========               =========               ========                =========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support ......               $  39,151               $  10,389               $   (429)               $ (20,686)
  Marine transportation services                  20,952                  23,893                  2,385                   15,354
  Towing .......................                   6,169                   5,096                    394                   11,106
  General corporate ............                 (17,184)                (14,022)                  (630)                 (17,000)
                                               ---------               ---------               --------                ---------
     TOTAL .....................               $  49,088               $  25,356               $  1,720                $ (11,226)
                                               =========               =========               ========                =========

NET INCOME (LOSS)
  Offshore energy support ......               $   5,566               $ (30,920)              $   (619)               $(337,253)
  Marine transportation services                    (278)                  7,200                  1,307                  (79,585)
  Towing .......................                     396                   2,906                    394                  (21,709)
  General corporate ............                 (17,645)                 (8,138)                (2,647)                 190,192
                                               ---------               ---------               --------                ---------
     TOTAL .....................               $ (11,961)              $ (28,952)              $ (1,565)               $(248,355)
                                               =========               =========               ========                =========


* Net of elimination of intersegment towing revenue and intersegment marine transportation operating expenses of $2.1 million, $2.6 million, $0.1 million and $2.2 million for the years ended December 31, 2001 and 2000 and the periods for December 16 to December 31, 1999 and January 1 to December 15, 1999, respectively.

                                                Consolidated Balance Sheet Information
                                                            as of December 31,
                                                --------------------------------------
                                                    2001                     2000
                                                  ---------                ---------
IDENTIFIABLE ASSETS
  Offshore energy support .........               $ 326,608                $ 334,614
  Marine transportation services ..                 334,272                  347,466
  Towing ..........................                  64,931                   68,446
  Unallocated .....................                  18,954                   24,950
                                                  ---------                ---------
     TOTAL ........................               $ 744,765                $ 775,476
                                                  =========                =========

VESSELS AND EQUIPMENT
  Offshore energy support .........               $ 281,933                $ 284,652
  Marine transportation services ..                 341,087                  345,005
  Towing ..........................                  61,317                   61,100
                                                  ---------                ---------
     Total ........................                 684,337                  690,757
  Construction in progress ........                     837                      249
  General corporate ...............                   8,154                   12,516
                                                  ---------                ---------
  Gross vessels and equipment .....                 693,328                  703,522
     Less accumulated depreciation                 (103,957)                 (63,626)
                                                  ---------                ---------
       TOTAL ......................               $ 589,371                $ 639,896
                                                  =========                =========

CAPITAL EXPENDITURES AND DRYDOCKING
  Offshore energy support .........               $  30,959                $  17,596
  Marine transportation services ..                   6,597                    8,341
  Towing ..........................                     951                    5,530
  Unallocated .....................                     224                       26
                                                  ---------                ---------
     TOTAL ........................               $  38,731                $  31,493
                                                  =========                =========

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

         The following table presents selected financial information pertaining to the Company's geographic operations for 2001, 2000 and 1999 (in thousands):

                                                                                                     Predecessor
                                                              Successor Company                         Company
                                   ---------------------------------------------------------        -------------
                                                                               Period From          Period From
                                                                              December 16 to        January 1 to
                                       Year Ended December 31,                 December 31,          December 15,
                                   -------------------------------             ------------          ------------
                                     2001                   2000                   1999                  1999
                                   --------               --------               --------               --------
REVENUE
  Domestic .........               $239,238               $223,579               $ 10,039               $232,067
  Foreign
     West Africa ...                 69,305                 48,268                  1,658                 45,295
     Middle East ...                 22,450                 34,242                  1,524                 38,811
     Southeast Asia                  15,737                 14,394                    258                 12,578
                                   --------               --------               --------               --------
CONSOLIDATED REVENUE               $346,730               $320,483               $ 13,479               $328,751
                                   ========               ========               ========               ========


                                                Consolidated Balance Sheet Information
                                                            as of December 31,
                                                 ------------------------------------
                                                   2001                       2000
                                                 ---------                  ---------
IDENTIFIABLE ASSETS
  Domestic .....................                 $ 551,915                  $ 566,862
  Foreign
     West Africa ...............                   117,725                    102,926
     Middle East ...............                    40,955                     50,728
     Southeast Asia ............                    15,216                     30,009
  Other ........................                    18,954                     24,951
                                                 ---------                  ---------
     TOTAL .....................                 $ 744,765                  $ 775,476
                                                 =========                  =========

VESSELS AND EQUIPMENT
  Domestic .....................                 $ 545,613                  $ 544,631
  Foreign
     West Africa ...............                    94,285                     85,942
     Middle East ...............                    27,887                     34,903
     Southeast Asia ............                    16,771                     25,530
                                                 ---------                  ---------
                                                   684,556                    691,006
  General corporate ............                     8,772                     12,516
                                                 ---------                  ---------
                                                   693,328                    703,522
  Less: accumulated depreciation                  (103,957)                   (63,626)
                                                 ---------                  ---------
     TOTAL .....................                 $ 589,371                  $ 639,896
                                                 =========                  =========


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

         SENIOR NOTES, TERM LOAN, AND TITLE XI. The Senior Notes, Term Loan and Title XI obligations provide for interest and principal payments at various rates and dates as discussed in Note 5. The

Company estimates the fair value of such obligations using a discounted cash flow analysis at estimated market rates. The following table presents the carrying value and fair value of the financial instruments at December 31, 2001 and 2000 (in millions):

                                           December 31,
                    -----------------------------------------------------------
                                 2001                          2000
                    ---------------------------    ----------------------------
Issue               Carrying Value   Fair Value    Carrying Value    Fair Value
-----               --------------   ----------    --------------    ----------
Senior notes          $   81.6        $   97.0        $   79.1        $   99.9
Term loans .             155.0           155.0           168.9           168.9
Title XI ...             241.6           246.5           249.9           262.8

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

16. EXTRAORDINARY ITEMS

         In 1999, the Predecessor Company was relieved of approximately $421.6 million of outstanding debt and related accrued interest in exchange for approximately $155.0 million in equity interests in the Successor Company in connection with the Plan. As a result, the Predecessor Company recorded a gain on the early extinguishment of debt of approximately $266.6 million.

17. ACQUISITION OF MINORITY INTEREST

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

18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                        Year Ended December 31, 2001 (As Restated)
                                               -----------------------------------------------------------------------------------
                                                              Domestic      Foreign         Non-                       Condensed
                                                             Guarantor     Guarantor      Guarantor                   Consolidated
                                                Parent      Subsidiaries  Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------    ------------  ------------   ------------    ------------    ---------
Revenue ..................................     $   9,198      $ 175,244     $ 107,493      $  59,921      $  (5,126)     $ 346,730

Operating expenses .......................         5,125        110,738        58,181         30,142         (4,859)       199,327
Overhead expenses ........................        12,486         11,490        11,526          1,791           (291)        37,002
Depreciation, amortization, drydocking and
 other ...................................         6,890         20,539        22,621         11,263             --         61,313
                                               ---------      ---------     ---------      ---------      ---------      ---------
(Loss) income from operations ............       (15,303)        32,477        15,165         16,725             24         49,088

Other income (expense), net ..............         3,342         22,123       (18,195)       (19,947)       (43,162)       (55,839)
                                               ---------      ---------     ---------      ---------      ---------      ---------
(Loss) income before income taxes ........       (11,961)        54,600        (3,030)        (3,222)       (43,138)        (6,751)
Provision for income taxes ...............            --             --         5,210             --             --          5,210
                                               ---------      ---------     ---------      ---------      ---------      ---------
Net (loss) income ........................     $ (11,961)     $  54,600     $  (8,240)     $  (3,222)     $ (43,138)     $ (11,961)
                                               =========      =========     =========      =========      =========      =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                                        Year Ended December 31, 2001 (As Restated)
                                                         ---------------------------------------------------------------------------
                                                                     Domestic     Foreign       Non-                     Condensed
                                                                     Guarantor    Guarantor    Guarantor                Consolidated
                                                          Parent    Subsidiaries Subsidiaries Subsidiaries Eliminations    Total
                                                         ---------  ------------ ------------ ------------ ------------  -----------
Net cash provided by operating activities ...........    $ 21,759     $ 19,821     $ 12,357     $  4,961     $  7,942     $ 66,840

INVESTING ACTIVITIES:
 Purchases of vessels and equipment .................        (278)      (4,942)      (3,198)        (864)          --       (9,282)
 Expenditures for drydocking ........................      (4,299)      (8,638)     (15,171)      (1,341)          --      (29,449)
 Redemption of restricted investments ...............          --           --           --        2,542           --        2,542
 Proceeds from disposals of vessels and equipment ...          --        1,738        4,837           --           --        6,575
 Purchases of restricted investments ................          --           --           --       (1,677)          --       (1,677)
 Purchase of minority interest ......................       8,354           --           --         (936)      (7,942)        (524)
                                                         --------     --------     --------     --------     --------     --------
  Net cash provided by (used in) investing activities       3,777      (11,842)     (13,532)      (2,276)      (7,942)     (31,815)
FINANCING ACTIVITIES:
Repayments of revolving credit facility, net ........      (5,250)          --           --           --           --       (5,250)
Repayment of long-term borrowings ...................     (18,189)      (1,315)          --           --           --      (19,504)
Repayment of Title XI bonds .........................      (3,583)        (646)          --       (4,083)          --       (8,312)
Increase in restricted cash .........................         331           --       (1,337)          --           --       (1,006)
Payments of obligations under capital leases ........          --       (3,558)          --           --           --       (3,558)
Proceeds from exercise of warrants ..................           3           --           --           --           --            3
                                                         --------     --------     --------     --------     --------     --------
  Net cash used in financing activities .............     (26,688)      (5,519)      (1,337)      (4,083)          --      (37,627)
                                                         --------     --------     --------     --------     --------     --------
Change in cash and cash equivalents .................      (1,152)       2,460       (2,512)      (1,398)          --       (2,602)
Cash and cash equivalents at beginning of year ......       1,402       (2,190)       6,400        8,621           --       14,233
                                                         --------     --------     --------     --------     --------     --------
Cash and cash equivalents at end of year ............    $    250     $    270     $  3,888     $  7,223     $     --     $ 11,631
                                                         ========     ========     ========     ========     ========     ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)



                                                                          Year Ended December 31, 2000
                                               ------------------------------------------------------------------------------------
                                                             Domestic       Foreign         Non-                        Condensed
                                                            Guarantor      Guarantor      Guarantor                    Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------   ------------   ------------   ------------    ------------   -----------
Revenue .................................     $  13,834      $ 156,395      $  96,904      $  59,337      $  (5,987)     $ 320,483

Operating expenses ......................         3,948        111,801         61,557         33,650         (5,730)       205,226
Overhead expenses .......................        14,120         12,387         11,472          1,932           (281)        39,630
Depreciation, amortization and drydocking         3,667         16,002         19,817         10,785             --         50,271
                                              ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income from operations ...........        (7,901)        16,205          4,058         12,970             24         25,356

Other (expense) income, net .............       (16,179)       (19,903)       (31,507)       (24,475)        42,628        (49,436)
                                              ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income before income taxes .......       (24,080)        (3,698)       (27,449)       (11,505)        42,652        (24,080)
Provision for income taxes ..............         4,872             --             --             --             --          4,872
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net (loss) income .......................     $ (28,952)     $  (3,698)     $ (27,449)     $ (11,505)     $  42,652      $ (28,952)
                                              =========      =========      =========      =========      =========      =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                                           Year Ended December 31, 2000
                                               -----------------------------------------------------------------------------------
                                                             Domestic        Foreign        Non-                       Condensed
                                                            Guarantor       Guarantor     Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------   ------------   ------------   ------------    ------------   ----------
Net cash provided by (used in)
 operating activities ......................     $ 46,864      $ 18,743      $ (55,367) $    16,036      $      --     $ 26,276

INVESTING ACTIVITIES:
 Purchases of vessels and equipment ........      (29,323)      (34,559)       54,174        (2,339)            --      (12,047)
 Expenditures for drydocking ...............       (2,251)       (6,110)       (4,788)       (1,217)            --      (14,366)
 Redemption of restricted investments ......           --            --            --         2,931             --        2,931
 Proceeds from disposals of assets .........           --        21,146         4,564            --             --       25,710
                                                 --------      --------      --------      --------      ---------     --------
  Net cash (used in) provided by
   investing activities ....................      (31,574)      (19,523)       53,950          (625)            --        2,228

FINANCING ACTIVITIES:
Repayments of short-term borrowings ........       14,250            --            --            --             --       14,250
Repayment of long-term borrowings ..........      (32,390)           --            --        (1,000)            --      (33,390)
Repayment of Title XI bonds ................           --            --            --        (9,282)            --       (9,282)
Payments of financing costs ................           --          (596)           --            --             --         (596)
Proceeds from sale/leaseback of vessels ....           --            --            --            --             --           --
Payments of obligations under capital leases         (579)       (3,721)           --            --             --       (4,300)
Proceeds from issuance of common stock .....            1            --            --            --             --            1
                                                 --------      --------      --------      --------      ---------     --------
  Net cash used in financing activities ....      (18,718)       (4,317)           --       (10,282)            --      (33,317)
                                                 --------      --------      --------      --------      ---------     --------
Change in cash and cash equivalents ........       (3,428)       (5,097)       (1,417)        5,129             --       (4,813)
Cash and cash equivalents at
 beginning of year .........................        4,830         2,907         7,817         3,492             --       19,046
                                                 --------      --------      --------      --------      ---------     --------
Cash and cash equivalents at end of year ...     $  1,402      $ (2,190)     $  6,400      $  8,621      $      --     $ 14,233
                                                 ========      ========      ========      ========      =========     ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)


                                                            For the Period from December 16, 1999 to December 31, 1999
                                               -----------------------------------------------------------------------------------
                                                             Domestic       Foreign         Non-                       Condensed
                                                            Guarantor      Guarantor      Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------   ------------   ------------   ------------    ------------   ----------
Revenue .................................      $    871       $  6,657      $  3,439       $  2,700       $   (188)      $ 13,479

Operating expenses ......................           138          4,879         2,717            490           (177)         8,047
Overhead expenses .......................           625            396           440            194            (12)         1,643
Depreciation, amortization and drydocking           222            663           782            402             --          2,069
                                               --------       --------      --------       --------       --------       --------
Income (loss) from operations ...........          (114)           719          (500)         1,614              1          1,720

Other expense, net ......................        (1,451)         2,735        (1,277)           (90)        (3,202)        (3,285)
                                               --------       --------      --------       --------       --------       --------
Net income (loss) .......................      $ (1,565)      $  3,454      $ (1,777)      $  1,524       $ (3,201)      $ (1,565)
                                               ========       ========      ========       ========       ========       ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                            For the Period from December 16, 1999 to December 31, 1999
                                               -----------------------------------------------------------------------------------
                                                              Domestic      Foreign          Non-                      Condensed
                                                             Guarantor     Guarantor       Guarantor                  Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------   ------------   ------------   ------------    ------------   ----------
Net cash provided by  (used in) operating
 activities ................................     $ 21,151      $   (538)     $  1,971      $  1,084      $(21,107)     $  2,561

INVESTING ACTIVITIES:
Purchases of vessels and equipment .........           --            42          (500)         (139)           --          (597)
Acquisitions of businesses .................       (1,000)           --            --            --            --        (1,000)
Expenditures for drydocking ................           65          (833)         (656)           --            --        (1,424)
                                                 --------      --------      --------      --------      --------      --------
 Net cash used in investing activities .....         (935)         (791)       (1,156)         (139)           --        (3,021)

FINANCING ACTIVITIES:
Proceeds from long-term borrowings .........           --           (80)           --            --            --           (80)
Repayment of Title XI bonds ................       (1,252)           --            --            --            --        (1,252)
Payments of obligations under capital leases          (36)         (123)           --            --            --          (159)
Capital contribution (to) from consolidated
 affiliates ................................      (21,707)          279            --           321        21,107            --
                                                 --------      --------      --------      --------      --------      --------
  Net cash (used in) provided by financing
    activities .............................      (22,995)           76            --           321        21,107        (1,491)
                                                 --------      --------      --------      --------      --------      --------
Change in cash and cash equivalents ........       (2,779)       (1,253)          815         1,266            --        (1,951)
Cash and cash equivalents at beginning of
 period ....................................        7,609         4,160         7,002         2,226            --        20,997
                                                 --------      --------      --------      --------      --------      --------
Cash and cash equivalents at end of period .     $  4,830      $  2,907      $  7,817      $  3,492      $     --      $ 19,046
                                                 ========      ========      ========      ========      ========      ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (in thousands)




                                                            For the Period From January 1, 1999 to December 15, 1999
                                               ------------------------------------------------------------------------------------
                                                             Domestic        Foreign         Non-                        Condensed
                                                            Guarantor       Guarantor     Guarantor                    Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations      Total
                                               ---------   ------------   ------------   ------------    ------------   -----------
Revenue ....................................  $  18,046      $ 170,652      $  96,684      $  51,115      $  (7,746)     $ 328,751

Operating expenses .........................       (430)       131,645         65,204         23,782         (7,448)       212,753
Overhead expenses ..........................     16,843         13,210         11,480          6,499           (217)        47,815
Depreciation, amortization and drydocking ..     12,104         23,945         33,848          9,524            (12)        79,409
                                              ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ..............    (10,471)         1,852        (13,848)        11,310            (69)       (11,226)

Other expense, net .........................   (445,072)      (331,884)       (36,271)       (17,963)       728,687       (102,503)
                                              ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before reorganization items,
  income taxes .............................   (455,543)      (330,032)       (50,119)        (6,653)       728,618       (113,729)

Reorganization items:
  Professional fees ........................     (8,535)            --             --             --             --         (8,535)
  Write down of goodwill and property ......    (79,868)      (123,900)      (209,099)        (2,730)        (4,401)      (419,998)
  Other, net ...............................     (4,154)          (586)            --             --             --         (4,740)
                                              ---------      ---------      ---------      ---------      ---------      ---------
     Total reorganization items ............    (92,557)      (124,486)      (209,099)        (2,730)        (4,401)      (433,273)
                                              ---------      ---------      ---------      ---------      ---------      ---------
Loss before income taxes and
  extraordinary item .......................   (548,100)      (454,518)      (259,218)        (9,383)       724,217       (547,002)
Provision for income taxes .................    (32,004)            --             --             --             --        (32,004)
                                              ---------      ---------      ---------      ---------      ---------      ---------
Loss before extraordinary item .............   (516,096)      (454,518)      (259,218)        (9,383)       724,217       (514,998)
Gain (loss) on early extinguishment of debt,
  net of applicable income taxes ...........    267,741         (1,098)            --             --             --        266,643
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net loss ...................................  $(248,355)     $(455,616)     $(259,218)     $  (9,383)     $ 724,217      $(248,355)
                                              =========      =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                               For the Period From January 1, 1999 to December 15, 1999
                                               -----------------------------------------------------------------------------------
                                                             Domestic        Foreign        Non-                       Condensed
                                                            Guarantor       Guarantor     Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------   ------------   ------------   ------------    ------------   ----------
Net cash provided by (used in) operating
 activities ................................  $ 193,780      $ (47,750)     $  21,953      $  (2,925)     $(150,131)     $  14,927

INVESTING ACTIVITIES:
Purchases of vessels and equipment .........    (13,043)           171        (27,755)       (13,672)        (2,845)       (57,144)
Expenditures for drydocking ................     (1,481)        (2,054)        (1,305)          (220)            --         (5,060)
Payments on vessels under construction .....         --         (5,102)            --             --             --         (5,102)
Purchases of restricted investments ........         --             --             --        (45,790)            --        (45,790)
Redemption of restricted investments .......         --             --             --         65,382             --         65,382
Proceeds from disposal of assets ...........     15,045          8,700          9,107             --             --         32,852
                                              ---------      ---------      ---------      ---------      ---------      ---------
 Net cash provided by (used in) investing
  activities ...............................        521          1,715        (19,953)         5,700         (2,845)       (14,862)

FINANCING ACTIVITIES:
Proceeds from DIP credit facility ..........     26,690             --             --             --             --         26,690
Proceeds from long-term borrowings .........    231,008         14,200             --             --             --        245,208
Repayment of long-term borrowings ..........   (287,299)          (906)            --             --             --       (288,205)
Proceeds from issuance of Senior Notes and
 warrants ..................................     85,500             --             --             --             --         85,500
Proceeds from issuance of Title XI bonds ...         --             --             --          5,428             --          5,428
Repayment of Title XI bonds ................     (3,670)          (539)            --         (2,434)            --         (6,643)
Escrow of restricted cash ..................    (15,027)          (190)            --             --             --        (15,217)
Payments of financing costs ................    (12,186)            --             --           (492)            --        (12,678)
Payments of obligations under capital leases       (563)        (2,257)            --             --             --         (2,820)
Proceeds from issuance of common stock .....        253             --             --             --             --            253
Repayment of DIP credit facility ...........    (26,690)            --             --             --             --        (26,690)
Capital contribution (to) from consolidated
 affiliates ................................   (186,109)        37,788             --         (4,655)       152,976             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
  Net cash provided by (used in) financing
    activities .............................   (188,093)        48,096             --         (2,153)       152,976         10,826
                                              ---------      ---------      ---------      ---------      ---------      ---------
Change in cash and cash equivalents ........      6,208          2,061          2,000            622             --         10,891
Cash and cash equivalents at beginning of
 period ....................................      1,401          2,099          5,002          1,604             --         10,106
                                              ---------      ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period .  $   7,609      $   4,160      $   7,002      $   2,226      $      --      $  20,997
                                              =========      =========      =========      =========      =========      =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (in thousands)




                                                                    As of December 31, 2001 (as restated)
                                               ------------------------------------------------------------------------------------
                                                             Domestic        Foreign        Non-                        Condensed
                                                            Guarantor       Guarantor     Guarantor                    Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations     Total
                                               ---------   ------------   ------------   ------------    ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents ................     $     250      $     270     $   3,888     $   7,223      $      --      $  11,631
  Restricted cash ..........................            --             --         1,337            --             --          1,337
  Accounts receivable:
     Trade, net ............................         1,088         20,186        27,098         2,420           (704)        50,088
     Insurance claims and other ............         2,896          5,849         7,149           388             --         16,282
  Marine operating supplies ................          (795)         3,072         3,624         4,148             --         10,049
  Prepaid expenses .........................           864            844           988           288             --          2,984
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current assets ..................         4,303         30,221        44,084        14,467           (704)        92,371
Vessels and equipment, net .................        45,388        166,678       109,451       267,854             --        589,371
Deferred costs, net ........................        16,107         10,063        14,187         8,542             --         48,899
Restricted investments .....................            --             --            --            --             --             --
Due (to) from affiliates ...................      (170,000)        80,479       123,866       (30,867)        (3,478)            --
Investments in affiliates ..................       522,764        366,174            --        35,547       (924,485)            --
Other ......................................           289          7,661         6,174            --             --         14,124
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total assets .............................     $ 418,851      $ 661,276     $ 297,762     $ 295,543      $(928,667)     $ 744,765
                                                 =========      =========     =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................     $   5,892      $   2,353     $   9,102     $     824      $      --      $  18,171
  Current maturities of long-term debt .....        32,056          1,941            --         4,370             --         38,367
  Current obligations under capital leases .            --          2,972            --            --             --          2,972
  Accrued interest .........................           340            420            --           695             --          1,455
  Accrued liabilities and other ............         8,787          5,442        23,110         2,084           (704)        38,719
                                                  ---------     ---------     ---------      ---------      ---------     ---------
     Total current liabilities .............        47,075         13,128        32,212         7,973           (704)        99,684

Long-term debt .............................       160,887         23,391            --       215,696             --        399,974
Obligations under capital leases ...........            --         31,768            --            --             --         31,768
Senior notes ...............................        81,635             --            --            --             --         81,635
Other liabilities ..........................         4,567            753           807            48             --          6,175
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total liabilities ........................       294,164         69,040        33,019       223,717           (704)       619,236

Commitment and contingencies

Minority interest ..........................            --             --            --            --            842            842

Total stockholders' equity (deficit) .......       124,687        592,236       264,743        71,826       (928,805)       124,687
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total liabilities and stockholders' equity
    (deficit) ..............................     $ 418,851      $ 661,276     $ 297,762     $ 295,543      $(928,667)     $ 744,765
                                                 =========      =========     =========     =========      =========      =========


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (in thousands)


                                                                          As of December 31, 2000
                                               ------------------------------------------------------------------------------------
                                                             Domestic       Foreign         Non-                        Condensed
                                                            Guarantor      Guarantor      Guarantor                    Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries    Eliminations      Total
                                               ---------   ------------   ------------   ------------    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ................     $   1,402     $   (2,190)   $    6,400     $   8,621      $      --      $  14,233
  Restricted cash ..........................           331             --            --            --             --            331
  Accounts receivable:
     Trade, net ............................         1,607         24,011        24,298         4,314           (704)        53,526
     Insurance claims and other ............         1,029          3,060         7,114           313             --         11,516
  Marine operating supplies ................          (695)         2,466         3,503         4,364             --          9,638
  Prepaid expenses .........................           568            920         1,250           317             --          3,055
                                                 ---------     ----------     ---------     ---------      ---------      ---------
     Total current assets ..................         4,242         28,267        42,565        17,929           (704)        92,299
Vessels and equipment, net .................        47,349        186,174       129,725       276,648             --        639,896
Deferred costs, net ........................        17,268          7,926         4,427         8,538             --         38,159
Restricted investments .....................            --             --            --           865             --            865
Due (to) from affiliates ...................      (141,953)        63,892       117,521       (35,980)        (3,480)            --
Investments in affiliates ..................       508,955        327,308            --        37,105       (873,368)            --
Other ......................................           397             99         3,756             5             --          4,257
                                                 ---------     ---------     ---------      ---------      ---------      ---------
  Total assets .............................     $ 436,258     $ 613,666     $ 297,994      $ 305,110      $(877,552)     $ 775,476
                                                 =========     =========     =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................     $     976      $   4,847     $   6,538     $     545      $      --      $  12,906
  Current maturities of long-term debt .....        27,226          1,960            --         4,084             --         33,270
  Current obligations under capital leases .            --          3,580            --            --             --          3,580
  Accrued interest .........................           454            492            --           731             --          1,677
  Accrued liabilities and other ............         7,552          4,676        17,719         4,597           (704)        33,840
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current liabilities .............        36,208         15,555        24,257         9,957           (704)        85,273

Long-term debt .............................       181,451         25,333            --       220,065             --        426,849
Obligations under capital leases ...........            --         34,718            --            --             --         34,718
Senior notes ...............................        79,108             --            --            --             --         79,108
Other liabilities ..........................         2,944            424           785            42             --          4,195
                                                 ---------     ---------      ---------     ---------      ---------      ---------
  Total liabilities ........................       299,711         76,030        25,042       230,064           (704)       630,143

Commitment and contingencies

Minority interest ..........................            --             --            --            --          8,819          8,819

Total stockholders' equity (deficit) .......       136,547        537,636       272,952        75,046       (885,667)       136,514
                                                 ---------     ----------     ---------     ----------     ---------      ---------
  Total liabilities and stockholders' equity
    (deficit) ..............................     $ 436,258     $  613,666     $ 297,994     $ 305,110      $(877,552)     $ 775,476
                                                 =========     ==========     =========     =========      =========      =========

19. LIQUIDITY

         At December 31, 2001, the Company had a working capital deficit of approximately $7.3 million as day rates and utilization during the last four months of 2001 sharply declined for offshore vessels working in the Gulf of Mexico. The slowdown in the domestic market was offset in part by continued strength in the Company's international offshore operations, where rising day rates throughout the year contributed to increased revenue in West Africa and Southeast Asia. This increased revenue was driven by higher exploration and production spending as major oil companies moved ahead with oil exploration and development programs outside the U.S. Nonetheless, during the second half of 2001, there was a noticeable softening in both energy demand and the prices paid for oil and natural gas. Management believes that the softening trend is unlikely to affect international exploration and development outlays in key areas where the Company operates as most of the activity there is controlled by the international oil companies, whose strategy reflects a longer-term time horizon. Since the September 11 attacks and subsequent war on terrorism, the U.S. economy has been subject to further downward pressure and, as we enter 2002, the timing of a recovery in the domestic offshore segment is less certain. We therefore do not expect earnings in 2002 from the offshore segment to match those of 2001. Nevertheless, consistent with industry forecasts regarding exploration and production spending, the Company believes that the energy fundamentals that drive the offshore industry will lead to a recovery in the U.S. offshore market during the second half of 2002 and that the more important international offshore markets will remain strong throughout the year. However, there can be no assurance this will occur. The Company also expects to benefit from higher earnings in its tanker business as a result of higher time charter and bareboat charter rates that take effect in 2002.

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

20. SUBSEQUENT EVENTS

         In December 2001, management decided to sell the fixed assets of Sun State. On March 22, 2002, the Company closed on the sale of the marine transportation assets of Sun State for $3.8 million in cash.

21. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following information is presented as supplementary financial information for 2001 and 2000 (in thousands, except per share information):


                                                         First             Second              Third             Fourth
Year Ended December 31, 2001                            Quarter            Quarter            Quarter          Quarter(d)
----------------------------                            --------           --------           --------         ----------
                                                                                                              (as restated)
Revenue ......................................          $ 81,420           $ 91,424           $ 89,720           $ 84,166
Income from operations(a) ....................             8,409             18,903             18,565              3,211
Net (loss) income(b) .........................            (7,233)             2,750              2,907            (10,385)
Net (loss) earnings per common share--basic(c)          $  (0.71)          $   0.27           $   0.28           $  (0.99)
Net (loss) earnings per common
  share--assuming dilution(c) ................          $  (0.71)          $   0.27           $   0.28           $  (0.99)




                                                         First             Second              Third             Fourth
Year Ended December 31, 2000                            Quarter            Quarter            Quarter          Quarter(d)
----------------------------                            --------           --------           --------         ----------
Revenue ......................................          $ 78,607           $ 80,211           $ 81,623           $ 80,042
Income from operations .......................             2,013              5,976              9,307              8,060
Net loss(1)(2)(3) ............................           (12,909)            (3,251)            (3,142)            (9,650)
Net loss per common share--basic(c) ..........          $  (1.29)          $  (0.33)          $  (0.31)          $  (0.96)
Net loss per common share--assuming
  dilution(c) ................................          $  (1.29)          $  (0.33)          $  (0.31)          $  (0.96)

-------------

(a) Includes $1.4 million writedown on the value of a shipyard's assets held for sale in the fourth quarter of 2001.
(b) Includes gains (losses) on the disposal of assets of $0.3 million, $(0.1) million, $(0.2) million and $(0.1) million in the first, second, third and fourth quarters of 2001.
(c) The sum of the four quarters' (loss) earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.
(d) Includes $4.1 million in additional insurance premiums in the fourth quarter of 2001 (see Note 2).


(1) Includes gains (losses) on the disposal of assets of $(0.2) million, $0.5 million, $4.0 million, and $(0.4) million in the first, second, third, and fourth quarters of 2000, respectively.
(2) Includes gain of $7.0 million on the settlement of a contingent liability in the third quarter of 2000.
(3) Includes approximately $0.9 million in additional depreciation expense in the fourth quarter of 2000 as a result of the change in estimated useful lives of certain vessels (see Note 3).

22. SUBSEQUENT EVENTS (UNAUDITED)

         On June 13, 2002, the Company announced the signing of a definitive agreement with DLJ Merchant Banking Partners III, L.P., a CSFB Private Equity fund, and affiliated entities, and Carlyle/Riverstone Global Energy and Power Fund I, L.P. and affiliated entities, for the private placement of 12.5 million shares of newly issued Seabulk common stock at a cash price of $8.00 per share. The $100 million investment would give the new investors approximately 51% of the pro forma, fully diluted common shares of the Company and majority representation on its Board of Directors. The investment is subject to shareholder approval, the refinancing of the Company's senior credit facility, certain regulatory approvals and satisfaction of other customary conditions.

         The new investors have also agreed to purchase, for $8.00 per share, all of the Company's common stock and common stock purchase warrants beneficially owned by accounts managed by Loomis, Sayles & Co., L.P., an SEC-registered investment advisor. These accounts, which collectively represent approximately 48% of the Company's outstanding shares of common stock, currently hold approximately 5.2 million shares (excluding shares issuable upon exercise of warrants). Loomis has agreed to approve the investment transaction and the related amendments to the Company's Certificate of Incorporation, subject to approvals and certain other conditions customary for transactions of this type.

         Taken together, the two transactions would give the new investors approximately 73% of the pro forma, fully diluted shares of the Company.

         The Company also announced that it has signed a commitment letter with Fortis Capital Corp. and NIB Capital Bank N.V., as arrangers, for a $180 million senior secured credit facility, which would replace the Company's existing facility. The new credit facility will consist of an $80 million term loan and a $100 million revolving credit facility and will have a five-year maturity.

         The term loan portion of the new credit facility will be used to redeem the Company's outstanding 12 1/2% Senior Secured Notes due 2007. The revolving portion of the credit facility will be subject to semi-annual reductions commencing six months after closing. The new credit facility will be secured by first liens on substantially all of the Company's vessels (excluding vessels financed with U.S. Maritime Administration Title XI financing) and will be guaranteed by substantially all of the subsidiaries of the Company. The new credit facility will be subject to various financial covenants, including minimum adjusted tangible net worth requirements, minimum ratios of adjusted EBITDA to adjusted interest expense, and a maximum ratio of adjusted funded debt to adjusted EBITDA. The Company will also be required to maintain a minimum fair market value of collateralized assets of at least 175% of outstanding borrowings under the new credit facility, based upon appraisals which may be requested not more than once during any 12-month period.

         In connection with the closing of the new investment, the Company expects to redeem or repurchase all of its outstanding 12 1/2% Senior Secured Notes due 2007. In addition, and as a condition to the closing of the new investment, President and Chief Executive Officer Gerhard E. Kurz has agreed to a five-year extension of his employment contract with the Company.

         Proceeds from the new equity investment and new bank credit facility, totaling approximately $280 million before payment of fees and expenses of the transaction, will be used to repay the Company's existing bank debt, repurchase or redeem its outstanding Senior Notes, and provide growth capital for new initiatives.

         It is contemplated that, in connection with the new investment, the new investors would enter into a stockholders agreement together with the Company and Mr. Kurz.

         A shareholder vote will be required to approve the new share issuance under Nasdaq Stock Market rules and to approve the necessary amendments to the Company's Certificate of Incorporation. The amendments to the Certificate of Incorporation include several provisions intended, for certain periods following closing, to ensure independent director oversight of affiliated party transactions and to provide certain protective rights to minority shareholders. Certain regulatory approvals are also required. If the approvals are obtained, closing of the transaction is expected to take place by the end of the third quarter.