Form 10-Q/A
period 2002-03-31
SEABULK INTERNATIONAL INC
filed 2002-08-14
CIK 922341

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

         The amendment on Form 10-Q/A amends and restates in its entirety, the Quarterly Report of the Company on Form 10-Q of Seabulk International, Inc.(the "Company") previously filed for the three months ended March 31, 2002. This report on Form 10-Q/A is filed in connection with the Company's restatement of its consolidated financial statements as of and for the year ended December 31, 2001. The restatement is being made in order to (i) include the effects of an accrual of an additional $4.1 million in operating expense in the fourth quarter 2001 related to supplemental marine insurance calls, (ii) accrue net expenses of approximately $165,000 in the first quarter 2002 related to insurance and other charges (see Note 8 to the condensed consolidated financial statements) and
(iii) revise related disclosures. Changes related to this expense have been made in the following parts of the Form 10-Q:

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Except as described above, all other disclosures contained in this amendment are restated without amendment for convenience and have not been revised or updated since the date of the filing of the Company's original Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

                          SEABULK INTERNATIONAL, INC.

                                     INDEX



                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)..................................................1

              Condensed Consolidated Balance Sheets at March 31, 2002 (as restated) and
              December 31, 2001 (as restated).....................................................................1

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2002 (as restated) and 2001...............................................................2

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 (as restated) and 2001...............................................................3

              Notes to Condensed Consolidated Financial Statements (as restated)..................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
              (as restated)......................................................................................16

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................28

Item 2.  Changes in Securities ..................................................................................28

Item 3.  Default Upon Senior Securities..........................................................................28

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................28

Item 5.  Other Information.......................................................................................28

Item 6.  Exhibits and Reports on Form 8-K........................................................................28

Signature........................................................................................................29


As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                  Seabulk International, Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets (Unaudited) (As Restated)
                      (in thousands, except par value data)


                                                                                         March 31,         December 31,
                                                                                           2002                 2001
                                                                                         ---------         ------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................          $  24,059           $  11,631
   Restricted cash ............................................................              1,337               1,337
   Trade accounts receivable, net of allowance for doubtful accounts of $5,122
     and $5,919 in 2002 and 2001, respectively ................................             49,163              50,088
   Other receivables ..........................................................             11,403              16,282
   Marine operating supplies ..................................................              8,207              10,049
   Prepaid expenses and other .................................................              2,174               2,984
                                                                                         ---------           ---------
     Total current assets .....................................................             96,343              92,371

Vessels and equipment, net ....................................................            580,394             589,371
Deferred costs, net ...........................................................             49,062              48,899
Other .........................................................................              6,285              14,124
                                                                                         ---------           ---------
     Total assets .............................................................          $ 732,084           $ 744,765
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................          $  12,321           $  18,171
   Current maturities of long-term debt .......................................             30,849              38,367
   Current obligations under capital leases ...................................              2,883               2,972
   Accrued interest ...........................................................              8,700               1,455
   Accrued liabilities and other ..............................................             41,416              38,719
                                                                                         ---------           ---------
     Total current liabilities ................................................             96,169              99,684

Long-term debt ................................................................            392,928             399,974
Obligations under capital leases ..............................................             31,034              31,768
Senior notes ..................................................................             82,310              81,635
Other liabilities .............................................................              6,473               6,175
                                                                                         ---------           ---------
     Total liabilities ........................................................            608,914             619,236

Contingencies (Note 8)

Minority interest .............................................................                743                 842

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and outstanding                 --                  --
   Common stock--$.01 par value, authorized 20,000 shares; 10,506 shares
     issued and outstanding in 2002 and 2001 ..................................                105                 105
   Additional paid-in capital .................................................            167,259             167,259
   Accumulated other comprehensive loss .......................................                 --                  (1)
   Unearned compensation ......................................................               (173)               (198)
   Accumulated deficit ........................................................            (44,764)            (42,478)
                                                                                         ---------           ---------
     Total stockholders' equity ...............................................            122,427             124,687
                                                                                         ---------           ---------
       Total liabilities and stockholders' equity .............................          $ 732,084           $ 744,765
                                                                                         =========           =========


SEE ACCOMPANYING NOTES.

                  Seabulk International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                           ---------------------------
                                                                             2002               2001
                                                                           --------           --------
                                                                        (as restated)
Revenue .........................................................          $ 83,199           $ 81,420
Operating expenses:
   Crew payroll and benefits ....................................            22,776             23,930
   Charter hire .................................................             1,797              1,491
   Repairs and maintenance ......................................             6,764              6,375
   Insurance ....................................................             2,773              2,900
   Fuel and consumables .........................................             7,329              8,965
   Port charges and other .......................................             4,302              5,208
                                                                           --------           --------
     Total operating expenses ...................................            45,741             48,869
Overhead expenses:
   Salaries and benefits ........................................             5,827              5,652
   Office .......................................................             1,996              1,529
   Professional fees ............................................               585              1,278
   Other ........................................................               524              1,760
                                                                           --------           --------
     Total overhead expenses ....................................             8,932             10,219
Depreciation, amortization and drydocking .......................            16,558             13,923
                                                                           --------           --------
Income from operations ..........................................            11,968              8,409
Other (expense) income:
   Interest expense .............................................           (12,713)           (14,616)
   Interest income ..............................................                62                 46
   Minority interest in losses of subsidiaries ..................                99                208
   (Loss) gain on disposal of assets ............................              (128)               250
   Other ........................................................                93               (116)
                                                                           --------           --------
     Total other expense, net ...................................           (12,587)           (14,228)
                                                                           --------           --------
Loss before provision for income taxes ..........................              (619)            (5,819)
Provision for income taxes ......................................             1,667              1,414
                                                                           --------           --------
     Net loss ...................................................          $ (2,286)          $ (7,233)
                                                                           ========           ========

Net loss per common share:
   Net loss per common share - basic and diluted ................          $  (0.22)          $  (0.71)
                                                                           ========           ========

   Weighted average common shares outstanding - basic and diluted            10,461             10,149
                                                                           ========           ========

SEE ACCOMPANYING NOTES.

                  Seabulk International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                           ---------------------------
                                                                                             2002               2001
                                                                                           --------           --------
                                                                                         (as restated)
OPERATING ACTIVITIES:
  Net loss ......................................................................          $ (2,286)          $ (7,233)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment ...................            11,231             11,345
       Amortization of drydocking costs .........................................             5,327              2,578
       Provision for bad debts ..................................................               307                355
       Loss (gain) on disposal of assets ........................................                38               (250)
       Amortization of discount on long-term debt and financing costs ...........             1,352              1,258
       Minority interest in losses of subsidiaries ..............................               (99)              (208)
       Senior and notes payable issued for payment of accrued interest and fees .               375                425
       Other non-cash items .....................................................               218                 32
       Changes in operating assets and liabilities:
           Accounts and other receivables .......................................             5,787             (4,222)
           Other current and long-term assets ...................................             2,913                921
           Accounts payable and other liabilities ...............................             4,603              7,626
                                                                                           --------           --------
             Net cash provided by operating activities ..........................            29,766             12,627

INVESTING ACTIVITIES:
  Expenditures for drydocking ...................................................            (5,615)            (6,391)
  Proceeds from disposals of assets .............................................             5,104              2,636
  Purchases of vessels and equipment ............................................            (1,306)              (978)
  Acquisition of minority interest ..............................................                --               (524)
  Redemption of restricted investments ..........................................                --                 33
  Purchase of restricted investments ............................................                --                (23)
                                                                                           --------           --------
     Net cash used in investing activities ......................................            (1,817)            (5,247)

FINANCING ACTIVITIES:
  Net repayment of revolving credit facility ....................................            (6,700)            (8,250)
  Payments of long-term debt ....................................................            (7,548)            (4,260)
  Payments of Title XI bonds ....................................................              (450)            (1,263)
  Redemption of restricted cash .................................................                --                331
  Payments of obligations under capital leases ..................................              (823)            (1,171)
                                                                                           --------           --------
     Net cash used in financing activities ......................................           (15,521)           (14,613)
                                                                                           --------           --------
  Change in cash and cash equivalents ...........................................            12,428             (7,233)
  Cash and cash equivalents at beginning of period ..............................            11,631             14,233
                                                                                           --------           --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................          $ 24,059           $  7,000
                                                                                           ========           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Notes payable issued for the acquisition of minority interest .................          $     --           $ 10,500
                                                                                           ========           ========
  Senior and notes payable issued for payment of accrued interest and fees ......          $    375           $    425
                                                                                           ========           ========
  Vessels exchanged for drydock expenditures ....................................          $    900           $     --
                                                                                           ========           ========
  Reactivation of two vessels that were classified as assets held for sale ......          $  1,682           $     --
                                                                                           ========           ========


SEE ACCOMPANYING NOTES

                  Seabulk International, Inc. and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (As Restated)
                                 March 31, 2002
                                   (Unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and reflect the adjustments described below and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         In December 2001, the Company was notified by its protection and indemnity marine insurance club (Steamship), of approximately $4.1 million in additional insurance premiums. The additional premiums were assessed on policy years 1999 through 2001 to cover investment losses and reserve shortfalls experienced by Steamship in 2001. Upon receipt of the notification, the Company vigorously contested the authority of Steamship to levy such assessments and contested the calculation basis of the assessments. Through the second quarter of 2002, the Company gathered additional facts, spoke to outside advisors and, based on the advice of Steamship, filed a formal protest with Steamship's Board of Directors. On May 27, 2002, the Company received Steamship's response rejecting the Company's grounds for protest and reasserting the premium assessments based on the authority of the Steamship Directors to levy such calls at their discretion. Based on the response from Steamship and information obtained from outside advisors, the Company concluded that it was within Steamship's authority to levy the premium assessments. Therefore, the Company determined that the additional premiums should be recorded in the period in which they were notified of the assessment.

         Accordingly, the consolidated financial statements as of and for the year ended December 31, 2001 were restated to reflect increased operating expenses of approximately $4.1 million related to the additional insurance premiums. The accompanying consolidated financial statements for the three months ended March 31, 2002 were restated to reflect additional insurance premiums and other net expenses of approximately $0.2 million.

         The effect of the restatement is summarized below:

                                                                                  March 31, 2002
                                                                          ------------------------------
                                                                          as Reported       as Restated
                                                                          -----------       ------------
                                                                      (in thousands, except per share data)

             Income (loss) from operations..........................   $        12,043   $        11,968
             Net loss...............................................            (2,121)           (2,286)
             Net loss per common share - basic and diluted..........            (0.20)            (0.22)

             Total assets...........................................           732,411           732,084
             Total liabilities......................................           604,983           608,914
             Stockholders' equity...................................           126,685           122,427


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

         On August 9, 2002, the Company executed the seventh amendment to the credit facility, which waived the Company's non-compliance with its working capital covenants at December 31, 2001, which occurred as a result of the restatement discussed in Note 1.

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

         The following schedules present segment and geographic information about the Company's operations (in thousands):


                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      2002              2001
                                                   --------           --------
                                                 (as restated)

REVENUE
  Offshore energy support ...............          $ 43,312           $ 43,159
  Marine transportation services ........            31,924             29,804
  Towing(1) .............................             7,963              8,457
                                                   --------           --------
     TOTAL ..............................          $ 83,199           $ 81,420
                                                   ========           ========

OPERATING EXPENSES
  Offshore energy support ...............          $ 23,589           $ 24,608
  Marine transportation services(1) .....            17,670             19,427
  Towing ................................             4,471              4,834
  General corporate .....................                11                 --
                                                   --------           --------
     TOTAL ..............................          $ 45,741           $ 48,869
                                                   ========           ========

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support ...............          $ 10,503           $  8,456
  Marine transportation services ........             4,548              4,359
  Towing ................................               760                729
  General corporate .....................               747                379
                                                   --------           --------
     TOTAL ..............................          $ 16,558           $ 13,923
                                                   ========           ========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support ...............          $  5,111           $  5,846
  Marine transportation services ........             8,254              4,670
  Towing ................................             1,589              1,723
  General corporate .....................            (2,986)            (3,830)
                                                   --------           --------
     TOTAL ..............................          $ 11,968           $  8,409
                                                   ========           ========

NET INCOME (LOSS)
  Offshore energy support ...............          $ (2,471)          $ (3,422)
  Marine transportation services ........             2,684               (267)
  Towing ................................               287                395
  General Corporate .....................            (2,786)            (3,939)
                                                   --------           --------
     TOTAL ..............................          $ (2,286)          $ (7,233)
                                                   ========           ========

GEOGRAPHIC REVENUE
  Domestic ..............................          $ 53,571           $ 57,670
  Foreign
     West Africa ........................            20,416             14,622
     Middle East ........................             6,058              5,002
     Southeast Asia .....................             3,154              4,126
                                                   --------           --------
CONSOLIDATED GEOGRAPHIC REVENUE .........          $ 83,199           $ 81,420
                                                   ========           ========

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

         In December 2001, the Company was notified by Steamship Mutual, its protection and indemnity marine insurance club (the "Club"), of additional insurance calls in the projected amount of $4.1 million, due to investment losses resulting in reserve shortfalls for the Club. Although the Company has serious disagreements over the basis for these additional assessments and has instituted a dispute procedure, the Company has accrued the full $4.1 million for the year ending 2001. Payments toward the calls are projected to be made in various installments during 2002 and 2003.

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



               Condensed Consolidating Balance Sheet (as restated)
                                 (in thousands)


                                                                                 As of March 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                               Domestic       Foreign        Non-                       Condensed
                                                               Guarantor     Guarantor     Guarantor                   Consolidated
                                                   Parent     Subsidiaries  Subsidiaries  Subsidiaries    Eliminations     Total
                                                 ---------    ------------  ------------  ------------    ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents ................     $   5,230      $     713     $   4,431     $  13,685      $      --      $  24,059
  Restricted cash ..........................            --             --         1,337            --             --          1,337
  Accounts receivable:
     Trade, net ............................           200         17,988        29,152         1,823             --         49,163
     Insurance claims and other ............         2,385            967         7,852           199             --         11,403
  Marine operating supplies ................          (656)         1,812         3,286         3,765             --          8,207
  Prepaid expenses .........................           479            635           487           573             --          2,174
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current assets ..................         7,638         22,115        46,545        20,045             --         96,343
Vessels and equipment, net .................        43,900        164,140       107,149       265,205             --        580,394
Deferred costs, net ........................        14,526          8,801        17,584         8,151             --         49,062
Due (to) from affiliates ...................      (187,597)        91,828       127,833       (28,585)        (3,479)            --
Investments in affiliates ..................       521,586        361,227            --        36,752       (919,565)            --
Other ......................................            --          3,006         2,860           419             --          6,285
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total assets .............................     $ 400,053      $ 651,117     $ 301,971     $ 301,987      $(923,044)     $ 732,084
                                                 =========      =========     =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable .........................     $     361      $   2,557     $   8,660     $     743      $      --      $  12,321
  Current maturities of long-term debt .....        24,510          1,969            --         4,370             --         30,849
  Current obligations under capital leases .            --          2,883            --            --             --          2,883
  Accrued interest .........................         3,561            647            --         4,492             --          8,700
  Accrued liabilities and other ............         7,881          2,860        28,146         2,529             --         41,416
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current liabilities .............        36,313         10,916        36,806        12,134             --         96,169

Long-term debt .............................       154,182         23,050            --       215,696             --        392,928
Obligations under capital leases ...........            --         31,034            --            --             --         31,034
Senior notes ...............................        82,310             --            --            --             --         82,310
Other liabilities ..........................         4,731            739           904            99             --          6,473
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total liabilities ........................       277,536         65,739        37,710       227,929             --        608,914

Contingencies

Minority interest ..........................            --             --            --            --            743            743

Total stockholders' equity (deficit) .......       122,517        585,378       264,261        74,058       (923,787)       122,427
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total liabilities and stockholders' equity
    (deficit) ..............................     $ 400,053      $ 651,117     $ 301,971     $ 301,987      $(923,044)     $ 732,084
                                                 =========      =========     =========     =========      =========      =========


              Condensed Consolidating Balance Sheet (as restated)
                                 (in thousands)


                                                                            As of December 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                               Domestic       Foreign        Non-                       Condensed
                                                               Guarantor     Guarantor     Guarantor                   Consolidated
                                                   Parent     Subsidiaries  Subsidiaries  Subsidiaries    Eliminations     Total
                                                 ---------    ------------  ------------  ------------    ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents ................     $     250      $     270     $   3,888     $   7,223      $      --      $  11,631
  Restricted cash ..........................            --             --         1,337            --             --          1,337
  Accounts receivable:
     Trade, net ............................         1,088         20,186        27,098         2,420           (704)        50,088
     Insurance claims and other ............         2,896          5,849         7,149           388             --         16,282
  Marine operating supplies ................          (795)         3,072         3,624         4,148             --         10,049
  Prepaid expenses .........................           864            844           988           288             --          2,984
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current assets ..................         4,303         30,221        44,084        14,467           (704)        92,371
Vessels and equipment, net .................        45,388        166,678       109,451       267,854             --        589,371
Deferred costs, net ........................        16,107         10,063        14,187         8,542             --         48,899
Due (to) from affiliates ...................      (170,000)        80,479       123,866       (30,867)        (3,478)            --
Investments in affiliates ..................       522,764        366,174            --        35,547       (924,485)            --
Other ......................................           289          7,661         6,174            --             --         14,124
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total assets .............................     $ 418,851      $ 661,276     $ 297,762     $ 295,543      $(928,667)     $ 744,765
                                                 =========      =========     =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
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
                                                 =========      =========     =========     =========      =========      =========


          Condensed Consolidating Statement of Operations (as restated)
                                 (in thousands)


                                                                          Three Months Ended March 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                               Domestic       Foreign        Non-                       Condensed
                                                               Guarantor     Guarantor     Guarantor                   Consolidated
                                                   Parent     Subsidiaries  Subsidiaries  Subsidiaries    Eliminations     Total
                                                 ---------    ------------  ------------  ------------    ------------ ------------
Revenue .................................      $ 10,363       $ 25,317       $ 29,629       $ 18,261       $   (371)      $ 83,199

Operating expenses ......................         6,191         15,777         15,258          8,891           (376)        45,741
Overhead expenses .......................         2,500          2,682          2,936            808              6          8,932
Depreciation, amortization and drydocking         2,309          4,510          6,765          2,974             --         16,558
                                               --------       --------       --------       --------       --------       --------
(Loss) income from operations ...........          (637)         2,348          4,670          5,588             (1)        11,968
Other (expense) income, net .............        (1,649)        (9,115)        (3,484)        (3,356)         5,017        (12,587)
                                               --------       --------       --------       --------       --------       --------
(Loss) income before provision income
  taxes .................................        (2,286)        (6,767)         1,186          2,232          5,016           (619)
Provision for income taxes ..............            --             --          1,667             --             --          1,667
                                               --------       --------       --------       --------       --------       --------
Net (loss) income .......................      $ (2,286)      $ (6,767)      $   (481)      $  2,232       $  5,016       $ (2,286)
                                               ========       ========       ========       ========       ========       ========



                 Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                          Three Months Ended March 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                               Domestic       Foreign        Non-                       Condensed
                                                               Guarantor     Guarantor     Guarantor                   Consolidated
                                                   Parent     Subsidiaries  Subsidiaries  Subsidiaries    Eliminations     Total
                                                 ---------    ------------  ------------  ------------    ------------ ------------
Revenue .....................................     $  2,311      $ 41,711     $ 23,184      $ 15,429      $ (1,215)     $ 81,420

Operating expenses ..........................          366        27,649       13,929         8,073        (1,148)       48,869
Overhead expenses ...........................        3,698         3,116        2,516           962           (73)       10,219
Depreciation, amortization and drydocking ...        1,614         4,238        5,242         2,829            --        13,923
                                                  --------      --------     --------      --------      --------      --------
(Loss) income from operations ...............       (3,367)        6,708        1,497         3,565             6         8,409
Other (expense) income, net .................       (2,452)          303       (6,690)       (5,018)         (371)      (14,228)
                                                  --------      --------     --------      --------      --------      --------
(Loss) income before provision income taxes .       (5,819)        7,011       (5,193)       (1,453)         (365)       (5,819)
Provision for income taxes ..................        1,414            --           --            --            --         1,414
                                                  --------      --------     --------      --------      --------      --------
Net (loss) income ...........................     $ (7,233)     $  7,011     $ (5,193)     $ (1,453)     $   (365)     $ (7,233)
                                                  ========      ========     ========      ========      ========      ========


                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                                      Three Months Ended March 31, 2002 (as restated)
                                                 -----------------------------------------------------------------------------------
                                                               Domestic       Foreign        Non-                       Condensed
                                                               Guarantor     Guarantor     Guarantor                   Consolidated
                                                   Parent     Subsidiaries  Subsidiaries  Subsidiaries    Eliminations     Total
                                                 ---------    ------------  ------------  ------------    ------------ ------------
Net cash provided by (used in) operating
 activities ..................................     $ 19,435      $ (1,328)     $  5,110      $  6,549      $      --     $ 29,766

INVESTING ACTIVITIES:
 Expenditures for drydocking .................          (70)         (698)       (4,760)          (87)            --       (5,615)
 Proceeds from disposals of assets ...........           --         4,665           439            --             --        5,104
 Purchases of vessels and equipment ..........           --        (1,060)         (246)           --             --       (1,306)
                                                   --------      --------      --------      --------      ---------     --------
  Net cash (used in) provided by  investing
    activities ...............................          (70)        2,907        (4,567)          (87)            --       (1,817)

FINANCING ACTIVITIES:
 Net repayment of revolving credit facility ..       (6,700)           --            --            --             --       (6,700)
 Payments of long-term borrowings ............       (7,235)         (313)           --            --             --       (7,548)
 Payments of Title XI bonds ..................         (450)           --            --            --             --         (450)
 Payments of obligations under capital leases            --          (823)           --            --             --         (823)
                                                   --------      --------      --------      --------      ---------     --------
  Net cash used in financing activities ......      (14,385)       (1,136)           --            --             --      (15,521)
                                                   --------      --------      --------      --------      ---------     --------
Change in cash and cash equivalents ..........        4,980           443           543         6,462             --       12,428
Cash and cash equivalents at beginning of
 period ......................................          250           270         3,888         7,223             --       11,631
                                                   --------      --------      --------      --------      ---------     --------
Cash and cash equivalents at end of period ...     $  5,230      $    713      $  4,431      $ 13,685      $      --     $ 24,059
                                                   ========      ========      ========      ========      =========     ========



                 Condensed Consolidating Statement of Cash Flows
                                 (in thousands)


                                                                          Three Months Ended March 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                               Domestic       Foreign        Non-                       Condensed
                                                               Guarantor     Guarantor     Guarantor                   Consolidated
                                                   Parent     Subsidiaries  Subsidiaries  Subsidiaries    Eliminations     Total
                                                 ---------    ------------  ------------  ------------    ------------ ------------
Net cash provided by (used in) operating
 activities ..................................     $ 13,312      $  6,615      $    478      $ (7,783)     $      5      $ 12,627

INVESTING ACTIVITIES:
 Expenditures for drydocking .................          (55)       (2,754)       (3,582)           --            --        (6,391)
 Proceeds from disposals of assets ...........           --           820         1,816            --            --         2,636
 Purchases of property .......................          (16)         (407)         (472)          (78)           (5)         (978)
 Acquisition of minority interest ............         (524)           --            --            --            --          (524)
 Redemption of restricted investments ........           --            --            --            33            --            33
 Purchases of restricted investments .........           --            --            --           (23)           --           (23)
                                                   --------      --------      --------      --------      --------      --------
  Net cash used in investing activities ......         (595)       (2,341)       (2,238)          (68)           (5)       (5,247)

FINANCING ACTIVITIES:
 Net repayment of revolving credit facility ..       (8,250)           --            --            --            --        (8,250)
 Repayment of long-term borrowings ...........       (3,931)         (329)           --            --            --        (4,260)
 Repayment of Title XI bonds .................       (1,263)           --            --            --            --        (1,263)
 Redemption of restricted cash ...............          331            --            --            --            --           331
 Payments of obligations under capital leases            --        (1,171)           --            --            --        (1,171)
                                                   --------      --------      --------      --------      --------      --------
  Net cash used in financing activities ......      (13,113)       (1,500)           --            --            --       (14,613)
                                                   --------      --------      --------      --------      --------      --------
Change in cash and cash equivalents ..........         (396)        2,774        (1,760)       (7,851)           --        (7,233)
Cash and cash equivalents at beginning of
 period ......................................        1,402        (2,190)        6,380         8,641            --        14,233
                                                   --------      --------      --------      --------      --------      --------
Cash and cash equivalents at end of period ...     $  1,006      $    584      $  4,620      $    790      $     --      $  7,000
                                                   ========      ========      ========      ========      ========      ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

         All discussions below reflect the restatement as discussed in Note 1. The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 2001 Annual Report on Form 10-K. References to the "2001 Form 10-K" in this Quarterly Report are to a restated and amended Annual Report on Form 10-K/A.

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


                                                  Q1 2002
                             ---------------------------------------------------
                              AHTS/          AHT/          Crew/
                             Supply          Tugs         Utility       Other
                             ------         ------         ------      ------
DOMESTIC(1)
Vessels(2) (3) (4)               24             --             30           2
Bareboat-out(4)                  --             --             --          --
Laid-Up                          --             --             --           1
Effective Utilization(5)         59%            --             65%         --
Day Rate                     $6,687             --         $2,666          --


WEST AFRICA
Vessels(2) (3) (6) (7)           29              5              7           1
Laid-Up                          --              1             --          --
Effective Utilization(5)         84%            86%            89%         97%
Day Rate                     $7,368         $6,613         $3,124          --


MIDDLE EAST
Vessels(2)                        6              8              8           5
Laid-Up                          --              1              1           1
Effective Utilization(5)         83%            75%            81%         77%
Day Rate                     $3,265         $4,571         $1,649      $4,502


SOUTHEAST ASIA
Vessels(2) (7)                    8             --              5           2
Laid-Up                          --             --             --          --
Effective Utilization(5)         59%            --             53%         44%
Day Rate                     $5,510             --         $1,472          --

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


                                     Q1 2001                                     Q2 2001
                      ---------------------------------------    ----------------------------------------
                       AHTS/      AHT/      Crew/                 AHTS/       AHT/      Crew/
                      Supply      Tugs     Utility     Other     Supply       Tugs     Utility     Other
                      ------     ------     ------     ------     ------     ------     ------     ------
DOMESTIC(1)
Vessels(2) (3) (4)        26         --         31          1         26         --         33          1
Bareboat-out(4)           --         --          2          1         --         --          2          1
Laid-Up                    1         --         --          1          1         --         --          1
Effective
Utilization(5)            75%        --         87%        --         90%        --         87%        --
Day Rate              $6,946         --     $2,709         --     $7,397         --     $2,929         --


WEST AFRICA
Vessels(2) (3)(6)(8)      27          3          6          1         27          4          5          1
Laid-Up                   --         --         --         --         --         --         --         --
Effective
Utilization(5)            83%        46%        85%        --         86%        41%        77%        84%
Day Rate              $6,325     $4,491     $2,754         --     $6,988     $5,528     $2,774     $6,160


MIDDLE EAST
Vessels(2) (3)
 (7)(9)(11)                5          8         11          7          5          8         11          7
Laid-Up12)                --         --         --         --         --         --         --         --
Effective
Utilization(5)            77%        24%        66%        56%        92%        50%        59%        69%
Day Rate              $3,003     $4,129     $1,421     $5,197     $2,855     $3,889     $1,434     $5,393


SOUTHEAST ASIA
Vessels(2)
 (6)(10)(11                8          1          5          1          8          1          5          1
Laid-Up                   --         --          1         --         --         --          1         --
Effective
Utilization(5)            87%        37%        89%        33%        83%        46%        73%        71%
Day Rate              $5,347     $3,929     $1,429     $6,614     $4,277     $4,255     $1,443     $6,630



                                        Q3 2001                                     Q4 2001
                         ---------------------------------------     ---------------------------------------
                         AHTS/       AHT/      Crew/                  AHTS/      AHT/       Crew/
                         Supply      Tugs     Utility     Other      Supply      Tugs      Utility    Other
                         ------     ------     ------     ------     ------     ------     ------     ------
DOMESTIC(1)
Vessels(2) (3) (4)           26         --         32          1         26         --         32          1
Bareboat-out(4)              --         --         --          1         --         --         --          1
Laid-Up                      --         --         --          1         --         --         --          1
Effective
Utilization(5)               83%        --         83%        --         63%        --         72%        --
Day Rate                 $7,486         --     $3,061         --     $7,141         --     $2,928         --


WEST AFRICA
Vessels(2) (3)(6)(8)         27          4          6          1         27          4          6          1
Laid-Up                      --         --         --         --         --         --         --         --
Effective
Utilization(5)               82%        63%        64%        84%        76%        86%        80%        96%
Day Rate                 $7,644     $6,097     $2,715     $7,363     $7,829     $8,041     $3,358     $9,246


MIDDLE EAST
Vessels(2) (3)
 (7)(9)(11)                   5          8          9          6          6          8          8          5
Laid-Up12)                   --         --         --         --         --          1          1          1
Effective
Utilization(5)               86%        48%        65%        43%        81%        60%        86%        64%
Day Rate                 $2,954     $4,443     $1,611     $5,399     $3,121     $4,937     $1,671     $3,986


SOUTHEAST ASIA
Vessels(2)
 (6)(10)(11                   8         --          6          2          7         --          6          2
Laid-Up                      --         --         --         --         --         --         --         --
Effective
Utilization(5)               79%        --         69%       100%        69%        --         51%        52%
Day Rate                 $4,762         --     $1,708     $8,298     $5,285         --     $1,674     $7,302


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

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                  Three Months Ended March 31,
                                  ----------------------------
                                     2002           2001
                                    -------        -------
     Number of vessels owned             10             10
     Revenue (in thousands)         $28,688        $28,035

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

                                        Three Months Ended March 31,
                                        ----------------------------
                                             2002          2001
                                            ------        ------
     Number of tugs at end of period            31            31
     Revenue (in thousands)                 $7,963        $8,457

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:


                                                             Three Months Ended March 31,
                                                      ----------------------------------------------
                                                              2002                        2001
                                                      ------------------          ------------------
                                                         (as restated)
                                                                       (in millions)
     Revenue .................................        $  83.2        100%         $  81.4        100%
     Operating expenses ......................           45.7         55             48.9         60
     Overhead expenses .......................            8.9         11             10.2         13
     Depreciation, amortization and drydocking           16.6         20             13.9         17
                                                      -------       ----          -------       ----
     Income from operations ..................        $  12.0         15%         $   8.4         10%
                                                      =======       ====          =======       ====

     Interest expense, net ...................        $  12.7         15%         $  14.6         18%
                                                      =======       ====          =======       ====

     Other income, net .......................        $   0.1        0.2%         $   0.3        0.4%
                                                      =======       ====          =======       ====

     Net loss ................................        $  (2.3)        (3)%        $  (7.2)        (9)%
                                                      =======       ====          =======       ====


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

         OVERHEAD EXPENSES. Overhead expenses decreased 12.6% to $8.9 million for the three months ended March 31, 2002 from $10.2 million for the same period in 2001, primarily due to decreased professional fees and other overhead expense, offset in part by increases in salaries and benefits. Higher headcount and related salary expense for corporate activity resulted in savings on third-party consulting fees and services. The decrease in other overhead expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and the consolidation of administrative functions. As a percentage of revenue, overhead expenses decreased to 11% for the three months ended March 31, 2002 compared to 13% for the same period in 2001.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 18.9% to $16.6 million or 19.9% of revenue for the three months ended March 31, 2002 from $13.9 million or 17.1% of revenue for the three months ended March 31, 2001, primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 compared to the second half of 2000. Since there were larger 2001 drydock expenditures, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30-36 months).

         NET INTEREST EXPENSE. Net interest expense decreased 13.2% to $12.7 million or 15% of revenue for the three months ended March 31, 2002 from $14.6 million or 18% of revenue for the same period in 2001. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility.

         OTHER INCOME, NET. Other income, net decreased 81.3% to $0.1 million for the three months ended March 31, 2002 from other income, net of $0.3 million for the same period in 2001, primarily due to a gain on asset sales in 2001 compared to a loss on asset sales in the 2002 period.

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

         Long-term debt and the Senior Notes consisted of the following at March 31, 2002:


                                          2002              Outstanding Balance                                Interest Rate
                                      Year-to-date                 as of                                           as of
Facility                                Payments               March 31, 2002             Maturity              May 1, 2002
--------                             -------------          --------------------      ---------------        ----------------
Tranche A term loan                  $2.89 million              $ 49.5 million               2004                   5.12%
Tranche B term loan                  $0.20 million              $ 24.4 million               2005                   5.62%
Tranche C term loan                  $0.62 million              $ 77.4 million               2006                   6.12%
Amendment fee note                   $3.00 million              $  1.9 million               2002                  15.00%
Senior Notes                         $0.00 million              $ 82.3 million(1)            2007                  13.50%
Title XI Financing Bonds             $0.45 million              $241.2 million          2005 to 2024          6.50% to 10.00%
Other notes payable                  $0.84 million              $ 27.1 million          2003 to 2011              Various
Revolving credit facility            $6.70 million(2)           $  2.3 million             2004                     7.00%

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

         On March 15, 2002, a sixth amendment to the credit facility was executed, which reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans.

         On August 9, 2002, the Company executed the seventh amendment to the credit facility which waived the Company's non-compliance with its working capital covenants at December 31, 2001, which occurred as a result of the restatement discussed in Note 1 to the condensed consolidated financial statements.

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

SEABULK INTERNATIONAL, INC.


/s/ GERHARD E. KURZ
------------------------------------------------
Gerhard E. Kurz
President, Chief Executive Officer, and Director
Date: August 14, 2002


/s/ MICHAEL J. PELLICCI
------------------------------------------------
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date: August 14, 2002