Form 10-Q
period 2002-06-30
SEABULK INTERNATIONAL INC
filed 2002-08-14
CIK 922341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]


THERE WERE 10,623,938 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT AUGUST 1, 2002.

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

              Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001
              (as restated) ......................................................................................1

              Condensed Consolidated Statements of Operations for the three and six months ended
              June 30, 2002 and 2001..............................................................................2

              Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 2002 and 2001..............................................................................3

              Notes to Condensed Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................18

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................33

Item 2.  Changes in Securities ..................................................................................33

Item 3.  Default Upon Senior Securities..........................................................................33

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................33

Item 5.  Other Information.......................................................................................34

Item 6.  Exhibits and Reports on Form 8-K........................................................................34

Signature........................................................................................................35



As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                  Seabulk International, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                      (in thousands, except par value data)

                                                                                       June 30,       December 31,
                                                                                        2002              2001
                                                                                    ------------      ------------
                                                                                                      (as restated)
ASSETS
Current assets:
   Cash and cash equivalents...................................................     $     14,682      $     11,631
   Restricted cash.............................................................            1,337             1,337
   Trade accounts receivable, net of allowance for doubtful accounts of $5,248
     and $5,919 in 2002 and 2001, respectively.................................           47,050            50,088
   Other receivables...........................................................           14,057            16,282
   Marine operating supplies...................................................            8,300            10,049
   Prepaid expenses and other..................................................            2,710             2,984
                                                                                    ------------      ------------
     Total current assets......................................................           88,136            92,371

Vessels and equipment, net.....................................................          567,313           589,371
Deferred costs, net............................................................           47,496            48,899
Other..........................................................................            5,333            14,124
                                                                                    ------------      ------------
     Total assets..............................................................     $    708,278      $    744,765
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................     $      8,767      $     18,171
   Current maturities of long-term debt........................................           34,537            38,367
   Current obligations under capital leases....................................            2,899             2,972
   Accrued interest............................................................            4,696             1,455
   Accrued liabilities and other...............................................           40,877            38,719
                                                                                    ------------      ------------
     Total current liabilities.................................................           91,776            99,684

Long-term debt.................................................................          377,513           399,974
Obligations under capital leases...............................................           30,265            31,768
Senior notes...................................................................           83,006            81,635
Other liabilities..............................................................            6,641             6,175
                                                                                    ------------      ------------
     Total liabilities.........................................................          589,201           619,236

Contingencies (Note 8)

Minority interest..............................................................              959               842

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and outstanding.              --                --
   Common stock--$.01 par value, authorized 20,000 shares; 10,624 and            .
     10,506 shares issued and outstanding in 2002 and 2001, respectively.......              106               105
   Additional paid-in capital..................................................          167,301           167,259
   Accumulated other comprehensive loss........................................              (10)               (1)
   Unearned compensation.......................................................             (148)             (198)
   Accumulated deficit.........................................................          (49,131)          (42,478)
                                                                                    ------------      ------------
     Total stockholders' equity................................................          118,118           124,687
                                                                                    ------------      ------------
       Total liabilities and stockholders' equity..............................     $    708,278      $    744,765
                                                                                    ============      ============

SEE ACCOMPANYING NOTES.

                  Seabulk International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                                              Three Months Ended            Six Months Ended
                                                                                   June 30,                     June 30,
                                                                        ----------------------------  ----------------------------
                                                                             2002           2001           2002           2001
                                                                        -------------  -------------  -------------  -------------
Revenue............................................................     $      81,639  $      91,424  $     164,838  $     172,844
Operating expenses:
   Crew payroll and benefits.......................................            21,854         24,683         44,630         48,613
   Charter hire....................................................             1,912          1,429          3,709          2,920
   Repairs and maintenance.........................................             8,041          5,833         14,805         12,208
   Insurance.......................................................             2,603          2,916          5,376          5,816
   Fuel and consumables............................................             7,586          8,608         14,915         17,573
   Port charges and other..........................................             4,744          5,096          9,046         10,304
                                                                        -------------  -------------  -------------  -------------
     Total operating expenses......................................            46,740         48,565         92,481         97,434
Overhead expenses:
   Salaries and benefits...........................................             5,727          5,607         11,554         11,259
   Office..........................................................             2,236          1,474          4,232          3,003
   Professional fees...............................................               858            574          1,443          1,852
   Other...........................................................               905          1,480          1,429          3,240
                                                                        -------------  -------------  -------------  -------------
     Total overhead expenses.......................................             9,726          9,135         18,658         19,354
Depreciation, amortization and drydocking..........................            16,633         14,821         33,191         28,744
                                                                        -------------  -------------  -------------  -------------
Income from operations.............................................             8,540         18,903         20,508         27,312
Other (expense) income:
   Interest expense................................................           (12,365)       (14,080)       (25,078)       (28,696)
   Interest income.................................................                75             20            137             66
   Minority interest in losses (gains) of subsidiaries.............              (216)           (27)          (117)           181
   (Loss) gain on disposal of assets...............................             1,482            (96)         1,354            154
   Other...........................................................              (142)          (186)           (49)          (302)
                                                                        -------------  -------------  -------------  -------------
     Total other expense, net......................................           (11,166)       (14,369)       (23,753)       (28,597)
                                                                        -------------  -------------  -------------  -------------
Income (loss) before provision for income taxes....................            (2,626)         4,534         (3,245)        (1,285)
Provision for income taxes.........................................             1,741          1,784          3,408          3,198
                                                                        -------------  -------------  -------------  -------------
     Net income (loss).............................................     $      (4,367) $       2,750  $      (6,653) $      (4,483)
                                                                        =============  =============  =============  =============

Net income (loss) per common share:
   Net income (loss) per common share - basic......................     $       (0.41) $        0.27  $       (0.63) $       (0.44)
                                                                        =============  =============  =============  =============
   Net income (loss) per common share - diluted....................     $       (0.41) $        0.25  $       (0.63) $       (0.44)
                                                                        =============  =============  =============  =============

   Weighted average common shares outstanding - basic..............            10,529         10,200         10,494         10,174
                                                                        =============  =============  =============  =============
   Weighted average common shares outstanding - diluted............            10,529         10,800         10,494         10,174
                                                                        =============  =============  =============  =============

SEE ACCOMPANYING NOTES.

                  Seabulk International, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                           ---------------------------
                                                                                               2002           2001
                                                                                           ------------   ------------
OPERATING ACTIVITIES:
  Net loss..............................................................................   $     (6,653)  $     (4,483)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment...........................         22,139         22,545
       Amortization of drydocking costs.................................................         11,052          6,199
       Provision for bad debts..........................................................            147            544
       Gains on disposal of assets......................................................         (1,354)          (154)
       Amortization of discount on long-term debt and financing costs...................          2,378          2,603
       Minority interest in losses (gains) of subsidiaries..............................            117           (181)
       Senior and notes payable issued for payment of accrued interest and fees.........            626            860
       Other non-cash items.............................................................            146            240
       Changes in operating assets and liabilities:
           Trade accounts and other receivables.........................................          5,661         (3,388)
           Other current and long-term assets...........................................          2,557          1,725
           Accounts payable and other liabilities.......................................         (2,036)        (1,209)
                                                                                           ------------   ------------
             Net cash provided by operating activities..................................         34,780         25,301

INVESTING ACTIVITIES:
  Expenditures for drydocking...........................................................        (12,072)       (11,950)
  Proceeds from disposals of assets.....................................................         10,882          4,700
  Purchases of vessels and equipment....................................................         (2,204)        (4,739)
  Acquisition of minority interest......................................................             --           (524)
  Redemption of restricted investments..................................................             --             32
  Purchase of restricted investments....................................................             --            (21)
                                                                                           ------------   ------------
     Net cash used in investing activities..............................................         (3,394)       (12,502)

FINANCING ACTIVITIES:
  Net repayment of revolving credit facility............................................         (4,281)        (3,250)
  Payments of long-term debt............................................................        (18,604)        (9,756)
  Payments of Title XI bonds............................................................         (3,547)        (4,739)
  Redemption of restricted cash.........................................................             --            331
  Payments of obligations under capital leases..........................................         (1,576)        (2,115)
  Capitalized issue costs related to proposed finance transactions......................           (328)            --
  Proceeds from exercise of warrants....................................................              1              1
                                                                                           ------------   ------------
     Net cash used in financing activities..............................................        (28,335)       (19,528)
                                                                                           ------------   ------------
  Change in cash and cash equivalents...................................................          3,051         (6,729)
  Cash and cash equivalents at beginning of period......................................         11,631         14,233
                                                                                           ------------   ------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................   $     14,682   $      7,504
                                                                                           ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Notes payable issued for the acquisition of minority interest.........................   $         --   $     10,500
                                                                                           ============   ============
  Senior and notes payable issued for payment of accrued interest and fees..............   $        626   $        860
                                                                                           ============   ============
  Vessels exchanged for drydock expenditures............................................   $        900   $         --
                                                                                           ============   ============
  Reactivation of two vessels previously classified as assets held for sale.............   $      1,682   $         --
                                                                                           ============   ============

SEE ACCOMPANYING NOTES.

                  Seabulk International, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


1. Organization and Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

         The Company has restated its consolidated financial statements as of and for the year ended December 31, 2001 and as of and for the quarter ended March 31, 2002. The restatements are primarily related to a $4.1 million accrual in additional insurance calls in the fourth quarter of 2001 (see Note 8).

         The Company has no material components of comprehensive loss except net loss.

         Certain financial statement reclassifications have been made to conform prior periods' data to the 2002 financial statement presentation.

2. Issues Affecting Liquidity

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $106.4 million. The Company expects that cash flow from operations and proceeds from the sale of non-strategic assets will continue to make significant contributions toward working capital and capital requirements. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving line of credit will be sufficient to meet its capital requirements.

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

         While management believes that the possibility exists that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results and its financial covenants. If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

3. Sale of Assets of Sun State and Lone Star

         On March 22, 2002, the Company closed on the sale of the marine transportation assets and trade name of Sun State for $3.8 million in cash. The assets consisted of tugs, barges and fuel inventory with a carrying value of $4.3 million. The name of this company was changed to Seabulk Marine Services, Inc. As a result, the Company recognized a loss on the disposal of these assets of approximately $470,000. The proceeds from the sale of these assets were used for working capital purposes as permitted by the Company's credit facility.

         On May 20, 2002, the Company closed on the sale of the marine terminal facility assets of Lone Star for $3.0 million. Fifty percent of the proceeds ($1.5 million) were received at closing in cash and the remainder will be deferred and received over the next three years in the form of either cash or shipyard repair credits from the buyer. The assets consisted of land, an office building, docks and parking and warehouse storage facilities with a carrying value of $1.3 million. As a result, the Company recognized a gain of $1.7 million. The proceeds of the sale of these assets were used to pay down the Company's term loans.

         On July 9, 2002, the Company closed on the sale of the drydock and related shipyard equipment assets of Seabulk Marine Services, Inc. (formerly Sun State Marine Services, Inc.) for $450,000. The Company has no remaining operations at the Sun State location.

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

         The Company's senior secured notes have not received the rating from the rating agencies required by the note indenture. As a result, on April 15, 2000, the interest rate on the senior notes increased from 12.5% to 13.5%, retroactively applied to December 15, 1999. The additional interest is payable quarterly in the form of additional senior notes, of which notes in the principal amount of $485,388 were issued for the six months ended June 30, 2002. The Company expects to redeem or repurchase all of the outstanding notes in connection with the closing of the new equity investment and new bank credit facility.

5. Income Taxes

         For the three months ended June 30, 2002 and 2001, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at June 30, 2002 and 2001 to reduce the net deferred tax assets to an amount that will more likely than not be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three-month periods ended June 30, 2002 and 2001 represents taxes withheld on foreign source revenue.

6. Net Income (Loss) Per Share

         The following table sets forth other securities the computation of basic and diluted net income (loss) per share for the periods indicated:


                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                  ------------------------   ------------------------
                                                                      2002          2001         2002         2001
                                                                  -----------   -----------  -----------   ----------
                                                                       (in thousands, except for per share data)
Numerator:
Numerator for basic and diluted net income (loss) per share
  Net income (loss) available to common shareholders............  $   (4,367)   $     2,750  $   (6,653)   $   (4,483)
                                                                  ==========    ===========  ==========    ==========

Denominator:
Denominator for basic net income per share-weighted average
  shares........................................................      10,529        10,200       10,494        10,174

Effects of dilutive securities:
Stock options...................................................          --            62           --            --
Warrants........................................................          --           538           --            --
                                                                  ----------    ----------   ----------    ----------
Dilutive potential common shares................................          --           600           --            --
                                                                  ----------    ----------   ----------    ----------
Denominator for diluted net income per share-adjusted weighted
   average shares and assumed conversions........................     10,529        10,800       10,494        10,174
                                                                  ==========    ==========   ==========    ==========

Net income (loss) per share - basic.............................  $    (0.41)   $     0.27   $    (0.63)   $    (0.44)
                                                                  ==========    ==========   ==========    ==========

Net income (loss) per share - diluted...........................  $    (0.41)   $     0.25   $    (0.63)   $    (0.44)
                                                                  ==========    ==========   ==========    ==========

         Common stock equivalents include 820,334 stock options and 459,775 warrants as of June 30, 2002 and have not been included in the computation of diluted loss per common share as their effect is antidilutive.

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

         The following schedules present segment and geographic information about the Company's operations (in thousands):


                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                     ----------------------------------   ----------------------------------
                                                           2002              2001               2002               2001
                                                     ---------------   ---------------    ----------------   ---------------
REVENUE
  Offshore energy support........................    $         44,061  $         50,544   $         87,372   $         93,703
  Marine transportation services.................              29,656            32,299             61,581             62,103
  Towing(1)......................................               7,922             8,581             15,885             17,038
                                                     ----------------  ----------------   ----------------   ----------------
     TOTAL.......................................    $         81,639  $         91,424   $        164,838   $        172,844
                                                     ================  ================   ================   ================

OPERATING EXPENSES
  Offshore energy support........................    $         25,092  $         23,691   $         48,682   $         48,299
  Marine transportation services(1)..............              16,532            19,941             34,202             39,368
  Towing.........................................               4,818             4,933              9,288              9,767
  General Corporate..............................                 298                --                309                 --
                                                     ----------------  ----------------   ----------------   ----------------
     TOTAL.......................................    $         46,740  $         48,565   $         92,481   $         97,434
                                                     ================  ================   ================   ================

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support........................    $         11,216  $          9,311   $         21,718   $         17,767
  Marine transportation services.................               4,514             4,435              9,062              8,794
  Towing.........................................                 810               691              1,570              1,420
  General corporate..............................                  93               384                841                763
                                                     ----------------  ----------------   ----------------   ----------------
     TOTAL.......................................    $         16,633  $         14,821   $         33,191   $         28,744
                                                     ================  ================   ================   ================

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support........................    $          3,320  $         13,687   $          8,437   $         19,533
  Marine transportation services.................               7,327             6,543             15,583             11,213
  Towing.........................................               1,181             1,831              2,763              3,554
  General corporate..............................              (3,288)           (3,158)            (6,275)            (6,988)
                                                     ----------------  ----------------   ----------------   ----------------
     TOTAL.......................................    $          8,540  $         18,903   $         20,508   $         27,312
                                                     ================  ================   ================   ================

NET INCOME (loss)
  Offshore energy support........................    $         (4,979) $          4,829   $         (7,445)  $          1,407
  Marine transportation services.................               3,571               844              6,258                577
  Towing.........................................                (128)              302                151                698
  General Corporate..............................              (2,831)           (3,225)            (5,617)            (7,165)
                                                     ----------------  ----------------   ----------------   ----------------
     TOTAL.......................................    $         (4,367) $          2,750   $         (6,653)  $         (4,483)
                                                     ================  ================   ================   ================

GEOGRAPHIC REVENUE...............................
  Domestic.......................................    $         49,353  $         64,680   $        102,923   $        122,350
  Foreign
     West Africa.................................              22,455            17,074             42,871             31,696
     Middle East.................................               5,780             6,088             11,839             11,090
     Southeast Asia..............................               4,051             3,582              7,205              7,708
                                                     ----------------  ----------------   ----------------   ----------------
CONSOLIDATED GEOGRAPHIC REVENUE..................    $         81,639  $         91,424   $        164,838   $        172,844
                                                     ================  ================   ================   ================

(1) Net of elimination of intersegment towing revenue and intersegment marine transportation operating expense of $0.1 million and $0.6 million for the three months ended June 30, 2002 and 2001, and $0.2 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

8. Contingencies

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

         Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed three reports with and submitted documents to the Office of Foreign Asset Control of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents relate to certain limited charters with third parties involving three of the Company's vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position, results of operations or cash flows.

         The Company was sued by Maritime Transportation Development Corporation in January 2002 alleging broker commissions due from charters on two of its tanker vessels, the SEABULK MAGNACHEM and SEABULK CHALLENGER, since 1998. The Plaintiff is seeking approximately $550,000. The Company is vigorously defending such charges, but cannot predict the ultimate outcome of the matter.

         The Company is sometimes named as a defendant in litigation, usually relating to claims for bodily injury, or property damage. The Company maintains insurance coverage against such claims to the extent deemed prudent by management and applicable deductible amounts are accrued at the time of the incident. The Company believes that these claims do not have a material impact on the Company's financial position, results of operations or cash flows.

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

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 14, AND TECHNICAL CORRECTIONS, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard is not expected to have a significant impact to the Company.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the financial accounting and reporting for costs associated with exit or disposal activities SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard is not expected to have a significant impact on the Company.

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write-off as a change in accounting principle ($29.4 million as of June 30, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

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

                      Condensed Consolidating Balance Sheet
                                 (in thousands)

                                                                                   As of June 30, 2002
                                                 ----------------------------------------------------------------------------------
                                                              Domestic        Foreign         Non-                       Condensed
                                                              Guarantor      Guarantor      Guarantor                  Consolidated
                                                  Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations     Total
                                                 ----------  ------------   ------------   ------------   ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents ................     $  (2,755)     $     269     $   4,411     $  12,757      $      --      $  14,682
  Restricted cash ..........................            --             --         1,337            --             --          1,337
  Accounts receivable:
     Trade, net ............................           209         16,632        28,521         1,688             --         47,050
     Insurance claims and other ............         1,824          3,023         8,784           426             --         14,057
  Marine operating supplies ................          (638)         1,891         3,340         3,707             --          8,300
  Prepaid expenses .........................           397          1,027           657           629             --          2,710
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current assets ..................          (963)        22,842        47,050        19,207             --         88,136
Vessels and equipment, net .................        43,004        159,981       101,771       262,557             --        567,313
Deferred costs, net ........................        14,805          8,211        16,792         7,688             --         47,496
Due (to) from affiliates ...................      (188,293)        91,787       129,215       (29,230)        (3,479)            --
Investments in affiliates ..................       519,772        356,026            --        38,544       (914,342)            --
Other ......................................           253          2,589         2,067           424             --          5,333
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total assets .............................     $ 388,578      $ 641,436     $ 296,895     $ 299,190      $(917,821)     $ 708,278
                                                 =========      =========     =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable .........................     $     451      $   1,234     $   6,677     $     405      $      --      $   8,767
  Current maturities of long-term debt .....        28,022          1,996            --         4,519             --         34,537
  Current obligations under capital leases .            --          2,899            --            --             --          2,899
  Accrued interest .........................         3,623            404            --           669             --          4,696
  Accrued liabilities and other ............         8,639          2,844        27,322         2,072             --         40,877
                                                 ---------      ---------     ---------     ---------      ---------      ---------
     Total current liabilities .............        40,735          9,377        33,999         7,665             --         91,776

Long-term debt .............................       141,736         22,379          --         213,398             --        377,513
Obligations under capital leases ...........          --           30,265          --            --               --         30,265
Senior notes ...............................        83,006           --            --            --               --         83,006
Other liabilities ..........................         4,983            710           846           102             --          6,641
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total liabilities ........................       270,460         62,731        34,845       221,165             --        589,201

Contingencies ..............................            --             --            --            --             --             --

Minority interest ..........................            --             --            --            --            959            959

Total stockholders' equity (deficit) .......       118,118        578,705       262,050        78,025       (918,780)       118,118
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total liabilities and stockholders' equity
   (deficit) ...............................     $ 388,578      $ 641,436     $ 296,895     $ 299,190      $(917,821)     $ 708,278
                                                 =========      =========     =========     =========      =========      =========

                      Condensed Consolidating Balance Sheet
                                 (in thousands)


                                                                              As of December 31, 2001 (as restated)
                                                 ----------------------------------------------------------------------------------
                                                              Domestic        Foreign         Non-                       Condensed
                                                              Guarantor      Guarantor      Guarantor                  Consolidated
                                                  Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations     Total
                                                 ----------  ------------   ------------   ------------   ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents ................     $     250      $     270     $   3,888     $   7,223      $      --      $  11,631
  Restricted cash ..........................            --             --         1,337            --             --          1,337
  Accounts receivable:
     Trade, net ............................         1,088         20,186        27,098         2,420           (704)        50,088
     Insurance claims and other ............         2,896          5,849         7,149           388             --         16,282
  Marine operating supplies ................          (795)         3,072         3,624         4,148             --         10,049
  Prepaid expenses .........................           864            844           988           288             --          2,984
                                                  ---------     ---------     ---------      ---------      ---------     ---------
     Total current assets ..................         4,303         30,221        44,084        14,467           (704)        92,371
Vessels and equipment, net .................        45,388        166,678       109,451       267,854             --        589,371
Deferred costs, net ........................        16,107         10,063        14,187         8,542             --         48,899
Due (to) from affiliates ...................      (170,000)        80,479       123,866       (30,867)        (3,478)            --
Investments in affiliates ..................       522,764        366,174            --        35,547       (924,485)            --
Other ......................................           289          7,661         6,174            --             --         14,124
                                                 ---------      ---------     ---------     ---------      ---------      ---------
  Total assets .............................     $ 418,851      $ 661,276     $ 297,762     $ 295,543      $(928,667)     $ 744,765
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
                                                 =========      =========     =========     =========      =========      =========

                Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                          Three Months Ended June 30, 2002
                                              -----------------------------------------------------------------------------------
                                                             Domestic        Foreign       Non-                       Condensed
                                                            Guarantor      Guarantor     Guarantor                   Consolidated
                                               Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations      Total
                                              --------    ------------   ------------   ------------   ------------  ------------
Revenue .................................     $  9,770      $ 20,567      $ 32,286      $ 19,359       $   (343)       $ 81,639

Operating expenses ......................        7,290        12,842        17,863         9,094           (349)         46,740
Overhead expenses .......................        3,176         2,745         3,193           607              5           9,726
Depreciation, amortization and drydocking        1,626         4,495         7,545         2,967             --          16,633
                                              --------      --------      --------      --------       --------        --------
(Loss) income from operations ...........       (2,322)          485         3,685         6,691              1           8,540
Other (expense) income, net .............       (2,045)       (7,249)       (4,156)       (2,724)         5,008         (11,166)
                                              --------      --------      --------      --------       --------        --------
(Loss) income before provision income
  taxes .................................       (4,367)       (6,764)         (471)        3,967          5,009          (2,626)
Provision for income taxes ..........  ....         --            --         1,741            --             --           1,741
                                              --------      --------      --------      --------       --------        --------
Net (loss) income .......................     $ (4,367)     $ (6,764)     $ (2,212)     $  3,967       $  5,009        $ (4,367)
                                              ========      ========      ========      ========       ========        ========



                Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                              Three Months Ended June 30, 2001
                                              -----------------------------------------------------------------------------------
                                                             Domestic        Foreign       Non-                       Condensed
                                                            Guarantor      Guarantor     Guarantor                   Consolidated
                                               Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations      Total
                                              --------    ------------   ------------   ------------   ------------  ------------

Revenue .....................................     $  2,176      $ 48,520     $ 27,309      $ 14,649      $ (1,230)     $ 91,424

Operating expenses ..........................          488        28,287       13,509         7,444        (1,163)       48,565
Overhead expenses ...........................        3,019         3,186        3,192          (189)          (73)        9,135
Depreciation, amortization and drydocking ...        1,720         4,728        5,623         2,750            --        14,821
                                                  --------      --------     --------      --------      --------      --------
(Loss) income from operations ...............       (3,051)       12,319        4,985         4,644             6        18,903
Other (expense) income, net .................        4,387        12,752       (3,090)       (4,622)      (23,796)      (14,369)
                                                  --------      --------     --------      --------      --------      --------
(Loss) income before provision income taxes .        1,336        25,071        1,895            22       (23,790)        4,534
Provision for income taxes ..................       (1,414)           --        3,198            --            --         1,784
                                                  --------      --------     --------      --------      --------      --------
Net (loss) income ...........................     $  2,750      $ 25,071     $ (1,303)     $     22      $(23,790)     $  2,750
                                                  ========      ========     ========      ========      ========      ========

                Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                              Six Months Ended June 30, 2002
                                               ------------------------------------------------------------------------------------
                                                              Domestic        Foreign       Non-                       Condensed
                                                             Guarantor      Guarantor     Guarantor                   Consolidated
                                                Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations      Total
                                               --------    ------------   ------------   ------------   ------------  ------------

Revenue .................................     $  20,133      $  45,884      $  61,915      $  37,620      $    (714)     $ 164,838

Operating expenses ......................        13,481         28,619         33,121         17,985           (725)        92,481
Overhead expenses .......................         5,676          5,427          6,129          1,415             11         18,658
Depreciation, amortization and drydocking         3,935          9,005         14,310          5,941             --         33,191
                                              ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income from operations ...........        (2,959)         2,833          8,355         12,279           --           20,508
Other (expense) income, net .............        (3,694)       (16,364)        (7,640)        (6,080)        10,025        (23,753)
                                              ---------      ---------      ---------      ---------      ---------      ---------
(Loss) income before provision income
  taxes .................................        (6,653)       (13,531)           715          6,199         10,025         (3,245)
Provision for income taxes ..............            --             --          3,408             --             --          3,408
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net (loss) income .......................     $  (6,653)     $ (13,531)     $  (2,693)     $   6,199      $  10,025      $  (6,653)
                                              =========      =========      =========      =========      =========      =========

                Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                                             Six Months Ended June 30, 2002
                                               ------------------------------------------------------------------------------------
                                                              Domestic        Foreign          Non-                     Condensed
                                                              Guarantor       Guarantor     Guarantor                  Consolidated
                                                  Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations      Total
                                                 --------    ------------   ------------   ------------   ------------  -----------
Net cash provided by (used in) operating
 activities ..................................    $ 22,163      $ (1,841)     $  6,687      $  7,771      $       --     $  34,780

INVESTING ACTIVITIES:
 Expenditures for drydocking .................      (1,375)       (2,588)       (8,021)          (88)             --       (12,072)
 Proceeds from disposals of assets ...........          --         8,713         2,169            --              --        10,882
 Purchases of vessels and equipment ..........        (139)       (1,753)         (312)           --              --        (2,204)
                                                  --------      --------      --------      --------      ----------     ---------
  Net cash (used in) provided by  investing
    activities ...............................      (1,514)        4,372       ( 6,164)          (88)             --        (3,394)

FINANCING ACTIVITIES:
 Net repayment of revolving credit facility ..      (4,281)          --             --            --              --        (4,281)
 Payments of long-term borrowings ............     (17,971)        (633)            --            --              --       (18,604)
 Payments of Title XI bonds ..................      (1,075)        (323)            --        (2,149)             --        (3,547)
 Payments of obligations under capital leases           --       (1,576)            --            --              --        (1,576)
 Issue costs related to new equity/credit
  facility ...................................        (328)          --             --            --              --          (328)
 Proceeds from exercise of warrants ..........           1           --             --            --              --             1
                                                  --------     --------       --------      --------      ----------     ---------
  Net cash used in financing activities ......     (23,654)      (2,532)            --        (2,149)             --       (28,335)
                                                  --------     --------       --------      --------      ----------     ---------
Change in cash and cash equivalents ..........      (3,005)          (1)           523         5,534              --         3,051
Cash and cash equivalents at beginning of
 period ......................................         250          270          3,888         7,223              --        11,631
                                                  --------     --------       --------      --------      ----------     ---------
Cash and cash equivalents at end of period ...    $ (2,755)    $    269       $  4,411      $ 12,757      $       --     $  14,682
                                                  ========     ========       ========      ========      ==========     =========



                Condensed Consolidating Statement of Operations
                                 (in thousands)

                                                                             Six Months Ended June 30, 2001
                                                -----------------------------------------------------------------------------------
                                                             Domestic        Foreign          Non-                     Condensed
                                                             Guarantor       Guarantor     Guarantor                  Consolidated
                                                 Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations      Total
                                                --------    ------------   ------------   ------------   ------------  -----------
Revenue .................................      $  4,487       $ 90,231      $ 50,493       $ 30,078       $ (2,445)      $172,844

Operating expenses ......................           854         55,936        27,438         15,517         (2,311)        97,434
Overhead expenses .......................         6,717          6,302         5,708            773           (146)        19,354
Depreciation, amortization and drydocking         3,334          8,966        10,865          5,579             --         28,744
                                               --------       --------      --------       --------       --------       --------
(Loss) income from operations ...........        (6,418)        19,027         6,482          8,209             12         27,312
Other (expense) income, net .............         1,935         13,055        (9,780)        (9,640)       (24,167)       (28,597)
                                               --------       --------      --------       --------       --------       --------
(Loss) income before provision income
  taxes .................................        (4,483)        32,082        (3,298)        (1,431)       (24,155)        (1,285)
Provision for income taxes ..............            --             --         3,198             --             --          3,198
                                               --------       --------       --------       --------       --------      --------
Net (loss) income .......................      $ (4,483)      $ 32,082       $ (6,496)      $ (1,431)      $(24,155)     $ (4,483)
                                               ========       ========       ========       ========       ========      ========

                Condensed Consolidating Statement of Cash Flows
                                 (in thousands)

                                                                             Six Months Ended June 30, 2001
                                                 ----------------------------------------------------------------------------------
                                                              Domestic        Foreign          Non-                     Condensed
                                                              Guarantor       Guarantor     Guarantor                  Consolidated
                                                  Parent     Subsidiaries   Subsidiaries   Subsidiaries   Eliminations      Total
                                                 --------    ------------   ------------   ------------   ------------  -----------
Net cash provided by (used in) operating
 activities ..................................     $  5,720      $ 13,780      $  2,415      $ (4,561)     $  7,947      $ 25,301

INVESTING ACTIVITIES:
 Expenditures for drydocking .................         (656)       (5,493)       (5,801)           --            --       (11,950)
 Proceeds from disposals of assets ...........           --           820         3,880            --            --         4,700
 Purchases of property .......................           37        (3,533)       (1,133)         (105)           (5)       (4,739)
 Acquisition of minority interest ............        8,347            --            --          (929)       (7,942)         (524)
 Redemption of restricted investments ........           --            --            --            32            --            32
 Purchases of restricted investments .........           --            --            --           (21)           --           (21)
                                                   --------      --------      --------      --------      --------      --------
  Net cash provided by (used in) investing
    activities ...............................        7,728        (8,206)       (3,054)       (1,023)       (7,947)      (12,502)

FINANCING ACTIVITIES:
 Net repayment of revolving credit facility ..       (3,250)           --            --            --            --        (3,250)
 Repayment of long-term borrowings ...........       (9,091)         (665)           --            --            --        (9,756)
 Repayment of Title XI bonds .................       (2,409)         (322)           --        (2,008)           --        (4,739)
 Redemption of restricted cash ...............          331            --            --            --            --           331
 Payments of obligations under capital leases            --        (2,115)           --            --            --        (2,115)
 Proceeds from exercise of warrants ..........            1            --            --            --            --             1
                                                   --------      --------      --------      --------      --------      --------
  Net cash used in financing activities ......      (14,418)       (3,102)           --        (2,008)           --       (19,528)
                                                   --------      --------      --------      --------      --------      --------
Change in cash and cash equivalents ..........         (970)        2,472          (639)       (7,592)           --        (6,729)
Cash and cash equivalents at beginning of
 period ......................................        1,402        (2,190)        6,380         8,641            --        14,233
                                                   --------      --------      --------      --------      --------      --------
Cash and cash equivalents at end of period ...     $    432      $    282      $  5,741      $  1,049      $     --      $  7,504
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

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($29.4 million as of June 30, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

REVENUE OVERVIEW

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 54% and 55% of Company revenue for the three months ended June 30, 2002 and 2001, respectively. Marine transportation consists of the Company's Jones Act domestic tanker business, in which it owns eight petroleum and chemical product carriers in the domestic coastwise trade with a 67.3% ownership interest in a ninth, and is the bareboat charterer with a purchase option on a tenth. Marine transportation accounted for approximately 36% and 35% of Company revenue for the three months ended June 30, 2002 and 2001, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 10% of Company revenue for the three months ended June 30, 2002 and 2001.

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


                                          Q1 2002                       Q2 2002
                               ----------------------------  ----------------------------
                               AHTS/   AHT/    Crew/  Other   AHTS/  AHT/   Crew/   Other
                               Supply  Tugs   Utility        Supply  Tugs  Utility
                               ----------------------------------------------------------
  DOMESTIC(1)
  Vessels(2) (3) (4) (8) (9)       24      --     30      2     21     --      31      2
  Bareboat-out(4)                  --      --     --     --     --     --      --     --
  Laid-Up                          --      --     --      1     --     --      --      1
  Effective Utilization(5)        59%      --    65%     --    63%     --     58%     --
  Day Rate                     $6,687      -- $2,666     -- $6,005     --  $2,469     --


  WEST AFRICA
  Vessels(2) (3) (6) (7) (8)       29       5      7      1     30      5       6      1
  Laid-Up                          --       1     --     --     --      1      --     --
  Effective Utilization(5)        84%     86%    89%    97%    85%    97%     84%     --
  Day Rate                     $7,368  $6,613 $3,124      - $8,042 $6,522  $2,722     --


  MIDDLE EAST
  Vessels(2)                        6       8      8      5      6      8       8      5
  Laid-Up                          --       1      1      1     --      1       1      1
  Effective Utilization(5)        83%     75%    81%    77%    79%    62%     85%    66%
  Day Rate                     $3,265  $4,571 $1,649 $4,502 $3,250 $5,048  $1,668 $4,475


  SOUTHEAST ASIA
  Vessels(2) (7) (10)               8      --      5      2      8     --              2
  Laid-Up                          --      --     --     --     --     --             --
  Effective Utilization(5)        59%      --    53%    44%    68%     --             --
  Day Rate                     $5,510      -- $1,472      - $6,320     --             --
  --------------------------------------------------------------------------------------

 ----------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) During Q1 2002, two Anchor Handling Tug Supply Vessels were transferred from Domestic to West Africa.
(4) During Q1 2002, a bareboat contract for one Geophysical Vessel in the Domestic operating region expired and the vessel was returned to the Company.
(5)  Effective utilization excludes laid-up vessels.
(6) During Q1 2002, the Company reactivated one AHT from "held-for-sale" status. This vessel was placed into service in West Africa.
(7) During Q1 2002, the Company reactivated one Anchor Handling Tug Supply Vessel from "held-for-sale" status and placed the vessel into service in Southeast Asia. Additionally during Q1 2002, the Company transferred one utility boat from Southeast Asia to West Africa.
(8) During Q2 2002, two Anchor Handling Tug Supply Vessels were sold. Additionally during Q2 2002, the Company transferred one supply vessel to West Africa.
(9)  During Q2 2002, one Crewboat was returned to Domestic from West Africa.
(10) During Q2 2002, five Crewboats in Southeast Asia were sold.


                               Q1 2001                             Q2 2001
                    ----------------------------------  ---------------------------------
                     AHTS/     AHT/    Crew/     Other    AHTS/   AHT/     Crew/    Other
                     Supply    Tugs   Utility           Supply    Tugs    Utility
                    ----------------------------------  ---------------------------------
DOMESTIC(1)
Vessels(2)(3)(4)        26       --       31        1       26       --       33        1
Bareboat-out(4)         --       --        2        1       --       --        2        1
Laid-Up                  1       --       --        1        1       --       --        1
Effective
Utilization(5)          75%      --       87%      --       90%      --       87%      --
Day Rate            $6,946       --   $2,709       --   $7,397       --   $2,929       --


WEST AFRICA
Vessels(2)(3)(6)(8)     27        3        6        1       27        4        5        1
Laid-Up                 --       --       --       --       --       --       --       --
Effective
Utilization(5)          83%      46%      85%      --       86%      41%      77%      84%
Day Rate            $6,325   $4,491   $2,754       --   $6,988   $5,528   $2,774   $6,160


MIDDLE EAST
Vessels(2)(3)(7)(9)
 (11)(12)                5        8       11        7        5        8       11        7
Laid-Up(12)             --       --       --       --       --       --       --       --
Effective
Utilization(5)          77%      24%      66%      56%      92%      50%      59%      69%
Day Rate            $3,003   $4,129   $1,421   $5,197   $2,855   $3,889   $1,434   $5,393


SOUTHEAST ASIA
Vessels(2)(6)(10)
 (11)                    8        1        5        1        8        1        5        1
Laid-Up                 --       --        1       --       --       --        1       --
Effective
Utilization(5)          87%      37%      89%      33%      83%      46%      73%      71%
Day Rate            $5,347   $3,929   $1,429   $6,614   $4,277   $4,255   $1,443   $6,630




                                    Q3 2001                            Q4 2001
                       ---------------------------------   --------------------------------
                        AHTS/    AHT/    Crew/     Other    AHTS/    AHT/    Crew/    Other
                       Supply    Tugs   Utility            Supply    Tugs   Utility
                       ---------------------------------   --------------------------------
DOMESTIC(1)
Vessels(2)(3)(4)          26       --       32        1       26       --       32        1
Bareboat-out(4)           --       --       --        1       --       --       --        1
Laid-Up                   --       --       --        1       --       --       --        1
Effective
Utilization(5)            83%      --       83%      --       63%      --       72%      --
Day Rate              $7,486       --   $3,061       --   $7,141       --   $2,928       --


WEST AFRICA
Vessels(2)(3)(6)(8)       27        4        6        1       27        4        6        1
Laid-Up                   --       --       --       --       --       --       --       --
Effective
Utilization(5)            82%      63%      64%      84%      76%      86%      80%      96%
Day Rate              $7,644   $6,097    $2,715  $7,363   $7,829   $8,041   $3,358   $9,246


MIDDLE EAST
Vessels(2)(3)(7)(9)
 (11)(12)                  5        8        9        6        6        8        8        5
Laid-Up(12)               --       --       --       --       --        1        1        1
Effective
Utilization(5)            86%      48%      65%      43%      81%      60%      86%      64%
Day Rate              $2,954   $4,443   $1,611   $5,399   $3,121   $4,937   $1,671   $3,986


SOUTHEAST ASIA
Vessels(2)(6)(10)
 (11)                      8       --        6        2        7       --        6        2
Laid-Up                   --       --       --       --       --       --       --       --
Effective
Utilization(5)            79%      --       69%     100%      69%      --       51%      52%
Day Rate              $4,762       --   $1,708   $8,298   $5,285       --   $1,674   $7,302

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

         Domestic revenue for the six months ended June 30, 2002 was adversely affected by the slowdown in natural gas drilling activity in the U.S. Gulf of Mexico as a result of lower natural gas prices and high inventories. The lower level of natural gas prices resulted from above-average inventory buildups and reduced demand due to one of the mildest winters on record. Exploration and production companies in the U.S. Gulf of Mexico responded by cutting back their level of spending as evidenced by the significant drop in offshore rig fleet utilization rates during the last half of calendar year 2001 and the first half of 2002. Although there is still uncertainty in the market, the recent rise in both crude oil and natural gas prices, driven by the conflict in the Middle East, the temporary shutoff of Iraqi and Venezuelan imports and other factors, have led to a recent improvement in utilization rates for jack-up rigs, which should eventually bring about a recovery in the Gulf of Mexico offshore vessel market.

         As the demand for vessels in the domestic market is primarily driven by natural gas exploration and production, it is difficult to predict what effect the current fluctuation in natural gas prices and the uncertainty in the economic environment will have on demand for the Company's vessels in the domestic market.

         International offshore revenues for the six months ended June 30, 2002 benefited from increases in vessel count and utilization. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven deepwater market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. The Company redeployed vessels to its West African operations during the six months ended June 30, 2002.

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

         Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats at July 31, 2002 for Domestic, West Africa, the Middle East and Southeast Asia were approximately $5,900/57.0%, $8,600/74.0%, $3,200/100.0% and $5,300/63.0%, respectively.

         The Company had four offshore vessels in "held-for-sale" status as of June 30, 2002. The majority of these vessels were previously laid up.

Seabulk Tankers

         Revenue from the Company's marine transportation services is derived principally from the operations of ten tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade and, to a lesser extent, from the Sun State towboat and fuel barge operations in Green Cove Springs, Florida, which were sold in March 2002.

         PETROLEUM TANKERS. Demand for crude oil and petroleum product transportation services is dependent both on production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company owned eight petroleum product tankers at June 30, 2002. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. At the end of December 2001, voyage charters for three vessels expired and were replaced by two multi-year time charters at time charter-equivalent rates 55% above the returns achieved for these vessels in 2001. For the third vessel, the Company entered into a ten-year bareboat charter agreement with a major oil company. Beginning in January 2002, the oil company has exclusive possession and control of the vessel. As a result, the charterer incurs and pays all operating costs during the charter period. A fourth vessel also secured a time charter, commencing in the fourth quarter of 2001, at a 25% increase over the expiring rate. Under a time charter, fuel and port charges are borne by the charterer customer and are therefore not reflected in the charter rates. Under a bareboat contract, the charterer is responsible for all operating expenses of the vessel. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of our single hull vessels is scheduled for retirement under OPA 90 before 2007.

         CHEMICAL TANKERS. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of June 30, 2002. The chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels.

         The Company's tanker fleet operates on either long-term time charters, bareboat charters, or pursuant to short-term arrangements. During the six months ended June 30, 2002, six of the Company's tankers operated under long-term contracts. As a result of the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, the Company expects that revenue and operating expenses will decline in 2002. However, operating income should increase to reflect the improved contract terms.

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                                Six Months Ended June 30,
                                              -----------------------------
                                                   2002            2001
                                              --------------   ------------
     Number of vessels owned...............            10                10
     Revenue (in thousands)................   $    57,880       $    56,495

         INLAND TUGS AND BARGES. Revenue from the Company's Sun State Marine Services subsidiary, were derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power & Light (FPL) and from ship maintenance, repair, drydocking and construction activities. Revenue from all of Sun State's operations totaled $3.8 and $5.7 million, respectively, for the six months ended June 30, 2002 and 2001. The decrease in Sun State revenue is due to the sale of the marine transportation tug and barge assets on March 22, 2002. On July 9, 2002, the Company closed on the sale of the drydock and related shipyard equipment of Sun State for $450,000 in cash, and recorded a gain of approximately $88,000.

Seabulk Towing

         Revenue from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:

                                                 Six Months Ended June 30,
                                              -------------------------------
                                                     2002           2001
                                              ----------------- -------------
    Number of tugs at end of period........             31                31
    Revenue (in thousands).................   $     15,885      $     17,038

         Towing revenue decreased by 6.8% for the six months ended June 30, 2002 compared to the same period in the prior year. The decrease in revenue is due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

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

Results of Operations

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

                                                                        Three Months ended June 30,
                                                          ----------------------------------------------------
                                                                     2002                        2001
                                                          ------------------------    ------------------------
                                                                              (in millions)
Revenue..............................................     $     81.6          100%    $     91.4          100%
Operating expenses...................................           46.7            57          48.6            53
Overhead expenses....................................            9.7            12           9.1            10
Depreciation, amortization and drydocking............           16.6            21          14.8            16
                                                          ----------    ----------    ----------    ----------
Income from operations...............................     $      8.5            10%   $     18.9            21%
                                                          ==========    ==========    ==========    ==========

Interest expense, net................................     $     12.3            15%   $     14.1            15%
                                                          ==========    ==========    ==========    ==========

Other income, net....................................     $      1.1             0%   $      (0.3)           0%
                                                          ==========    ==========    ===========   ==========

Net loss.............................................     $     (4.4)            5%   $       2.8            3%
                                                          ==========    ==========    ===========   ==========


Three months ended June 30, 2002 compared with the three months ended June 30, 2001

         REVENUE. Revenue decreased 10.7% to $81.6 million for the three months ended June 30, 2002 from $91.4 million for the three months ended June 30, 2001.

         Offshore energy support revenue decreased 12.8% to $44.1 million for the three months ended June 30, 2002 from $50.5 million for the same period in 2001, primarily due to reduced revenue from the U.S. Gulf of Mexico offset in part by increased revenue from the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during the three months ended June 30, 2002 compared to the same period in 2001 primarily due to reduced exploration and production activity in response to low natural gas prices and reduced demand. The increase in West Africa revenue was driven by higher day rates and an expanded vessel count as offshore exploration and production activity remained strong. The Company took advantage of the expanding West Africa market by mobilizing one of its Gulf of Mexico supply boats to West Africa during the quarter.

         Marine transportation revenue decreased 8.2% to $29.7 million for the three months ended June 30, 2002 from $32.3 million for the three months ended June 30, 2001. This decrease is primarily due to the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, and the sale of Sun State marine transportation assets during the first quarter of 2002.

         Towing revenue decreased 7.7% to $7.9 million for the three months ended June 30, 2002 from $8.6 million for the three months ended June 30, 2001. The decrease in revenue is due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

         OPERATING EXPENSES. Operating expenses decreased 3.8% to $46.7 million for the three months ended June 30, 2002 from $48.6 million for the same period in 2001. The decrease is primarily due to the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, and the sale of Sun State marine transportation assets in the first quarter. The decrease in expenditures is offset by an increase in operating expenses in the West Africa region due to higher crew payroll and repair and maintenance expenditures. As a percentage of revenue, operating expenses increased to 56.9% for the three months ended June 30, 2002 from 53.0% for the 2001 period.

         OVERHEAD EXPENSES. Overhead expenses increased 6.4% to $9.7 million for the three months ended June 30, 2002 from $9.1 million for the same period in 2001, primarily due to increased salaries and benefits and office expense, offset in part by decreases in other overhead. The decrease in other overhead expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and the consolidation of administrative functions. As a percentage of revenue, overhead expenses increased to 11.9% for the three months ended June 30, 2002 compared to 10.0% for the same period in 2001.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 12.2% to $16.6 million for the three months ended June 30, 2002 from $14.8 million for the three months ended June 30, 2001, primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 compared to the second half of 2000. Since there were larger 2001 drydock expenditures, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30 months).

         NET INTEREST EXPENSE. Net interest expense decreased 12.6% to $12.3 million for the three months ended June 30, 2002 from $14.1 million for the same period in 2001. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility.

         OTHER INCOME, NET. Other income, net increased to $1.1 million for the three months ended June 30, 2002 compared to other income, net of $(0.3) million for the same period in 2001, primarily due to a gain on asset sales in 2002 compared to a loss on asset sales in the 2001 period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

         REVENUE. Revenue decreased 4.6% to $164.8 million for the six months ended June 30, 2002 from $172.8 million for the six months ended June 30, 2001.

         Offshore energy support revenue decreased 6.8% to $87.4 million for the six months ended June 30, 2002 from $93.7 million for the same period in 2001, primarily due to reduced revenue from the U.S. Gulf of Mexico offset in part by higher revenue from the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during the six months ended June 30, 2002 compared to the same period in 2001 primarily due to reduced exploration and production activity in response to low natural gas prices and reduced demand. The increase in West Africa revenue was driven by higher utilization and an expanded vessel count as offshore exploration and production activity remained strong. The Company took advantage of the expanding West Africa market by (1) mobilizing three of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa and (2) reactivating one anchor-handling tug from "held-for-sale" status to active status in West Africa during the first half of 2002.

         Marine transportation revenue remains substantially the same at $61.6 million for the six months ended June 30, 2002 as compared to $62.1 million for the six months ended June 30, 2001.

         Towing revenue decreased by 6.8% to $15.9 million for the six months ended June 30, 2002 from $17.0 million for the six months ended June 30, 2001. The decrease in revenue was due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

         OPERATING EXPENSES. Operating expenses decreased 5.0% to $92.5 million for the six months ended June 30, 2002 from $97.4 million for the same period in 2001, primarily due to the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, and the sale of Sun State marine transportation assets in the first quarter. As a percentage of revenue, operating expenses decreased to 55.9% for the six months ended June 30, 2002 from 56.4% for the 2001 period.

         OVERHEAD EXPENSES. Overhead expenses decreased 3.6% to $18.7 million for the six months ended June 30, 2002 from $19.4 million for the same period in 2001, primarily due to decreased professional fees and other overhead expense, offset in part by increases in salaries and benefits. The decrease in other overhead expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and the consolidation of administrative functions. As a percentage of revenue, overhead expenses increased to 11.4% for the six months ended June 30, 2002 compared to 11.2% for the same period in 2001.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 15.5% to $33.2 million for the six months ended June 30, 2002 from $28.7 million for the six months ended June 30, 2001, primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 compared to the second half of 2000. Since there were larger 2001 drydock expenditures, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30 months).

         NET INTEREST EXPENSE. Net interest expense decreased 12.9% to $24.9 million for the six months ended June 30, 2002 from $28.6 million for the same period in 2001. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility.

         OTHER INCOME, NET. Other income, net increased to $1.2 million for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to a larger gain on asset sales in 2002 compared to the same period in 2001.

Liquidity and Capital Resources

         PROPOSED RECAPITALIZATION. The Company has entered into agreements for a series of proposed transactions that, if consummated, will substantially affect the liquidity and financial position of the Company.

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

         CASH FLOWS. Net cash provided by operating activities totaled $34.8 million for the six months ended June 30, 2002 compared to $25.3 million for the same period in 2001. The significant increase in cash provided by operating activities is primarily a result of timely collection of customer invoices and collections of outstanding insurance claims. The average number of days outstanding for trade accounts receivable was 51 days at June 30, 2002 compared to 55 days at June 30, 2001. During the first half of 2002, the Company received approximately $7.5 million in collections from our protection and indemnity insurance club for settlement of outstanding insurance claims.

         Net cash used in investing activities was $3.4 million for the six months ended June 30, 2002 compared to $12.5 million for the same period in 2001. The reduction of cash used in investing activities is due primarily to a larger amount of proceeds from asset sales. In particular, on March 22, 2002, the Company closed on the sale of the towboat/barge assets of Sun State for $3.8 million in cash.

         Net cash used in financing activities for the six months ended June 30, 2002 was $28.3 million compared to $19.5 million for the same period in 2001. The increase in cash used in financing activities is attributable to larger payments on the term loans from the proceeds of asset sales.

         RECENT EXPENDITURES AND FUTURE CASH REQUIREMENTS. During the first six months of 2002, the Company incurred $14.3 million in capital expenditures for fleet improvements and drydocking costs. For the remainder of 2002, these capital expenditures are expected to aggregate $10.7 million. Total 2002 expenditures of $25.0 million will substantially cover all of the Company's drydocking requirements.

         Long-term debt and the Senior Notes consisted of the following at June 30, 2002:

                                           2002             Outstanding Balance
                                       Year-to-Date                as of                                    Interest Rate as of
            Facility                     Payments              June 30, 2002              Maturity            August 1, 2002
            --------                     --------              -------------              --------            --------------
Tranche A term loan                  $7.20 million              $45.2 million               2004                    5.12%
Tranche B term loan                  $1.15 million              $23.5 million               2005                    5.62%
Tranche C term loan                  $3.64 million              $74.4 million               2006                    6.12%
Amendment fee note                   $4.79 million               $0.00 million              2002                   15.00%
Senior Notes                         $0.00 million              $83.0 million(1)            2007                   13.50%
Title XI Financing Bonds             $3.55 million             $238.1 million           2005 to 2024          5.86% to 10.10%
Other notes payable                  $1.68 million              $26.3 million           2003 to 2011              Various
Revolving credit facility            $4.28 million(2)            $4.7 million               2004                    7.00%

----------------------
(1)      Outstanding balance is net of unamortized discount of $14.4 million
(2)      Represents net payments

         The terms of the term loans and revolving credit facility are contained in the credit facility between the Company and the financial institutions. For general information concerning the term loans and revolving credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in the 2001 Form 10-K.

         In addition to the revolver balance, there are $1.2 million in outstanding letters of credit as of June 30, 2002. As a result, the unused portion of the revolver was $11.6 million at June 30, 2002. With the bank's approval, the Company can borrow an additional $7.5 million on the revolver. However, there can be no assurance that the bank would approve such additional borrowings under the revolver.

         On March 15, 2002, a sixth amendment to the credit facility was executed, which is expected to allow the Company to maintain compliance with the financial covenants of its existing credit facility until it is replaced. The amendment reduced the working capital ratio for 2002 and for the life of the term loans and reduced the fixed charge ratio in 2002, with a gradual increase over the remaining life of the term loans.

         On August 9, 2002, the Company executed the seventh amendment to the credit facility which waived the Company's non-compliance with its working capital covenants at December 31, 2001, which occurred as a result of the restatement discussed in Note 2.

         The senior secured notes did not receive by April 15, 2000 the minimum credit rating from the rating agencies required under the note indenture. As a result, the interest rate on the notes increased from 12.5% to 13.5% effective December 15, 1999. The indenture requires that such additional interest be paid in the form of additional notes, which notes in the aggregate principal amount of $485,388 were issued for the six months ended June 30, 2002. The Company is currently seeking the required ratings that would return the interest rate to 12.5%.

         The Company is required to make deposits to a U.S. Maritime Administration Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required. Additionally, according to the Title XI Reserve Fund and Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at June 30, 2002, the Company had approximately $12.6 million in cash and cash equivalents that are restricted for use from the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements without MARAD approval. Based on current projections, the Company expects to meet the working capital requirements under the Title XI Reserve Fund and Financial Agreement in the first quarter of 2003 and may then begin to formally distribute available excess cash.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2002 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $106.4 million. The Company expects that cash flow from operations and proceeds from the sale of non-strategic assets will continue to make significant contributions toward working capital and capital requirements. If operating cash flow is not adequate, the Company believes that the amounts available under the revolving credit facility will be sufficient to meet its capital requirements.

         Management has taken new initiatives to improve profitability and liquidity during the first half of 2002. Due to the expanding market in West Africa, the Company has mobilized three of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa. Additionally, the Company reactivated one anchor-handling tug from "held-for-sale" status and placed the boat into service in West Africa. At the end of December 2001, low-rate voyage charters for three of the Company's tankers expired and were replaced by two time charters and a ten-year bareboat charter at substantially higher rates. During the first half of 2002, the Company sold the marine transportation assets and marine terminal assets of Sun State Marine Services, Inc. and Lone Star Marine Services, Inc. for $3.8 million and $3.0 million, respectively (see Note 3). In addition, the Company sold 13 offshore energy support vessels during the first half of 2002 for an aggregate total of $5.4 million.

         While management believes that the possibility exists that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results and its financial covenants. If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

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

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 14, AND TECHNICAL CORRECTIONS, which eliminates the requirement that gains and losses from the extinguishment of debt aggregated and, if material, classified as extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the financial accounting and reporting for costs associated with exit or disposal activities SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard will have no impact on the Company.

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

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 14, 2002. At the meeting, the shareholders elected the following individuals to three year terms as Class III members of the Board of Directors: Peter H. Cressy, Gerhard
E. Kurz and Donald R. Shepherd.

         The shareholders also approved amendment of the Company's Amended and Restated Equity Ownership Plan to increase the number of shares of the Company's common stock available for issuance under the Plan from 800,000 to 1,300,000.

         The voting results of the election of directors, amendment of the Plan and the appointment of Ernst & Young LLP as independent public auditors for the year 2002 voted upon at the meeting are as follows:

Election of Directors:

                  Nominee                  Votes For        Authority Withheld
          ----------------------      ------------------    ------------------
          Peter H. Cressy                   8,959,155              139,413
          Gerhard E. Kurz                   7,389,324            1,709,244
          Donald R. Shepherd                8,959,255              139,313

         To approve amendment of the Company's Amended and Restated Equity Ownership Plan to increase the number of shares of the Company's common stock available for issuance under the Plan from 800,000 to 1,300,000:

                Votes For                Votes Against          Votes Abstaining
          ----------------------       ------------------       ----------------
                8,481,468                   608,410                   8,690

         To ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 2002:

                 Votes For                Votes Against         Votes Abstaining
          ----------------------       ------------------       ----------------
                 9,079,139                  19,429                      0

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2002.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.


/s/ MICHAEL J. PELLICCI
-------------------------------------
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date:  August 14, 2002