Form 10-Q
period 2002-09-30
SEABULK INTERNATIONAL INC
filed 2002-11-14
CIK 922341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]



THERE WERE 23,123,938 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT NOVEMBER 1, 2002.

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

              Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001
              (as restated) ......................................................................................1

              Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 2002 and 2001.........................................................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2002 and 2001.........................................................................3

              Notes to Condensed Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................25

Item 4.  Controls and Procedures.................................................................................25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................26

Item 2.  Changes in Securities ..................................................................................26

Item 3.  Defaults Upon Senior Securities.........................................................................26

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................26

Item 5.  Other Information.......................................................................................27

Item 6.  Exhibits and Reports on Form 8-K........................................................................27

Signature........................................................................................................28

Certifications...................................................................................................29


As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                       2002                 2001
                                                                                   -------------        ------------
                                                                                                        (AS RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  44,504             $  11,631
   Restricted cash                                                                      1,337                 1,337
   Trade accounts receivable, net of allowance for doubtful accounts of
     $4,731 and $5,919 in 2002 and 2001, respectively                                  45,509                50,088
   Other receivables                                                                   11,399                16,282
   Marine operating supplies                                                            8,159                10,049
   Prepaid expenses and other                                                           1,117                 2,984
                                                                                    ---------             ---------
     Total current assets                                                             112,025                92,371

Vessels and equipment, net                                                            556,815               589,371
Deferred costs, net                                                                    38,236                48,899
Other                                                                                   4,975                14,124
                                                                                    ---------             ---------
     Total assets                                                                   $ 712,051             $ 744,765
                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   8,273             $  18,171
   Current maturities of long-term debt                                                23,795                38,367
   Current obligations under capital leases                                             2,951                 2,972
   Accrued interest                                                                     5,924                 1,455
   Accrued liabilities and other                                                       41,258                38,719
                                                                                    ---------             ---------
     Total current liabilities                                                         82,201                99,684

Long-term debt                                                                        417,032               399,974
Obligations under capital leases                                                       29,514                31,768
Senior notes                                                                               --                81,635
Other liabilities                                                                       3,924                 6,175
                                                                                    ---------             ---------
     Total liabilities                                                                532,671               619,236

Commitments and Contingencies (Note 8)

Minority interest                                                                         903                   842

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and
     outstanding                                                                           --                    --
   Common stock--$.01 par value, authorized 40,000 shares; 23,124 and
     10,506 shares issued and outstanding in 2002 and 2001, respectively                  231                   105
   Additional paid-in capital                                                         258,090               167,259
   Accumulated other comprehensive loss                                                   (10)                   (1)
   Unearned compensation                                                                 (123)                 (198)
   Accumulated deficit                                                                (79,711)              (42,478)
                                                                                    ---------             ---------
     Total stockholders' equity                                                       178,477               124,687
                                                                                    ---------             ---------
       Total liabilities and stockholders' equity                                   $ 712,051             $ 744,765
                                                                                    =========             =========



SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    -------------------------      -------------------------
                                                                       2002            2001            2002            2001
                                                                    ---------       ---------       ---------       ---------
Revenue                                                             $  80,369       $  89,720       $ 245,207       $ 262,564
Operating expenses:
   Crew payroll and benefits                                           22,098          24,004          66,728          72,617
   Charter hire                                                         2,162           1,803           5,871           4,723
   Repairs and maintenance                                              6,768           6,052          21,573          18,260
   Insurance                                                            2,408           2,970           7,784           8,786
   Fuel and consumables                                                 6,707           7,760          21,622          25,333
   Port charges and other                                               3,773           4,810          12,819          15,114
                                                                    ---------       ---------       ---------       ---------
     Total operating expenses                                          43,916          47,399         136,397         144,833
Overhead expenses:
   Salaries and benefits                                                5,545           5,466          17,099          16,725
   Office                                                               1,180           1,425           3,773           4,428
   Professional fees                                                    1,064             626           2,507           2,478
   Other                                                                2,232           1,521           5,300           4,761
                                                                    ---------       ---------       ---------       ---------
     Total overhead expenses                                           10,021           9,038          28,679          28,392
Depreciation, amortization and drydocking                              16,407          14,718          49,598          43,462
                                                                    ---------       ---------       ---------       ---------
Income from operations                                                 10,025          18,565          30,533          45,877
Other (expense) income:
   Interest expense                                                   (11,617)        (13,783)        (36,695)        (42,479)
   Interest income                                                         71              50             208             116
   Minority interest in losses (gains) of subsidiaries                     56             (90)            (61)             91
   Gain (loss) on disposal of assets                                      287            (148)          1,641               6
   Other                                                                   23              29             (26)           (273)
                                                                    ---------       ---------       ---------       ---------
     Total other expense, net                                         (11,180)        (13,942)        (34,933)        (42,539)
                                                                    ---------       ---------       ---------       ---------
Income (loss) before income taxes and extraordinary item               (1,155)          4,623          (4,400)          3,338
Provision for income taxes                                              1,602           1,716           5,010           4,914
                                                                    ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                                (2,757)          2,907          (9,410)         (1,576)
Loss on early extinguishment of debt, net of applicable income
taxes                                                                 (27,823)             --         (27,823)             --
                                                                    ---------       ---------       ---------       ---------
     Net income (loss)                                              $ (30,580)      $   2,907       $ (37,233)      $  (1,576)
                                                                    =========       =========       =========       =========

Net income (loss) per common share:
     Income (loss) before extraordinary item                        $   (0.21)      $    0.28       $   (0.83)      $   (0.15)
     Loss on early extinguishment of debt                               (2.16)             --           (2.46)             --
                                                                    ---------       ---------       ---------       ---------
     Net income (loss) per common share - basic                     $   (2.37)      $    0.28       $   (3.29)      $   (0.15)
                                                                    =========       =========       =========       =========
     Net income (loss) per common share - diluted                   $   (2.37)      $    0.27       $   (3.29)      $   (0.15)
                                                                    =========       =========       =========       =========


   Weighted average common shares outstanding - basic                  12,899          10,341          11,304          10,231
                                                                    =========       =========       =========       =========
   Weighted average common shares outstanding - diluted                12,899          10,692          11,304          10,231
                                                                    =========       =========       =========       =========



SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       -------------------------
                                                                                          2002            2001
                                                                                       ---------       ---------
OPERATING ACTIVITIES:
  Net loss                                                                             $ (37,233)      $  (1,576)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment                             32,975          33,783
       Amortization of drydocking costs                                                   16,623           9,679
       Provision for (recovery of) bad debts                                                (100)            689
       Gains on disposal of assets                                                        (1,641)             (6)
       Loss on early extinguishment of debt                                               27,823              --
       Amortization of discount on long-term debt and financing costs                      3,876           3,979
       Minority interest in gains (losses) of subsidiaries                                    61             (91)
       Senior and notes payable issued for payment of accrued interest and fees              626           1,303
       Other non-cash items                                                                  281             103
       Changes in operating assets and liabilities:
           Trade accounts and other receivables                                           10,364          (4,299)
           Other current and long-term assets                                              3,905           1,174
           Accounts payable and other liabilities                                         (2,551)         11,437
                                                                                       ---------       ---------
             Net cash provided by operating activities                                    55,009          56,175

INVESTING ACTIVITIES:
  Expenditures for drydocking                                                            (16,573)        (17,758)
  Proceeds from disposals of assets                                                       11,587           6,095
  Purchases of vessels and equipment                                                      (3,066)         (6,297)
  Acquisition of minority interest                                                            --            (524)
  Redemption of restricted investments                                                        --              39
  Purchase of restricted investments                                                          --             (29)
                                                                                       ---------       ---------
     Net cash used in investing activities                                                (8,052)        (18,474)

FINANCING ACTIVITIES:
  Net payments of revolving credit facility                                               (9,000)         (5,250)
  Proceeds of New Credit Facility                                                        178,800              --
  Payments of long-term debt                                                            (163,457)        (13,638)
  Payments of Senior Notes                                                              (101,499)             --
  Proceeds of Private Placement, net of issuance costs                                    91,250              --
  Payments of Title XI bonds                                                              (3,997)         (5,188)
  Redemption of restricted cash                                                               --             331
  Payments of obligations under capital leases                                            (2,275)         (2,730)
  Payment of deferred financing costs for New Credit Facility                             (3,949)             --
  Proceeds from exercise of warrants                                                           1               3
  Proceed from exercise of stock options                                                      42              --
                                                                                       ---------       ---------
     Net cash used in financing activities                                               (14,084)        (26,472)
                                                                                       ---------       ---------
  Change in cash and cash equivalents                                                     32,873          11,229
  Cash and cash equivalents at beginning of period                                        11,631          14,233
                                                                                       ---------       ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  44,504       $  25,462
                                                                                       =========       =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Notes payable issued for the acquisition of minority interest                        $      --       $  10,500
                                                                                       ---------       =========
  Vessels exchanged for drydock expenditures                                           $     900       $      --
                                                                                       =========       =========



SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         The Company has restated its consolidated financial statements as of and for the year ended December 31, 2001 and as of and for the quarter ended March 31, 2002. The restatements are primarily related to a $4.1 million accrual in additional insurance calls in the fourth quarter of 2001.

         Except for net loss, the Company has no other material components of comprehensive loss. Certain financial statement reclassifications have been made to conform data for prior periods to the 2002 financial statement presentation.

2.  LIQUIDITY AND FINANCING TRANSACTIONS

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected capital requirements for debt service, vessel maintenance and fleet improvements for 2002 and 2003 is approximately $94 million and $81 million, respectively. The Company's expected capital requirements for the remainder of 2002 is approximately $20 million. The Company expects that cash flow from operations will continue to be a significant source of funds for our working capital and capital requirements.

         On September 13, 2002, the Company completed the private placement of
12.5 million shares of newly issued Seabulk common stock at a cash price of $8.00 per share (the "Private Placement") to a group of investors including an entity associated with DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, and entities associated with Carlyle/Riverstone Global Energy and Power Fund I, L.P., an affiliate of The Carlyle Group of Washington, D.C. The stock issuance was previously approved by the Company's shareholders at a Special Meeting held on September 5, 2002.

         The new investors also purchased, for $8.00 per share, 5.1 million of the Company's common stock and common stock purchase warrants beneficially owned by accounts managed by Loomis, Sayles & Co., L.P., an SEC-registered investment advisor. Taken together, the two transactions give the new investors approximately 72% of the pro forma, fully diluted shares of the Company's common stock. Pursuant to the agreement with the investors, the Company's Board of Directors has been restructured to permit the new investors to hold a majority of seats on the Board.

         On September 13, 2002, the Company completed an agreement with Fortis Capital Corp. and NIB Capital Bank N.V., as arrangers, for a $180 million senior secured credit facility (the "New Credit Facility"), which replaced the Company's existing facility. The New Credit Facility consists of an $80 million term loan and a $100 million revolving credit facility and has a five-year maturity.

         The revolving portion of the New Credit Facility is subject to semi-annual reductions commencing six months after closing. The term loan portion is subject to semi-annual reductions commencing 36 months after closing. Interest on the loans is payable monthly, with a variable interest rate. The rate is either a LIBOR or base rate plus a margin based upon certain financial ratios of the Company. The interest rate margin may be adjusted in the syndication process.

         The New Credit Facility is secured by first ship mortgages on substantially all of the Company's vessels (excluding vessels financed with U.S. Maritime Administration Title XI financing) and is guaranteed by most of the subsidiaries of the Company. The New Credit Facility is also secured by second ship mortgages on two of the Company's tankers and three of the Company's tugs.

         The New Credit Facility is subject to various financial covenants, including minimum adjusted tangible net worth requirements, minimum ratios of adjusted EBITDA to adjusted interest expense, and a maximum ratio of adjusted funded debt to adjusted EBITDA. The Company is required to maintain a minimum fair market value of collateralized assets of at least 175% of outstanding borrowings under the New Credit Facility, based upon appraisals which may be requested not more than once during any 12-month period.

         Proceeds from the Private Placement and New Credit Facility of approximately $266.1 million, net of $12.7 million of fees and expenses of the transaction, were used primarily to repay the Company's prior bank debt of approximately $151.5 million and redeem its outstanding Senior Notes for approximately $101.5 million.

         On September 13, 2002, the Company deposited $101.5 million to State Street Bank & Trust as Paying Agent for the redemption of the Senior Notes. As a result, the Company was released and discharged from all of its obligations under the Notes and they were effectively discharged at that date. The Senior Notes were administratively discharged on October 15, 2002.

         Management recognizes that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results.

3.  SALE OF ASSETS OF SUN STATE AND PORT ARTHUR

         On March 22, 2002, the Company closed on the sale of the marine transportation assets and trade name of Sun State for $3.8 million in cash. The assets consisted of tugs, barges and fuel inventory with a carrying value of $4.3 million. The name of this company was subsequently changed to Seabulk Marine Services, Inc. As a result, the Company recognized a loss on the disposal of these assets of approximately $470,000. The proceeds from the sale of these assets were used for working capital purposes as permitted by the Company's credit facility that existed prior to the refinancing in September 2002.

         On May 20, 2002, the Company closed on the sale of the marine terminal facility assets at Port Arthur, Texas for $3.0 million. Fifty percent of the proceeds ($1.5 million) were received at closing in cash and the remainder will be deferred and received over the next three years in the form of either cash or shipyard repair credits from the buyer. The assets consisted of land, an office building, docks and parking and warehouse storage facilities with a carrying value of $1.3 million. As a result, the Company recognized a gain of $1.7 million. The proceeds from the sale of these assets were used to repay a portion of the Company's term loans that existed prior to the refinancing in September 2002.

         On July 9, 2002, the Company closed on the sale of the drydock and related shipyard equipment assets of Seabulk Marine Services, Inc. (formerly Sun State Marine Services, Inc.) for $450,000. The proceeds from the sale of these assets were used for working capital purposes as permitted by the Company's prior credit facility. The Company has no remaining operations at the Sun State location.

4.  EARLY EXTINGUISHMENT OF DEBT

         In connection with the closing of the new equity investment and new bank credit facility (see Note 2), the Company redeemed all of its 12.5% Secured Notes due 2007 and repaid its existing bank debt.

         The carrying value of the Senior Notes and bank debt at the time of the redemption and repayment was $225.2 million, net of unamortized discount and unamortized financing costs. The price paid to retire the Senior Notes and bank debt was $253.0 million. As a result, $27.8 million was recorded as a loss on early extinguishment of debt, consisting of the write-off of the unamortized financing costs on the Senior Notes and bank debt of $9.7 million, unamortized original issue discount on the Senior Notes of $14.1 million and contractual redemption premiums on the Senior Notes of $4.0 million.

         The income tax effect of the loss is a tax benefit of approximately $10.0 million. However, management has recorded a valuation allowance to offset the benefit (see Note 5).

5.  INCOME TAXES

         For the three months ended September 30, 2002 and 2001, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at September 30, 2002 and 2001 to reduce the net deferred tax assets to an amount currently expected to be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three-month periods ended September 30, 2002 and 2001 represents taxes withheld on foreign source revenue.

6.  NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                  -----------------------       -----------------------
                                                                    2002           2001           2002           2001
                                                                  --------       --------       --------       --------
                                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

Numerator for basic and diluted net income (loss) per share:
Income (loss) before extraordinary item                           $ (2,757)      $ (2,907)      $ (9,410)      $ (1,576)
Loss on early extinguishment of debt                               (27,823)            --        (27,823)            --
                                                                  --------       --------       --------       --------
Net income (loss) available to common shareholders                $(30,580)      $ (2,907)      $(37,233)      $ (1,576)
                                                                  ========       ========       ========       ========

Denominator for basic net income per share-weighted
   average shares                                                   12,899         10,341         11,304         10,231

Effects of dilutive securities:
Stock options                                                           --             --             --             --
Warrants                                                                --            351             --             --
                                                                  --------       --------       --------       --------
Dilutive potential common shares                                        --            351             --             --
                                                                  --------       --------       --------       --------
Denominator for basic and diluted net income per
share-adjusted
   weighted average shares and assumed conversions                  12,899         10,692         11,304         10,231
                                                                  ========       ========       ========       ========

Income (loss) before extraordinary item                           $  (0.21)      $   0.28       $  (0.83)      $  (0.15)
Loss on early extinguishment of debt                                 (2.16)            --          (2.46)            --
                                                                  --------       --------       --------       --------
Net income (loss) per share - basic                               $  (2.37)      $   0.28       $  (3.29)      $  (0.15)
                                                                  ========       ========       ========       ========

Net income (loss) per share - diluted                             $  (2.37)      $   0.27       $  (3.29)      $  (0.15)
                                                                  ========       ========       ========       ========

         Common stock equivalents include 796,000 stock options and 459,775 warrants as of September 30, 2002 and have not been included in the computation of diluted loss per common share as their effect is antidilutive.

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

         The Company evaluates performance by operating segment. Also, within the offshore energy support segment, the Company also performs evaluations of vessels in the U.S. and foreign locations. Resources are allocated based on segment profit or loss from operations, before interest and taxes.

         Revenue by segment and geographic area consists only of services provided to external customers, as reported in the Statements of Operations. Income from operations by geographic area represents net revenue less applicable costs and expenses related to that revenue. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature.

         The following schedules present segment and geographic information about the Company's operations (in thousands):


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                --------------------------        --------------------------
                                                   2002             2001             2002             2001
                                                ---------        ---------        ---------        ---------
REVENUE
  Offshore energy support                       $  42,968        $  51,081        $ 130,341        $ 144,784
  Marine transportation services                   30,443           30,650           92,023           92,753
  Towing(1)                                         6,958            7,989           22,843           25,027
                                                ---------        ---------        ---------        ---------
     TOTAL                                      $  80,369        $  89,720        $ 245,207        $ 262,564
                                                =========        =========        =========        =========

OPERATING EXPENSES
  Offshore energy support                       $  24,522        $  24,598        $  73,206        $  72,897
  Marine transportation services(1)                14,970           17,568           49,171           56,936
  Towing                                            4,379            5,233           13,666           15,000
  General Corporate                                    45               --              354               --
                                                ---------        ---------        ---------        ---------
     TOTAL                                      $  43,916        $  47,399        $ 136,397        $ 144,833
                                                =========        =========        =========        =========

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support                       $  10,721        $   9,575        $  32,440        $  27,342
  Marine transportation services                    4,432            4,054           13,494           12,848
  Towing                                              830              706            2,400            2,126
  General corporate                                   424              383            1,264            1,146
                                                ---------        ---------        ---------        ---------
     TOTAL                                      $  16,407        $  14,718        $  49,598        $  43,462
                                                =========        =========        =========        =========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support                       $   3,489        $  13,047        $  11,925        $  32,580
  Marine transportation services                    9,909            7,598           25,334           18,811
  Towing                                              781            1,005            3,703            4,559
  General corporate                                (4,154)          (3,085)         (10,429)         (10,073)
                                                ---------        ---------        ---------        ---------
     TOTAL                                      $  10,025        $  18,565        $  30,533        $  45,877
                                                =========        =========        =========        =========

NET INCOME (LOSS)
  Offshore energy support                       $  (3,414)       $   4,301        $ (10,858)       $   5,709
  Marine transportation services                    5,298            1,970           12,087            2,546
  Towing                                             (450)            (487)            (141)             209
  General Corporate                               (32,014)          (2,877)         (38,321)         (10,040)
                                                ---------        ---------        ---------        ---------
     TOTAL                                      $ (30,580)       $   2,907        $ (37,233)       $  (1,576)
                                                =========        =========        =========        =========

GEOGRAPHIC REVENUE
  Domestic                                      $  48,589        $  61,580        $ 151,511        $ 183,930
  Foreign
     West Africa                                   22,178           18,315           65,049           50,011
     Middle East                                    5,523            5,392           17,362           16,482
     Southeast Asia                                 4,079            4,433           11,285           12,141
                                                ---------        ---------        ---------        ---------
CONSOLIDATED GEOGRAPHIC REVENUE                 $  80,369        $  89,720        $ 245,207        $ 262,564
                                                =========        =========        =========        =========

--------------------
(1) Net of elimination of intersegment towing revenue and intersegment marine transportation operating expense of $0.1 million and $0.5 million for the three months ended September 30, 2002 and 2001, and $0.2 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively.

8.  COMMITMENTS AND CONTINGENCIES

         Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. In this regard, the Company has filed three reports with, and submitted documents to, the Office of Foreign Asset Control of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents relate to certain limited charters with third parties involving three of the Company's vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. Should either of the agencies determine that these activities constituted violations of the laws or regulations administered by them, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict whether any such penalties will be imposed or the nature or extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position, results of operations or cash flows.

         The Company was sued by Maritime Transportation Development Corporation in January 2002 alleging broker commissions due from charters on two of its tanker vessels, the SEABULK MAGNACHEM and SEABULK CHALLENGER, since 1998. The Plaintiff is seeking approximately $550,000. The Company is vigorously defending such charges, but cannot predict the ultimate outcome of the matter.

         The Company is sometimes named as a defendant in litigation, usually relating to claims for bodily injury, or property damage. The Company maintains insurance coverage against such claims to the extent deemed prudent by management, and applicable deductible amounts are accrued at the time of the incident. The Company believes that these claims do not have a material impact on the Company's financial position, results of operations or cash flows.

         In connection with the closing of the Private Placement and New Credit Facility, President and Chief Executive Officer Gerhard E. Kurz has agreed to a five-year extension of his employment contract with the Company.

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

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 14, AND TECHNICAL CORRECTIONS, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Subsequent to the January 1, 2003 adoption date of the standard, the Company will be required to reclassify to continuing operations amounts previously reported as extinguishments of debt.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard is not expected to have a significant impact on the Company.

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($26.9 million as of September 30, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

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

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($26.9 million as of September 30, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

PRIVATE PLACEMENT AND REFINANCING

         On September 13, 2002, the Company completed the private placement of
12.5 million shares of newly issued Seabulk common stock at a cash price of $8.00 per share (the "Private Placement") to a group of investors including an entity associated with DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, and entities associated with Carlyle/Riverstone Global Energy and Power Fund I, L.P., an affiliate of The Carlyle Group of Washington, D.C. The stock issuance was previously approved by the Company's shareholders at a Special Meeting held on September 5, 2002.

         On September 13, 2002, the Company completed an agreement with Fortis Capital Corp. and NIB Capital Bank N.V., as arrangers, for a $180 million senior secured credit facility (the "New Credit Facility"), which replaced the Company's existing facility. The New Credit Facility consists of an $80 million term loan and a $100 million revolving credit facility and has a five-year maturity. For more information, see Note 2 as well as the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE OVERVIEW

         The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 53% and 57% of Company revenue for the three months ended September 30, 2002 and 2001, respectively. Marine transportation consists of the Company's Jones Act domestic tanker business, in which it owns eight petroleum and chemical product carriers in the domestic coastwise trade, has a 67.3% ownership interest in a ninth, and is the bareboat charterer with a purchase option on a tenth. Marine transportation accounted for approximately 38% and 34% of Company revenue for the three months ended September 30, 2002 and 2001, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 9% of Company revenue for the three months ended September 30, 2002 and 2001.

SEABULK OFFSHORE

         Revenue from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities, which are in turn heavily dependent upon the price of crude oil and natural gas. Further, in certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with very short notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

           As the Company's offshore energy support fleet gets older, the Company's strategy is to look for opportunities to upgrade its offshore fleet to higher value, newer vessels and to reduce the number of older and smaller crewboats in its fleet. The Company has sold 14 offshore energy support vessels during 2002 for an aggregate total of $5.7 million.

         Periods for collection of receivables in certain foreign areas of operation in the offshore business tend to be longer than is usual for the United States. The Company regularly monitors all such receivables accounts and believes that it has accrued adequate reserves where necessary.

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


                                         Q1 2002                      Q2 2002                     Q3 2002
                               ----------------------------  ---------------------------  ----------------------------
                                 AHTS/  AHT/   Crew/          AHTS/  AHT/   Crew/          AHTS/  AHT/   Crew/
                                Supply  Tugs  Utility Other  Supply  Tugs  Utility Other  Supply  Tugs  Utility Other
                               ---------------------------------------------------------------------------------------
DOMESTIC(1)
Vessels(2) (3) (4) (8) (9)         24       -     30      2     21      -      31      2     21      -     31       2
Bareboat-out(4)                     -       -      -      -      -      -       -      -      -      -      -       -
Laid-Up                             -       -      -      1      -      -       -      1      -      -      -       1
Effective Utilization(5)          59%       -    65%      -    63%      -     58%      -    63%      -    62%       -
Day Rate                       $6,687       - $2,666      - $6,005      -  $2,469      - $5,581      - $2,530       -


WEST AFRICA
Vessels(2) (3) (6) (7) (8)         29       5      7      1     30      5       6      1     30      5      6       1
Laid-Up                             -       1      -      -      -      1       -      -      -      1      -       -
Effective Utilization(5)          84%     86%    89%    97%    85%    97%     84%      -    80%    87%    76%       -
Day Rate                       $7,368  $6,613 $3,124      - $8,042 $6,522  $2,722      - $7,787 $6,234 $2,976       -


MIDDLE EAST
Vessels(2)                          6       8      8      5      6      8       8      5      6      8      8       5
Laid-Up                             -       1      1      1      -      1       1      1      -      1      1       1
Effective Utilization(5)          83%     75%    81%    77%    79%    62%     85%    66%    92%    49%    88%     65%
Day Rate                       $3,265  $4,571 $1,649 $4,502 $3,250 $5,048  $1,668 $4,475 $3,496 $4,556 $1,646  $4,181


SOUTHEAST ASIA
Vessels(2) (7) (10)                 8       -      5      2      8      -       -      2      8      -      -       2
Laid-Up                             -       -      -      -      -      -       -      -      -      -      -       -
Effective Utilization(5)          59%       -    53%    44%    68%      -       -      -    66%      -      -       -
Day Rate                       $5,510       - $1,472      - $6,320      -       -      - $5,584      -      -       -

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
(9)     During Q2 2002, one Crewboat was returned to Domestic from West Africa.
(10)    During Q2 2002, five Crewboats in Southeast Asia were sold.

                            Q1 2001                      Q2 2001                      Q3 2001                     Q4 2001
                 ---------------------------  ---------------------------  ---------------------------  ----------------------------
                 AHTS/  AHT/    Crew/  Other  AHTS/  AHT/   Crew/   Other  AHTS/  AHT/   Crew/   Other  AHTS/  AHT/   Crew/  Other
                 Supply  Tugs   Utility       Supply  Tugs  Utility        Supply  Tugs  Utility        Supply  Tugs  Utility
                 -------------------------------------------------------------------------------------------------------------------
DOMESTIC(1)
Vessels(2)(3)(4)     26       -     31      1     26      -      33      1     26      -     32       1     26      -     32      1
Bareboat-out(4)       -       -      2      1      -      -       2      1      -      -      -       1      -      -      -      1
Laid-Up               1       -      -      1      1      -       -      1      -      -      -       1      -      -      -      1
Effective
Utilization(5)      75%       -    87%      -    90%      -     87%      -    83%      -    83%       -    63%      -    72%      -
Day Rate         $6,946       - $2,709      - $7,397      -  $2,929      - $7,486      - $3,061       - $7,141      - $2,928      -

WEST AFRICA
Vessels(2)(3)
(6)(8)               27       3      6      1     27      4       5      1     27      4      6       1     27      4      6      1
Laid-Up               -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(5)      83%     46%    85%      -    86%    41%     77%    84%    82%    63%    64%     84%    76%    86%    80%    96%
Day Rate         $6,325  $4,491 $2,754      - $6,988 $5,528  $2,774 $6,160 $7,644 $6,097 $2,715  $7,363 $7,829 $8,041 $3,358 $9,246

MIDDLE EAST
Vessels(2)(3)
(7)(9)(11)(12)        5       8     11      7      5      8      11      7      5      8      9       6      6      8      8      5
Laid-Up(12)           -       -      -      -      -      -       -      -      -      -      -       -      -      1      1      1
Effective
Utilization(5)      77%     24%    66%    56%    92%    50%     59%    69%    86%    48%    65%     43%    81%    60%    86%    64%
Day Rate         $3,003  $4,129 $1,421 $5,197 $2,855 $3,889  $1,434 $5,393 $2,954 $4,443 $1,611  $5,399 $3,121 $4,937 $1,671 $3,986

SOUTHEAST ASIA
Vessels(2)(6)
(10)(11)              8       1      5      1      8      1       5      1      8      -      6       2      7      -      6      2
Laid-Up               -       -      1      -      -      -       1      -      -      -      -       -      -      -      -      -
Effective
Utilization(5)      87%     37%    89%    33%    83%    46%     73%    71%    79%      -    69%    100%    69%      -    51%    52%
Day Rate         $5,347  $3,929 $1,429 $6,614 $4,277 $4,255  $1,443 $6,630 $4,762      - $1,708  $8,298 $5,285      - $1,674 $7,302


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

         Domestic revenue for the nine months ended September 30, 2002 was adversely affected by the slowdown in natural gas drilling activity in the U.S. Gulf of Mexico as a result of somewhat lower natural gas prices and high inventories. The lower level of natural gas prices resulted from above-average inventory buildups and reduced demand due to one of the mildest winters on record and a general slowdown in economic activity. Exploration and production companies in the U.S. Gulf of Mexico responded by cutting back their level of spending as evidenced by the significant drop in offshore rig fleet utilization rates during the last half of calendar year 2001 and in the first nine months of 2002. Although there is still uncertainty in the market, the recent rise in both crude oil and natural gas prices, driven by concern over a potential Middle East conflict, the temporary shutoff of Iraqi and Venezuelan imports and other factors, should eventually aid a recovery in the Gulf of Mexico offshore vessel market.

         As the demand for vessels in the domestic market is primarily driven by natural gas exploration and production, it is difficult to predict what effect the current fluctuation in natural gas prices and the uncertainty in the economic environment will have on demand for the Company's vessels in the domestic market.

         International offshore revenues for the nine months ended September 30, 2002 benefited from increases in vessel count and utilization. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. The Company redeployed five vessels to its West African operations during the nine months ended September 30, 2002.

         International vessel demand is primarily driven by crude oil production. During the quarter crude oil prices and demand remained firm. The Company expects international exploration and production spending to continue to increase in West Africa, which should strengthen vessel demand in that area. Revenue and utilization were also up for the Company's Middle East operations. In Southeast Asia, revenue declined from the year-earlier period due to reduced utilization caused by vessel downtimes as well as the sale of five crewboats in the second quarter.

         Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats at October 31, 2002 for Domestic, West Africa, the Middle East and Southeast Asia were approximately $5,150/52%, $7,150/77%, $3,400/83% and $6,750/50%, respectively.

         The Company had four offshore vessels in "held-for-sale" status as of September 30, 2002. The majority of these vessels were previously laid up.

SEABULK TANKERS

         Revenue from the Company's marine transportation services is derived principally from the operations of ten tankers carrying crude oil, petroleum products and chemical products in the Jones Act trade and, to a lesser extent, from the Sun State towboat and fuel barge operations in Green Cove Springs, Florida, which were sold in March 2002.

         The Company's tanker fleet operates on either long-term time charters, bareboat charters, or pursuant to short-term contracts of affreightment. The Company currently has six tankers operating under long-term time charters, three on short-term contracts of affreightment and one under a bareboat charter.

          The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------
                                         2002               2001
                                       -------            -------
         Number of vessels owned            10                 10
         Revenue (in thousands)        $88,138            $84,827

         Tanker revenue increased by 3.9% as a result of improved rates for the Company's three chemical carriers operating under short-term contracts of affreightment, as well as better rates on the long-term time charters.

         PETROLEUM TANKERS. Demand for crude oil and petroleum product transportation services is dependent both on production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company owned eight petroleum product tankers at September 30, 2002. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. At the end of December 2001, voyage charters for three vessels expired and were replaced by two multi-year time charters at time charter-equivalent rates 55% above the returns achieved for these vessels in 2001. For the third vessel, the Company entered into a ten-year bareboat charter agreement with a major oil company. Beginning in January 2002, the oil company charterer has exclusive possession and control of the vessel and is responsible for all operating and drydocking expenses of the vessel. The Company also entered into a time charter securing a fourth vessel, commencing in the fourth quarter of 2001 at a 25% increase over the expiring rate. In the third quarter of 2002, a vessel previously trading under a short-term contract of affreightment entered into a three-year time charter with a major oil company, and two of our existing time charters were extended through July 10, 2010. Under a time charter, fuel and port charges are borne by the charterer customer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of our single-hull vessels is scheduled for retirement under OPA 90 before 2007.

         CHEMICAL TANKERS. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of September 30, 2002. The chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels.

         INLAND TUGS AND BARGES. Revenue from the Company's Sun State Marine Services subsidiary was derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power & Light (FPL) and from ship maintenance, repair, drydocking and construction activities. Revenue from all of Sun State's operations totaled $3.9 and $7.7 million, respectively, for the nine months ended September 30, 2002 and 2001. The decrease in Sun State revenue is due to the sale of its marine transportation tug and barge assets on March 22, 2002. On July 9, 2002, the Company also closed on the sale of drydock and related shipyard equipment of Sun State for $450,000, resulting in a gain of approximately $88,000.

SEABULK TOWING

         Revenue from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services and the volume of vessel traffic requiring docking and other ship-assist services. Vessel traffic, in turn, is largely a function of general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                 2002              2001
                                               -------           -------
         Number of tugs at end of period            31                31
         Revenue (in thousands)                $22,843           $25,027

         Towing revenue decreased by 8.7% for the nine months ended September 30, 2002 compared to the same period in the prior year. The decrease in revenue is due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade and reduced demand for towing services in the offshore market. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

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

         The Company and other vessel owners in the marine industry are facing potential increases in premiums for the upcoming renewal period in early 2003 for protection and indemnity insurance. It is possible that premiums and deductibles may increase.

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:


                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------
                                                           2002                      2001
                                                     -----------------         -----------------
                                                                    (IN MILLIONS)
         Revenue                                     $80.4         100%        $89.7         100%
         Operating expenses                           43.9          55          47.4          53
         Overhead expenses                            10.1          12           9.0          10
         Depreciation, amortization and
         drydocking                                   16.4          20          14.7          17
                                                     -----        ----         -----        ----
         Income from operations                      $10.0          13%        $18.6          20%

         Interest expense, net                       $11.5          14%        $13.7          15%

         Other income (expense), net                 $ 0.4           0%        $(0.3)          0%
                                                     -----        ----         -----        ----

         Net income (loss) before income taxes
         and extraordinary item                      $(1.1)         (1)%       $ 4.6           5%
                                                     =====        ====         =====        ====

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUE. Revenue decreased 10.4% to $80.4 million for the three months ended September 30, 2002 from $89.7 million for the three months ended September 30, 2001.

         Offshore energy support revenue decreased 15.9% to $43.0 million for the three months ended September 30, 2002 from $51.1 million for the same period in 2001, primarily due to reduced revenue from the U.S. Gulf of Mexico offset in part by increased revenue from the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during the three months ended September 30, 2002 compared to the same period in 2001 primarily due to reduced exploration and production activity in response to somewhat low natural gas prices, high inventories and reduced demand. The increase in West Africa revenue was driven by higher day rates and an expanded vessel count as offshore exploration and production activity remained strong.

         Marine transportation revenue remained substantially the same at $30.4 million for the three months ended September 30, 2002 compared to $30.7 million for the three months ended September 30, 2001. Revenue increased in the tanker fleet as a result of improved rates for the Company's three chemical carriers operating under short-term contracts of affreightment and higher rates for the Company's long-term time charters. This was offset by a decrease in revenue for Sun State as a result of discontinuing operations in March 2002.

         Towing revenue decreased 12.9% to $7.0 million for the three months ended September 30, 2002 from $8.0 million for the three months ended September 30, 2001. The decrease in revenue was due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade, as well as reduced demand for towing services in the offshore market. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

         OPERATING EXPENSES. Operating expenses decreased 7.3% to $43.9 million for the three months ended September 30, 2002 from $47.4 million for the same period in 2001. The decrease is primarily due to the change from spot trading to time charters for two tankers and the bareboat charter of a third tanker, and the sale of Sun State's marine transportation assets in the first quarter. The decrease in expenditures is partially offset by an increase in operating expenses in the West Africa region due to higher crew payroll and repair and maintenance expenditures. As a percentage of revenue, operating expenses increased to 54.6% for the three months ended September 30, 2002 from 52.8% for the 2001 period.

         OVERHEAD EXPENSES. Overhead expenses increased 10.9% to $10.1 million for the three months ended September 30, 2002 from $9.0 million for the same period in 2001, primarily due to an increase in professional fees and insurance expense. As a percentage of revenue, overhead expenses increased to 12.5% for the three months ended September 30, 2002 compared to 10.1% for the same period in 2001.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 11.5% to $16.4 million for the three months ended September 30, 2002 from $14.7 million for the three months ended September 30, 2001, primarily due to more planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 and the first nine months of 2002. As a result, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30 months).

         NET INTEREST EXPENSE. Net interest expense decreased 15.9% to $11.5 million for the three months ended September 30, 2002 from $13.7 million for the same period in 2001. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility. Interest expense also decreased as a result of the debt and equity transaction in September 2002 (see Note 2). The interest rate on the New Credit Facility is substantially less than the rate on Company's Senior Notes, which were redeemed on October 15, 2002.

         OTHER INCOME, NET. Other income, net increased to $0.4 million for the three months ended September 30, 2002 compared to other expense, net of $0.3 million for the same period in 2001, primarily due to a gain on asset sales in 2002 compared to a loss on asset sales in the 2001 period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUE. Revenue decreased 6.6% to $245.2 million for the nine months ended September 30, 2002 from $262.6 million for the nine months ended September 30, 2001.

         Offshore energy support revenue decreased 10.0% to $130.3 million for the nine months ended September 30, 2002 from $144.8 million for the same period in 2001, primarily due to reduced revenue from the U.S. Gulf of Mexico. This was offset in part by higher revenue from the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during the nine months ended September 30, 2002 compared to the same period in 2001 primarily due to reduced exploration and production activity in response to low natural gas prices, high inventories and reduced demand. The increase in West Africa revenue was driven by higher day rates and an expanded vessel count as offshore exploration and production activity remained strong. The Company took advantage of the expanding West Africa market by (1) mobilizing three of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa and (2) reactivating one anchor-handling tug from "held-for-sale" status to active status in West Africa during the first half of 2002.

         Marine transportation revenue remained substantially the same at $92.0 million for the nine months ended September 30, 2002 as compared to $92.8 million for the nine months ended September 30, 2001. Tanker revenue increased by 3.9% as a result of improved rates for the Company's three chemical carriers operating under short term arrangements, as well as better rates on the long-term time charters. This was offset by a decrease in revenue for Sun State as a result of discontinuing operations in March 2002.

         Towing revenue decreased by 8.7% to $22.8 million for the nine months ended September 30, 2002 from $25.0 million for the nine months ended September 30, 2001. The decrease in revenue was due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade, as well as reduced demand for towing services in the offshore market. The Company expects that towing revenue in fiscal 2002 will decrease marginally compared to fiscal 2001 due to competition and a less than robust economy.

         OPERATING EXPENSES. Operating expenses decreased 5.8% to $136.4 million for the nine months ended September 30, 2002 from $144.8 million for the same period in 2001, primarily due to the change from spot trading to time charters for two tankers, the bareboat charter of a third tanker, and the sale of Sun State's marine transportation assets in the first quarter. As a percentage of revenue, operating expenses increased to 55.6% for the nine months ended September 30, 2002 from 55.2% for the 2001 period.

         OVERHEAD EXPENSES. Overhead expenses remained substantially the same at $28.7 million for the nine months ended September 30, 2002 as compared to $28.4 million for the same period in 2001. The decrease in office expenses is primarily due to lower charges for rent and other miscellaneous items as a result of the elimination of non-essential services and the consolidation of administrative functions. The increase in other overhead expenses is due to an increase in insurance expenses. As a percentage of revenue, overhead expenses increased to 11.7% for the nine months ended September 30, 2002 compared to 10.8% for the same period in 2001.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking increased 14.1% to $49.6 million for the nine months ended September 30, 2002 from $43.5 million for the nine months ended September 30, 2001, primarily due to more planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 and the first nine months of 2002. As a result, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30 months).

         NET INTEREST EXPENSE. Net interest expense decreased 13.9% to $36.5 million for the nine months ended September 30, 2002 from $42.4 million for the same period in 2001. The decrease is primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility. Interest expense also decreased as a result of the debt and equity transaction in September (see Note 2). The interest rate on the New Credit facility is substantially less than the rate on the Company's former Senior Notes, which were redeemed on October 15, 2002.

         OTHER INCOME, NET. Other income, net increased to $1.6 million for the nine months ended September 30, 2002 compared to other expense, net of $0.2 million for the same period in 2001, primarily due to a gain on asset sales in 2002 of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         RECAPITALIZATION On September 13, 2002, the Company completed the private placement of 12.5 million shares of newly issued Seabulk common stock at a cash price of $8.00 per share (the "Private Placement") to a group of investors including an entity associated with DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, and entities associated with Carlyle/Riverstone Global Energy and Power Fund I, L.P., an affiliate of The Carlyle Group of Washington, D.C. The stock issuance was previously approved by the Company's shareholders at a Special Meeting held on September 5, 2002.

         The new investors also purchased, for $8.00 per share, 5.1 million of the Company's common stock and common stock purchase warrants beneficially owned by accounts managed by Loomis, Sayles & Co., L.P., an SEC-registered investment advisor. Taken together, the two transactions give the new investors approximately 72% of the pro forma, fully diluted shares of the Company's common stock. Pursuant to the agreement with the investors, the Company's Board of Directors has been restructured to permit the new investors to hold a majority of seats on the Board.

         On September 13, 2002, the Company completed an agreement with Fortis Capital Corp. and NIB Capital Bank N.V., as arrangers, for a $180 million senior secured credit facility (the "New Credit Facility"), which replaced the Company's existing facility. The New Credit Facility consists of an $80 million term loan and a $100 million revolving credit facility and has a five-year maturity.

         The revolving portion of the New Credit Facility is subject to semi-annual reductions commencing six months after closing. The term loan portion is subject to semi-annual reductions commencing 36 months after closing. Interest on the loans is payable monthly, with a variable interest rate. The rate is either a LIBOR or base rate plus a margin based upon certain financial ratios of the Company. The interest rate margin may be adjusted in the syndication process.

         The New Credit Facility is secured by first ship mortgages on substantially all of the Company's vessels (excluding vessels financed with U.S. Maritime Administration Title XI financing) and is guaranteed by most of the subsidiaries of the Company. The New Credit Facility is also secured by second ship mortgages on two of the Company's tankers and three of the Company's tugs.

         The New Credit Facility is subject to various financial covenants, including minimum adjusted tangible net worth requirements, minimum ratios of adjusted EBITDA to adjusted interest expense, and a maximum ratio of adjusted funded debt to adjusted EBITDA. The Company is required to maintain a minimum fair market value of collateralized assets of at least 175% of outstanding borrowings under the New Credit Facility, based upon appraisals which may be requested not more than once during any 12-month period.

         Proceeds from the Private Placement and New Credit Facility of approximately $266.1 million, net of $12.7 million of fees and expenses of the transaction, were used primarily to repay the Company's prior bank debt of approximately $151.5 million and redeem its outstanding Senior Notes for approximately $101.5 million.

         On September 13, 2002, the Company deposited $101.5 million to State Street Bank & Trust as Paying Agent for the redemption of the Senior Notes. As a result, the Company was released and discharged from all of its obligations under the Notes and they were effectively discharged at that date. The Senior Notes were administratively discharged on October 15, 2002.

         CASH FLOWS. Net cash provided by operating activities totaled $55.0 million for the nine months ended September 30, 2002 compared to $56.2 million for the same period in 2001. The decrease in cash provided by operating activities is primarily the result of a net loss before extraordinary item of $9.4 million for the nine months ended September 30, 2002 as compared to a net loss of $1.6 million for the same period in 2001.

         Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2002 compared to $18.5 million for the same period in 2001. The reduction of cash used in investing activities is due primarily to a larger amount of proceeds from asset sales. In particular, on March 22, 2002, the Company closed on the sale of the towboat/barge assets of Sun State for $3.8 million in cash.

         Net cash used in financing activities for the nine months ended September 30, 2002 was $14.1 million compared to $26.5 million for the same period in 2001. The decrease in cash used in financing activities is attributable to excess cash generated from the recapitalization and refinancing completed in September 2002.

         RECENT EXPENDITURES AND FUTURE CASH REQUIREMENTS. During the first nine months of 2002, the Company incurred $19.6 million in capital expenditures for fleet improvements and drydocking costs. For the remainder of 2002, these capital expenditures are expected to aggregate $4.4 million. The total expected expenditures of $24.0 million will substantially cover all of the Company's drydocking and capital expenditure requirements.

         Long-term debt consisted of the following at September 30, 2002 (in millions):

                                                                  OUTSTANDING
                                           2002                     BALANCE                               INTEREST RATE
                                      YEAR-TO-DATE                   AS OF                                    AS OF
          FACILITY                       PAYMENTS             SEPTEMBER 30, 2002         MATURITY       NOVEMBER 1, 2002
   --------------------------      -----------------------------------------------     -------------  ------------------
Fortis Tranche A revolver                 $ 0.00                    $98.80                 2007             4.80%
Fortis Tranche B term loan                $ 0.00                    $80.00                 2007             5.30%
Amendment fee note                        $ 4.79(2)                 $ 0.00                 2002               --
Tranche A term loan                       $52.36                    $ 0.00(1)              2004               --
Tranche B term loan                       $24.63                    $ 0.00(1)              2005               --
Tranche C term loan                       $78.00                    $ 0.00(1)              2006               --
Revolving Credit Facility                 $ 9.00(2)                 $ 0.00(1)              2004               --
Senior Notes                              $97.44                    $ 0.00(1)              2007               --
Title XI Financing Bonds                  $ 4.00                    $237.60            2005 to 2024       5.86% to 10.10%
Other notes payable                       $ 3.54                    $ 24.40            2003 to 2011       8.09% to 8.50%

-----------------------
(1) Retired as a result of refinancing transaction dated September 13, 2002 (see Note 2).
(2)     Represents net payments

         In addition to the revolver balance of $98.8 million, there are $1.2 million in outstanding letters of credit as of September 30, 2002. The Company is required to make semi-annual principal repayments on the revolver commencing six months after closing with the final payment due in September, 2007. The Company is also required to make semi-annual principal repayments on the term loan commencing 36 months after closing with the final payment due 54 months after closing.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected capital requirements for debt service, vessel maintenance and fleet improvements for 2002 and 2003 is approximately $94 million and $81 million, respectively. The Company's expected capital requirements for the remainder of 2002 is approximately $20 million. The Company expects that cash flow from operations will continue to be a significant source of funds for our working capital and capital requirements.

         The Company is required to make deposits to a U.S. Maritime Administration ("MARAD") Title XI reserve fund based on a percentage of net income attributable to the operations of its five double-hull tankers, as defined by the Title XI Reserve Fund and Financial Agreement. Cash held in the Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. To date, no deposits have been required to be made to the reserve fund. Additionally, according to the Title XI Reserve Fund and Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital amounts have been reached. Accordingly, at September 30, 2002, the Company had approximately $22.2 million in cash and cash equivalents that are restricted for use from the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements without MARAD approval. Based on current projections, the Company expects to meet the working capital requirements under the Title XI Reserve Fund and Financial Agreement in the first quarter of 2003 and at such time the cash shall became unrestricted cash.

         Management recognizes that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results.

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

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 14, AND TECHNICAL CORRECTIONS, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard will have no impact on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         Information about the Company's exposure to market risk was disclosed in its 2001 Annual Report on Form 10-K/A. There have been no material quantitative or qualitative changes in market risk exposures since the date of that filing.

         The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that the Company's advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continues to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this quarterly report on Form 10-Q, the Company performed an evaluation, under the supervision and participation of management, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls are effective in providing them with material information relating to the Company as required to be disclosed in the Company's periodic SEC filings.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information concerning certain legal proceedings see Note 8 of the financial statements.

ITEM 2.  CHANGES IN SECURITIES

         On September 13, 2002, the Company completed the private placement of
12.5 million shares of newly issued Seabulk common stock at a cash price of $8.00 per share (the "Private Placement") to a group of investors including an entity associated with DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, and entities associated with Carlyle/Riverstone Global Energy and Power Fund I, L.P., an affiliate of The Carlyle Group of Washington, D.C. This issuance of securities was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a special meeting of shareholders on September 5, 2002. At the meeting, the shareholders approved the issuance of 12.5 million shares of our common stock at $8.00 per share to certain investors.

         The shareholders also approved an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000, removed the classification of the Board into three classes of directors, and added certain minority stockholder protection provisions.

         The voting results of the issuance of common stock, increase in authorized shares, removing the Board classification, and adding minority stockholder protection provisions are as follows:

         To approve the issuance of 12,500,000 shares of common stock:

          VOTES FOR                  VOTES AGAINST        VOTES ABSTAINING
          ---------                  ---------------      ----------------
          6,502,763                     2,440,868               200

         To approve the increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000:

          VOTES FOR                  VOTES AGAINST        VOTES ABSTAINING
          ---------                  ---------------      ----------------
          6,502,863                    2,440,768                200

         To approve the removal of the classification of the Board into three classes of Directors:

         VOTES FOR                   VOTES AGAINST        VOTES ABSTAINING
         ---------                   ---------------      ----------------
         8,941,462                       2,026                  343

         To approve certain minority stockholder protection provisions:

         VOTES FOR                  VOTES AGAINST         VOTES ABSTAINING
         ---------                  ---------------       ----------------
         8,941,462                     2,073                    400

ITEM 5.  OTHER INFORMATION

         Accompanying the filing of this Form 10-Q for the quarterly period ended September 30, 2002, we have provided to the Securities and Exchange Commission the Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to 18 U.S.C. Section 1359, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (b)  Reports on Form 8-K.

                  The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

                  1. The Company filed a Current Report on Form 8-K dated August 8, 2002. Items 5 and 9 were reported and no financial statements were filed.

                  2. The Company filed a Current Report on Form 8-K dated August 14, 2002. Item 9 was reported and no financial statements were filed.

                  3. The Company filed a Current Report on Form 8-K dated September 5, 2002. Items 5 and 9 were reported and no financial statements were filed.

                  4. The Company filed a Current Report on Form 8-K dated September 13, 2002. Items 1, 5 and 7 were reported and no financial statements were filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.





/s/ MICHAEL J. PELLICCI
---------------------------------------
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date:  November 14, 2002

                                CERTIFICATION OF
                    GERHARD E. KURZ, CHIEF EXECUTIVE OFFICER
                         OF SEABULK INTERNATIONAL, INC.
                         PURSUANT TO 18 U.S.C. SS.. 1350

1. I have reviewed this quarterly report on Form 10-Q of Seabulk International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 14, 2002

                                                 /s/ GERHARD E. KURZ
                                                 ------------------------------
                                                 Name:  Gerhard E. Kurz
                                                 Title: Chairman, President and
                                                 Chief Executive Officer

                                CERTIFICATION OF
                  VINCENT J. deSOSTOA, CHIEF FINANCIAL OFFICER
                         OF SEABULK INTERNATIONAL, INC.
                        PURSUANT TO 18 U.S.C. . SS.. 1350


1. I have reviewed this quarterly report on Form 10-Q of Seabulk International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                           /s/ VINCENT J. deSOSTOA
                                           -----------------------------------
                                           Name:  Vincent J. deSostoa
                                           Title:  Senior Vice President and
                                           Chief Financial Officer