Form 10-K
period 2002-12-31
SEABULK INTERNATIONAL INC
filed 2003-03-31
CIK 922341

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES [X]     NO ....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES ....   NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $22,886,512 based upon the closing market price on June 28, 2002 of $7.84 per share of common stock on the NASDAQ National Market as reported by the Wall Street Journal.

     At March 1, 2003 there were 23,123,938 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                              WHERE INCORPORATED
--------                                              ------------------
Proxy Statement for Annual Meeting
to be held May 16, 2003 (specified portions)          Part III

________________________________________________________________________________

                           SEABULK INTERNATIONAL, INC.

                                 2002 FORM 10-K

                                TABLE OF CONTENTS


ITEM                                                                                                           PAGE

                                                       PART I

1        Business.............................................................................................    2
2        Properties...........................................................................................   20
3        Legal Proceedings....................................................................................   20
4        Submission of Matters to a Vote of Security Holders..................................................   20
4A       Executive Officers of the Registrant.................................................................   21

                                                       PART II

5        Market for Registrant's Common Equity and Related Stockholder Matters................................   23
6        Selected Financial Data..............................................................................   24
7        Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................................   27
7A       Quantitative and Qualitative Disclosures About Market Risk...........................................   45
8        Financial Statements and Supplementary Data..........................................................   45
9        Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...........................................................................................   45

                                                      PART III

10       Directors and Executive Officers of the Registrant...................................................   46
11       Executive Compensation...............................................................................   46
12       Security Ownership of Certain Beneficial Owners and Management.......................................   46
13       Certain Relationships and Related Transactions.......................................................   46
14       Controls and Procedures..............................................................................   46

                                                       PART IV

15       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   47


                                                  FINANCIAL SUPPLEMENT

         Consolidated Financial Statements and Schedules......................................................  F-1


                                     PART I

ITEM 1. BUSINESS

A. GENERAL

      Seabulk International, Inc. is a competitor in each of its three main businesses - offshore energy support, marine transportation, and towing. Our offshore energy services fleet, numbering 129 vessels, is one of the world's largest and provides services to operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, South America and Southeast Asia. Our marine transportation fleet, numbering ten tankers, carries petroleum products, crude oil, and specialty chemicals in the U.S. domestic trade and includes five double-hull petroleum product and chemical carriers delivered in 1998 and 1999. Our towing fleet numbers 30 vessels and is one of the largest and most modern in the United States. We are the sole provider of commercial tug services at Port Canaveral, Florida; and a leading provider of those services in Port Everglades, Florida; Tampa, Florida; Mobile, Alabama; Lake Charles, Louisiana; and Port Arthur, Texas. We also provide offshore towing services primarily in the Gulf of Mexico. In March 2002, we sold the eight towboats and 14 barges in our marine transportation fleet, which was part of our Jacksonville, Florida-based Sun State Marine Services subsidiary. In March 2001, the Company changed its name from Hvide Marine Incorporated to Seabulk International, Inc. symbolizing the Company's transformation into new management and new ownership in 2000.

     As used in this Report, the terms "we" and "the Company" refer to Seabulk International, Inc., a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is (954) 523-2200.

B. PROJECTIONS AND OTHER FORWARD-LOOKING INFORMATION

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

     Additional information regarding these and other factors affecting our business appears elsewhere in this Report under "Business Risk Factors."


C. LIQUIDITY

     At December 31, 2002, the Company had working capital of approximately $26.3 million. Day rates and utilization for offshore vessels working in the Gulf of Mexico continued to be weak, a trend that began in September 2001. The slowdown in the domestic offshore market was offset in part by continued strength in the Company's international offshore operations, where day rates remained strong during the year and contributed to increased revenue in West Africa and the Middle East, and in part by the improved performance of the marine transportation segment. The increased revenue in the offshore business in West Africa and the Middle East was driven by exploration and production spending as major oil companies continued to proceed with oil exploration and development programs outside the U.S. Since the September 11, 2001 attacks, the subsequent war on terrorism and then commencement of the war in Iraq, the U.S. economy continues to be subject to pressure. As we enter 2003, the timing of a recovery in the domestic offshore segment is still not certain. However, the increases in oil and natural gas prices during the fourth quarter of 2002 and the early part of 2003 reinforce the potential for an upturn in domestic exploration and development activity in the latter half of 2003. We do expect earnings in 2003 from the offshore segment to improve compared to 2002. The Company also expects to benefit in 2003 from higher earnings in its marine transportation business as a result of a full year of higher time charter rates for certain tankers.

     The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company anticipates capital requirements for debt service, vessel maintenance and fleet improvements in 2003 to total approximately $98 million and expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

    The Company's credit agreement contains certain restrictive financial covenants that among other things requires minimum levels of EBITDA and tangible net worth. The Company is in compliance with such covenants at December 31, 2002 and expects to be in compliance through the balance of 2003 based on current financial projections. However, the Company's financial projections contain assumptions with respect to economic recovery beginning in the second quarter of 2003 in the underperforming U.S. Gulf offshore market. If the economic recovery does not occur or occurs later or to a lesser extent than the current forecast, the Company will need to reduce operating expenses to maintain compliance.

    Management continues implementation of certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) selective acquisitions and charters of additional vessels, (2) repositioning certain vessels to take advantage of higher day rates, (3) selling unprofitable vessels, and (4) eliminating non-essential operating and overhead expenses. Management believes that its expense reduction initiatives will be sufficient to meet its financial covenants if the forecasted U.S. Gulf is other than expected.

     Management recognizes that unforeseen events or business conditions, including unexpected deterioration in its markets, could prevent the Company from having sufficient liquidity to fund its operation or meeting targeted financial covenants.

        If unforeseen events or business conditions prevent the Company from having sufficient liquidity to fund its operations, the Company has alternative sources including additional asset sales, and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. If the Company does not meet its financial covenants, the Company would be required to seek an amendment or waiver to avoid default. While the Company believes it could successfully implement alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

D. RECENT DEVELOPMENTS

     In January 2003, the Company took delivery of the Seabulk Africa, a newbuild, state-of-the-art, 236-foot, 5500 horsepower UT-755L platform supply vessel. The vessel is expected to join the Company's West African fleet. The Seabulk Africa was acquired for cash of approximately $16 million and will be financed in April 2003 by means of a sale leaseback arrangement with TransAmerica Capital for a lease term of 10 years, after which the Company will have an option to acquire the vessel.

     The Company also took delivery of two newbuild vessels as bareboat charterer in February and March 2003. The Seabulk Badamyar is a 3800-horsepower anchor handling tug/supply vessel and Seabulk Nilar is a 3800-horsepower platform supply vessel. The Company is bareboat chartering the vessels from the shipbuilder, the Labroy Group in Indonesia, for deployment under time charters with a major international oil company in the Southeast Asia market. The term of each bareboat charter is three years with an option to purchase.

     On March 7, 2003, the Company formed a joint venture company in Nigeria, named Modant Seabulk Nigeria Limited, with CTC International, Inc., a company owned by Nigerian interests. The Company will have a minority interest in the joint venture. The Company will sell five of its crewboats operating in Nigeria to a related joint venture with CTC International in April 2003. Modant Seabulk Nigeria Limited will operate crewboats in Nigeria. The Company will provide certain management services for the joint venture.

     In March 2003, the Company signed a memorandum of agreement to purchase a Brazilian flag line handling vessel for operations in Brazil. The purchase, which is subject to certain conditions, is expected to close by July 2003. The Company is also in discussions with a Brazilian shipyard for the construction of a modern platform supply vessel for offshore energy support operations in Brazil. In anticipation of such operations, the Company is establishing a Brazilian subsidiary called Seabulk Offshore do Brazil S.A.

     In January 2003, Larry D. Francois succeeded Andrew W. Brauninger as President of Seabulk Offshore. In February 2003 Mr. Francois was also named a corporate Senior Vice President of the Company. Also in March 2003, John Teague and Gerald Gray were hired as Senior Vice President -

Seabulk Offshore Americas, and Senior Vice President - Seabulk Offshore International Operations, respectively.

     On March 27, 2003, the Canaveral Port Authority served a sixty day notice of termination of the exclusive franchise to Port Canaveral Towing. Port Canaveral Towing intends to continue its operations on a non-exclusive basis at Port Canaveral.

E. FLEET OVERVIEW

     The following table lists the types of vessels we owned, operated, or chartered as of March 1, 2003:

                                                           VESSELS
                                                           IN FLEET
                                                        -------------
OFFSHORE ENERGY SUPPORT

   Domestic Offshore Energy Support:
     Anchor Handling Tug Supply/Supply Boats ........         21
     Crew/Utility Boats .............................         27
     Geophysical Boats ..............................          2
                                                             ---
          Total Domestic Offshore Energy Support ....         50

   International Offshore Energy Support:
     Anchor Handling Tug Supply/Supply Boats ........         46
     Anchor Handling Tugs/Tugs ......................         11
     Crew/Utility Boats .............................         14
     Other ..........................................          8
                                                             ---
         Total International Offshore Energy Support.         79
                                                             ---

         Total Offshore Energy Support .............         129

MARINE TRANSPORTATION

     Petroleum/Chemical Product Carriers ............         10

TOWING ..............................................         30
                                                             ---
             TOTAL VESSELS ..........................        169
                                                             ===

     For financial information about our business segments and geographic areas of operation, see Note 12 to our consolidated financial statements.

F. LINES OF BUSINESS

     (1) OFFSHORE ENERGY SUPPORT (SEABULK OFFSHORE)

     The offshore energy support business accounted for approximately 53% of our total revenue in 2002. Offshore energy support vessels are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. These vessels are hired, or "chartered," by oil companies and others engaged in offshore exploration and production activities.

     The market for these services is fundamentally driven by the offshore exploration, development, and production activities of oil and gas companies worldwide. The level of these activities depends primarily on the capital expenditures of oil and gas producers, which has traditionally been a function of current and anticipated oil and gas prices. Oil and gas prices are influenced by a variety of factors, including worldwide demand, production levels, inventory levels, governmental policies regarding exploration and development of reserves, and political factors in producing countries.

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

o Anchor handling vessels, which include anchor handling tug/supply vessels and some tugs, are more powerful than supply boats and are used to tow and position drilling rigs, production facilities and construction barges. Some of these vessels are specially equipped to assist tankers while they are loading from single-point buoy mooring systems, and others are used in place of supply boats when not performing towing and positioning functions.

o Crewboats (also called crew/supply boats) are faster and smaller than supply boats and are used primarily to transport personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. These vessels are chartered together with supply boats to support drilling or construction operations or, separately, to serve the various requirements of offshore production platforms. Crewboats are typically aluminum-hull vessels and generally have longer useful lives than steel-hull supply boats. Crewboats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions. However, the Company's strategy is to focus on higher-value, higher-margin vessels and reduce the smaller, lower-margin crewboat business. As a result, the Company sold nine crewboats during 2002 and its strategy is to continue to de-emphasize its crewboat business in 2003.

     About 28% of our 2002 offshore revenue was derived from domestic operations under U.S.-flag vessel registration in the Gulf of Mexico, directed from offices in Lafayette, Louisiana. The balance was derived from international operations, including offshore West Africa, the Arabian Gulf and adjacent areas, and Southeast Asia. We also operate offshore energy support vessels in other regions, including Central and South America and, to a limited extent, Europe. Operations in the Arabian Gulf, Southeast Asia and adjacent areas are directed from facilities in Dubai, United Arab Emirates; operations in offshore

West Africa and certain other international areas are directed from facilities in Nyon, Switzerland; and operations in Mexico are directed from our Lafayette, Louisiana facilities. We also have sales offices and/or maintenance and other facilities in many of the countries where our vessels operate.

     The following table shows the deployment of our offshore energy support fleet at March 1, 2003.

                   LOCATION                                     VESSELS
                   --------                                     -------
          Domestic Offshore Energy Support
            U.S. Gulf of Mexico .........................         49
            Other .......................................          1
                                                                 ---
                                                                  50


          International Offshore Energy Support
            West Africa .................................         40
            Middle East .................................         21
            Southeast Asia ..............................          9
            Other .......................................          9
                                                                 ---
              Total International Offshore Energy Support         79
                                                                 ---
                Total ...................................        129
                                                                 ===

     The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 17 years. About 25% of the offshore fleet is 10 or less years old, and approximately 53% is 20 or more years old. After a vessel has been in service for approximately 30 years, the costs of repair, vessel certification and maintenance may not be economically justifiable.

     (2) MARINE TRANSPORTATION (SEABULK TANKERS)

     We provide marine transportation services, principally for petroleum products and specialty chemicals, in the U.S. domestic or "coastwise" trade, a market largely insulated from direct international competition under the Jones Act. Marine transportation includes our ten tankers, five of which are double-hulled, and our inland tug-and-barge operation, Sun State Marine Services, which was sold in March 2002. This business accounted for approximately 37% of our total revenue in 2002.

     Petroleum Product Transportation. In the domestic energy transportation trade, oceangoing and inland-waterway vessels transport fuel and other petroleum products, primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts and inland rivers, as well as transportation of petroleum crude and product between Alaska, the West Coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980, as vessels have reached the end of their useful lives and the cost of constructing vessels in the United States (a requirement for U.S. domestic trade participation) has substantially increased. The decline in the number of available vessels has tightened the supply/demand balance and put upward pressure on freight rates, thereby benefiting the Company and our fleet of relatively young tankers.

     At March 1, 2003 we operated the following petroleum product carriers:

                                                                                             TONNAGE (IN DEAD

       NAME OF VESSEL                                       CAPACITY (IN BARRELS)          WEIGHT TONS OR "DWT")
       --------------                                       ---------------------         ----------------------
Seabulk Trader .......................................          360,000                        49,900
Seabulk Challenge                                               360,000                        49,900
S/R Bristol Bay (formerly known as Ambrose Channel) ..          341,000                        45,000
Seabulk Arctic .......................................          340,000                        46,000
Seabulk Mariner ......................................          340,000                        46,000
Seabulk Pride ........................................          340,000                        46,000
Defender .............................................          260,000                        36,600

     Since January 2002, the S/R Bristol Bay has been operated by a major oil company on a bareboat charter.

     The S/R Bristol Bay, Seabulk Arctic, Seabulk Mariner and Seabulk Pride are four of our five double-hull carriers. These vessels are the newest and most technologically advanced product carriers in the Jones Act market. The fifth double-hull, Brenton Reef, is listed below under chemical tankers.

     We acquired the Defender in March 1998. Under OPA 90, this vessel cannot be used to transport petroleum and petroleum products in U.S. commerce after 2008. We acquired the Seabulk Challenge and Seabulk Trader in August 1996. Their OPA 90 retirement date is 2011. The four double-hulls have no retirement date under OPA 90.

     At March 1, 2003, six of our petroleum product carriers were operating under time charters and one under a bareboat charter.

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

     At March 1, 2003, we operated three vessels in the chemical trade:

                                                                              TONNAGE (IN DEAD-
             NAME OF VESSEL           CAPACITY (IN BARRELS)                 WEIGHT TONS OR "DWT")
             --------------           ---------------------                 ---------------------
     Brenton Reef ...................       341,000                               45,000
     Seabulk Magnachem ..............       297,000                               39,300
     Seabulk America ................       297,000                               46,300

     Delivered in 1999, the Brenton Reef is a double-hull carrier in which we have a 100% equity interest. We operate the Seabulk Magnachem under a bareboat charter expiring in February 2007. We own a 67% equity interest in the Seabulk America; the remaining 33% interest is owned by Stolt Tankers (U.S.A.), Inc.

     The Seabulk Magnachem and Seabulk America have full double bottoms (as distinct from double hulls). Double bottoms provide increased protection over single-hull vessels in the event of a grounding.

Delivered in 1977, the Seabulk Magnachem is a CATUG (or catamaran tug) integrated tug and barge, or ITB, which has a higher level of dependability, propulsion efficiency and performance than an ordinary tug and barge. The Seabulk America's stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating, which the Company deems to be a competitive advantage.

     All three chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals we transport are hazardous substances. Current voyages are generally conducted from the Houston and Corpus Christi, Texas, and Lake Charles, Louisiana areas to such ports as New York, Philadelphia, Baltimore, Wilmington, North Carolina, Charleston, South Carolina, Los Angeles, San Francisco, and Kalama, Washington. Our chemical carriers are also suitable for transporting other cargoes, including grain.

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

     We book cargoes either on a spot (movement-by-movement) or contract of affreightment basis. Approximately 75.0% of contracts for cargo are committed on a 12- to 30-month basis, with minimum and maximum cargo tonnage specified over the period at fixed or escalating rates per ton. We are often able to generate additional revenue by chartering cargo space on competitors' vessels.

     Sun State. Our Sun State Marine Services subsidiary owned and operated a petroleum transportation fleet of eight towboats and 14 barges, all of which were primarily engaged in fuel transportation along the Atlantic intracoastal waterway and the St. Johns River in Florida.

     The majority of Sun State's revenue was derived from a fuel transportation contract with Colonial Oil Industries (Colonial) (formerly known as Steuart Petroleum Company). In March 2002, Colonial acquired the eight tow boats and 14 barges, in which Sun State was responsible for handling all marine deliveries including the servicing of Colonial's paper mill, electric utility and vessel bunker customers. The remainder of Sun State's marine transportation revenue was derived from fuel transportation and towing contracts with other customers along with its marine maintenance, repair, drydocking and construction facility.

OTHER SERVICES

     Sun State owned and operated a small vessel maintenance, repair and construction drydocking facility in Green Cove Springs, Florida, which was engaged principally in the maintenance and construction of tugs and barges, offshore support vessels, and other small vessels. The Sun State facility was shut down in August 2002 and equipment at the facility was sold for $450,000.

     The Company owned a 40-acre facility in Port Arthur, Texas that served as a regional office for our towing business, storage and supply base, and a facility for topside repairs of oceangoing vessels.

This facility was sold in May 2002. The regional office for the Port Arthur towing business continues to operate from a portion of the facility on a rental basis.

     (3) TOWING (SEABULK TOWING)

     Towing is the smallest of our three businesses and represents about 10% of our total revenue in 2002. Our harbor tugs serve seven ports in Florida, Alabama, Texas and Louisiana, where they assist petroleum product carriers, barges, container ships and other cargo vessels in docking and undocking and in proceeding within the port areas and harbors. We also operate four tugs with offshore towing capabilities that conduct a variety of offshore towing services in the Gulf of Mexico, Guayanilla, Puerto Rico, and the Atlantic Ocean. Our tug fleet consists of 20 conventional tugs and 10 tractor tugs, including four Ship Docking Module(TM) tractor tugs, known as SDMs(TM). SDMs(TM) are innovative ship docking vessels, designed and patented by us, that are more maneuverable, efficient and flexible, and require fewer crew members than conventional harbor tugs.

     In August 2002, we bareboat-chartered the tug Hollywood for a term of one year to Signet for operations in the port of Brownsville, Texas. The name was subsequently changed to Signet Enterprise. In December 2002, we bareboat-chartered the tug Condor to Moran Towing for operations in New York harbor for a term of one year. The Signet Enterprise formerly operated in Tampa and the Condor formerly operated in Mobile.

     Harbor Tug Operations. In most U.S. ports, competition is unregulated. However, a few ports grant non-exclusive franchises to harbor tug operators. These include Port Manatee (near Tampa), Florida, where we are currently the sole franchisee, and Port Everglades, Florida, where we are currently the leading provider of tug services and one of two franchise holders. Port Canaveral is currently in settlement discussions with the Federal Maritime Commission to terminate its franchise system in which Seabulk Towing has been the sole franchise holder. Rates are unregulated in all ports that we serve, including the franchised ports. Generally, harbor tugs can be moved from port to port.

     Port Everglades. Port Everglades is the second largest petroleum non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for South Florida. Between 1958, when our tug operations commenced, and December 2001, we operated the franchise as the sole provider of docking services in the port. In August 2001, a second franchise was issued to a competitor by the port, who commenced operations in the port in December 2001. Seabulk Towing's franchise was amended in January 2002 to require Seabulk Towing to maintain a minimum of three tractor tugs in the port, rather than five tugs previously required. The franchise is not exclusive and expires in 2007. While we are regarded as a high-standards operator, there is no assurance the franchise will be renewed. As of March 1, 2003, we operated five tugs in Port Everglades.

     Tampa. We expanded our harbor towing services to Tampa through the October 1997 acquisition of an established operator in the port. Because the port is comprised of three "sub-ports" (including Port Manatee) and a distant sea buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. On March 1, 2003, we operated eight tugs, including two tractor tugs and two SDMs(TM), in the port (including Port Manatee).

     Port Canaveral. In Port Canaveral, we have been the sole franchise holder to provide harbor-docking services. We provide docking and undocking services for commercial cargo vessels serving central Florida and, on a very limited basis, for cruise ships, as well as for Navy vessels. The Canaveral Port Authority is currently in settlement discussions with the Federal Maritime Commission to terminate Seabulk Towing's franchise agreement as a result of a complaint filed against the Canaveral Port Authority by the Federal Maritime Commission, which means that Seabulk Towing may face competition at Port Canaveral. In March 2003, the Canaveral Port Authority served a sixty day notice of termination of the exclusive franchise to Port Canaveral Towing. Port Canaveral Towing intends to continue its operations on a non-exclusive basis at Port Canaveral. We operate four tugs in Port Canaveral.

     Mobile. At this port, we provide docking and undocking services primarily to commercial cargo vessels, including vessels transporting coal and other bulk exports. We operate two tugs at this port. There is a competing provider.

     Port Arthur and Lake Charles. At these ports we operate seven tugs. Currently, four of these tugs serve Port Arthur, Texas; two serve Lake Charles, Louisiana, and one serves both harbors. Each of these ports has a competing provider of harbor tug services.

     Offshore Towing Operations. We currently have two tugs working in the offshore towing market that conduct a variety of offshore towing services in the Gulf of Mexico and the Atlantic Ocean. Demand for towing services depends on vessel traffic and oilfield activity, which is in turn generally dependent on local, national and international economic conditions, including the volume of world trade.

G. CUSTOMERS AND CHARTER TERMS

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

     The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. CITGO and TESORO each accounted for 7% of our 2002 revenue, and represented our largest customers in 2002.

     Our towing services are offered to vessel owners and operators and their agents. Our rates for harbor towing services are set forth in published tariffs and may be modified at any time, subject to competitive factors. We also grant volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

H. COMPETITION

     We operate in a highly competitive environment in all our operations. The principal competitive factors in each of the markets in which we operate are suitability and reliability of equipment, safety record, personnel, price, service, and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), shallow water versus deepwater needs, the complexity of maintaining logistical support and the cost of transferring equipment from one market to another. Our vessels that provide marine transportation services compete with both other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, we compete with other providers of tug services in all but two of the ports in which we operate. A new competitor entered the harbor tug market in Tampa in 1999, and another in

Port Everglades at the end of 2001. In March 2003 our franchise agreement with the Canaveral Port Authority was terminated and we may face tug competitors in Port Canaveral. Additional competitors may enter our markets in the future. While U.S. flag, coastwise-operated vessels are protected under the Jones Act and the Outer Continental Shelf Act, foreign-built, foreign-manned and foreign-owned vessels could be eligible to compete with our vessels operating in the domestic trade if the Jones Act were repealed or waived. There are no current indications that this will occur.

I. ENVIRONMENTAL AND OTHER REGULATIONS

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

     Governmental authorities have the power to enforce compliance with applicable regulations, and violators are subject to fines, injunction, and consent agreements. We do not expect that we will be required in the near future to make capital expenditures that are material to our financial condition or operations by reason of environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these laws and regulations.

     OPA 90. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in United States waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include our chemical and petroleum product carriers) and "other vessels" (which include our tugs and offshore energy support vessels).

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

     OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners and operators to establish and maintain with the United States Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations require evidence of financial responsibility demonstrated by insurance, surety bond, self-insurance, or guaranty. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained "Certificates of Financial Responsibility" pursuant to the Coast Guard regulations for our product and chemical carriers through self-insurance and commercial insurance.

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

     Remediation of Sun State. We have agreed to remediate certain portions of the former Sun State Marine facility in Green Cove Springs, Florida in cooperation with the state of Florida Department of Environmental Protection and the owner of the property. The Company has expended approximately $100,000 to date in remediation expenses and anticipates approximately another $100,000 to complete the project over the first nine months of 2003.

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

     Coastwise Laws. A substantial portion of our operations is conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (commonly referred to as the Jones Act). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf, under the Outer Continental Shelf Act) to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens, with an exception to the ownership requirement with respect to foreign owned financial entities which own and lease U.S. vessels to U.S. citizen operators. Generally, a corporation is deemed a U.S. citizen so long as (i) it is organized under the laws of the U.S. or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and (iv) 75.0% of the interest and voting power in the corporation is held by U.S. citizens. Because we could lose the privilege of operating our vessels in the U.S. domestic trade if non-citizens were to own or control in excess of 25.0% of our outstanding capital stock, our Certificate of Incorporation contains restrictions concerning foreign ownership and control of our stock.

     Under the citizenship provisions of the U.S. Merchant Marine Act of 1920 (Jones Act) and the Shipping Act of 1916, the Company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the Company's outstanding stock was owned by non-U.S. citizens. The Company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the Company's charter provides the Company with certain remedies with respect to any transfer or purported transfer of shares of the Company's common stock that would result in the ownership by non-U.S. citizens of more than 25% of its common stock.

     The laws of the United States provide that once a vessel is registered under a foreign flag it cannot thereafter engage in the U.S. coastwise trade. Therefore, the Company's non-U.S. flag vessels must continue to be operated abroad, and if the Company was not able to secure charters or contracts abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total vessels owned or operated by the Company at March 1, 2003, 78 were registered under foreign flags and 91 were registered under the U.S. flag.

     The Company's offshore vessels are subject to international safety and classification standards. U.S. flag tanker and offshore support vessels operating in the U.S. are required to undergo periodic inspections and to be recertified under drydock examination at least every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable jurisdictions.

     There have been repeated efforts aimed to repeal or significantly change the Jones Act. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal it or that Coast Guard interpretations of it may weaken it. Such changes could have a material adverse effect on our operations and financial condition.

     Occupational Health Regulations. Our shoreside facilities and, as of 2001, our U.S.-based vessels, are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration
(OSHA) and comparable state programs. Such regulations currently require us to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records and keep employees informed of safety and health practices and duties. Our vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. Such regulations currently require us to perform monitoring, medical testing and record keeping with respect to mariners engaged in the handling of the various cargoes transported by our chemical and petroleum product carriers.

     Vessel Condition. Our chemical and petroleum product carriers, offshore energy support vessels, and certain of our tugs are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping and other marine classification societies.

     We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject and are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. We are currently conducting remediation of certain portions of the former Sun State Marine facility in cooperation with the State of Florida Department of Environmental Protection. The risks of substantial costs, liabilities, and penalties for environmental accidents and compliance are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties for will not be incurred by or imposed on us in the future.

     International Laws and Regulations. Our vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, 1978 Protocol, (ii) the International Convention on the

Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Generally, surveys and inspections are performed by internationally recognized classification societies. The vessels that operate internationally are registered primarily in the Marshall Islands, Liberia and Panama.

     Although we believe we are in substantial compliance with all applicable requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in offshore energy support operations and there can be no assurance that significant costs, liabilities and penalties will not be incurred by us or imposed on us in the future.

J. INSURANCE

     Our marine transportation operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to our vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. We maintain insurance coverage against these hazards with certain deductibles for which we are responsible. Risk of loss of or damage to our vessels is insured through hull and machinery insurance policies in amounts that approximate fair market value, also subject to certain deductibles. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through our participation in a mutual insurance association, the Steamship Mutual Underwriting Association (Bermuda) Limited. Because we maintain mutual insurance, we are subject to additional premiums for prior years due to funding requirements and coverage shortfalls in the event claims exceed available funds, reserves and reinsurance, and to future premium increases based on prior underwriting loss experience. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

     The Company carries workers' compensation, maritime employer's liability, general liability and other insurance customary in the industry. The Company also carries War Risk insurance for all of its vessels for both hull and machinery damage to the vessels and protection and indemnity liability. This insurance provides coverage for marine perils including war, terrorism, sabotage, riots, seizure and piracy.

     The terrorist attacks on the United States on September 11, 2001 and the continued threat of terrorist activity, together with significant investment losses due to the poor investment performance by most insurance companies, have created uncertainty in the insurance markets. It is also possible that acts of terrorism could be directed against U.S. companies such as ours. These uncertainties have contributed to significant increases in the premiums quoted for our insurance coverages, which in turn has also contributed to substantial increases in the Company's insurance deductibles and self insured retention levels.

     In December 2001, the Company was notified by Steamship Mutual, its protection and indemnity ("P&I") marine insurance club (the "Club"), of additional insurance calls in the projected amount of $4.1 million due to the Club's investment losses. The Company accrued the full $4.1 million in 2001. Actual payments of these additional calls made during 2002 were $2.1 million, and $2.0 million is expected to be paid in 2003.

     The increase in P&I costs due to higher deductibles and higher self insured retention levels will likely cause an increase in P&I insurance expense in 2003 of between $1.5 million and $2.5 million.

Premiums by both marine and non-marine insurers have been adversely impacted by the erosion of claims reserves (including our underwriters), claims underwriting losses and increased reinsurance costs, as well as our own loss experience. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self insured retentions, which may increase in the future. We carry coverage related to loss of earnings on revenues subject to fourteen day deductibles, for our tanker operations, but not for our offshore and tug operations.

K. SECURITY

     Heightened awareness of security needs brought about by the events of September 11, 2001 have caused the U.S. Coast Guard, the International Maritime Organization, and the states and local ports to adopt heightened security procedures relating to ports and vessels. The Company is updating its procedures in light of the new requirements.

     In 2002 Congress passed the Maritime Transportation Security Act which, together with the International Maritime Organization's recent security proposals (collectively known as The International Ship and Port Security Code), will require specific security plans for certain types of vessels and more rigorous crew identification requirements. The Company will continue its review and implementation of vessel security plans and procedures as rules implementing the Act are issued by the U.S. Coast Guard and go into effect. The costs of security are likely to rise.

L. RISKS OF OPERATING INTERNATIONALLY

     The Company's international offshore vessel support operations are subject to the usual risks inherent in doing business in countries other than the United States. Such risks include changing political conditions, local cabotage and content laws, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, import/export restrictions, increases in duty taxes and royalties, war, and terrorist attacks, all of which are beyond the control of the Company. In the last year, there has been a higher than usual level of anti-Western hostility in parts of the Middle East and Southeast Asia, where the Company has substantial operations. In Nigeria there has recently been legislation enacted which will provide for certain Nigerian ownership and crew requirements for offshore vessel support operators such as the Company. The Company has entered into a joint venture with Nigerian interests to operate Nigerian flag crewboats in Nigeria, partially in response to such proposals. Although it is impossible to predict the effect of any of these developments on the Company, the Company believes these risks to be within acceptable limits and, in view of the mobile nature of the Company's principal revenue producing assets, does not consider them at this time to constitute a factor materially adverse to the conduct of its international offshore vessel support operations as a whole.

M. EMPLOYEES

     As of March 1, 2003, we had 2,143 employees. Management considers relations with employees to be satisfactory. Renegotiations of labor contracts are on-going. The Seabulk America is manned by 38 officers and crew who are subject to a collective bargaining arrangement that expires on December 31, 2003. In addition, the Seabulk Trader, Seabulk Challenge, Seabulk Magnachem, Seabulk Defender, the five double-hull tankers, and twenty-eight harbor tugs are manned by approximately 400 members of national maritime labor unions.

     In January 2003, an election was held among tug crew employees of Seabulk Towing, Inc. at its Mobile, Alabama facility, for the purpose of determining whether the crew would remain non-union, or would choose to be represented by the Marine Engineers Benevolent Association (MEBA) union or the

American Maritime Officers union. The results of the election, as certified by the U.S. National Labor Relations Board (NLRB), was that no union collective bargaining representative was selected. No timely objections were filed to the election. The Company is also vigorously objecting to alleged unfair labor practice charges filed against the Company before the NLRB by MEBA arising out of the discharge of three employees in Mobile and the conduct of the election campaign in Mobile.

N. ADDITIONAL BUSINESS AND CORPORATE RISK FACTORS

     The Company operates in a business environment that has many risks. Listed below are some additional critical risk factors that affect the Company and particularly its offshore vessel support business and that should be considered when evaluating any forward-looking statement. The impact of any one risk factor or a combination of several risk factors could materially impact the Company's results of operations and financial condition and the accuracy of any forward-looking statement made in this Form 10-K.

     Oil and Gas Prices Are Highly Volatile. Commodity prices for crude oil and natural gas are highly volatile. Prices are extremely sensitive to supply/demand. High demand for crude oil and natural gas and/or low inventory levels as well as perceptions about future supply interruptions can cause commodity prices for crude oil and natural gas to rise while, generally, low demand and/or increases in crude oil and natural gas supplies cause commodity prices to fall.

     Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries'
(OPEC) ability to control crude oil production levels and pricing as well as the level of production by non-OPEC countries; political and economic instability and uncertainties, including war or the threat of war; advances in exploration and development technology; worldwide demand for energy resources; and governmental restrictions placed on exploration and production of energy resources.

     Changes in the Level of Capital Spending by Our Customers. The Company's principal customers are major oil and natural gas exploration, development and production companies. The Company's results of operations, particularly of its offshore vessel support business, are dependent on the level of capital spending by the energy industry. To the extent our customers reduce their level of capital spending, our business would be adversely affected.

     The Offshore Vessel Support Industry is Highly Competitive. The Company's offshore vessel support business in particular operates in a highly competitive environment. Competitive factors include type of equipment, price and quality of service by vessel operators, and the quality, availability and age of vessels. Decreases in the level of offshore drilling and development activity by the energy industry can negatively affect the demand for the Company's vessels, consequently applying downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the Company's revenues. Day rates for offshore support vessels also depend on the supply of vessels. Generally, excess offshore service capacity puts downward pressure on day rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the Company has recently committed to the construction of several vessels, it has also sold a significant number of vessels over the last few years.

     The Ability to Obtain Favorable Financing. The Company's ability to add vessels both for replacement of aging equipment and for expansion is largely dependent on its ability in the future to obtain favorable financing from commercial sources and through government maritime finance programs. The U.S. government maritime financing guarantee program (the Title XI Program), which has been used in the past to finance five of the Company's tankers and three of the Company's tugs, has not been funded as yet for the government's current fiscal year.

     The Ability to Obtain U.S. Shipyard Construction. We believe that there are a limited number of U.S. shipyards either interested in or capable of constructing U.S.-flag product tankers in accordance with our standards and cost requirements. Failure to agree with a shipyard on tanker newbuilds could adversely affect our ability to expand our Jones Act tanker fleet or replace our five single hull vessels, the first of which is scheduled to be retired under OPA '90 in 2007.

     Our Controlling Shareholders Effectively Control the Outcome of Shareholder Voting. A group of shareholders currently beneficially owns approximately 76% of our voting power. As a result, this group of shareholders has the power to effectively control the outcome of shareholder votes and, therefore, corporate actions requiring such votes. Further, the existence of the controlling group of shareholders may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

     Holders of our Common Stock may Experience Dilution in the Value of Their Equity Interest as a Result of the Issuance and Sale of Additional Shares of our Common Stock. A substantial number of shares of our common stock was issued in a private equity transaction in September 2002. They are, therefore, treated as "restricted securities" for purposes of Rule 144 under the Securities Act and are held by our affiliates and treated as "control securities". The controlling shareholders currently beneficially own approximately 76% of our outstanding common stock. No prediction can be made as to the effect, if any, that the issuance and availability for future market sales of our common stock (including shares issued upon the exercise of stock options) or the perception that such sales could occur, could materially impair our future ability to raise capital through our offering of equity securities.

     Changes in Operating and Financing Costs could have an Adverse Impact. The impact of changes in operating and financing costs, including foreign currency, interest rates, fuel, insurance and security costs could adversely affect results.

     Failure to Attract and Retain Key Management and Technical Personnel. The Company's success depends upon the continued service of its executive officers and other key management and technical personnel, and our ability to attract, retain, and motivate highly qualified personnel. The loss of the services of a number of the Company's executive officers, area managers, fleet personnel or other key employees, or our ability to recruit replacements for such personnel or to otherwise attract, retain and motivate highly qualified personnel, could adversely affect the Company.

O. WEBSITE ACCESS TO REPORTS

     We make available, free of charge, access to our Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC through our home page at www.seabulkinternational.com. We will also, in the near future, make all future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments thereto available on our home page.

ITEM 2. PROPERTIES

     The Company's fleet ownership is described in Item 1. Business. Substantially all of the Company's vessels are mortgaged to secure the Company's New Credit Facility or U.S. Maritime Administration Title XI financing.

     The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company formerly owned a 40-acre facility in Port Arthur, Texas that served as a regional office and included 1,200 feet of dock space. This facility was sold in May of 2002. The Company also leases office and other facilities in Lafayette, Louisiana; Dubai, the United Arab Emirates; Nyon, Switzerland; Houston, Texas and Tampa, Florida. In addition, the Company leases sales offices and maintenance and other facilities in many of the locations where its vessels operate. The lease in Green Cove Springs was terminated in April 2002 as part of the sale of the Sun State Marine Services business. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time close or consolidate facilities or lease additional facilities as operations require.

ITEM 3. LEGAL PROCEEDINGS

     Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed three reports with and submitted documents to the Office of Foreign Asset Control ("OFAC") of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

     The Company was sued by Maritime Transportation Development Corporation in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on two of its vessels, the Seabulk Magnachem and Seabulk Challenger, under an alleged broker commission agreement. The claim allegedly continues to accrue. The amount alleged to be due is over $500,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges and believes that it has good defenses, but the Company cannot predict the ultimate outcome.

     From time to time the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and Indemnity marine liability insurance covers large claims in excess of the deductibles and self insured retentions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are:


                   NAME                AGE                            CURRENT POSITIONS
                   ----                ---                            -----------------
       Gerhard E. Kurz ..............  63    Chairman of the Board, President and Chief Executive Officer
       Vincent J. deSostoa ..........  58    Senior Vice President and Chief Financial Officer
       Larry D. Francois ............  60    Senior Vice President and President, Seabulk Offshore
       Kenneth M. Rogers ............  47    Senior Vice President and President, Seabulk Towing
       Alan R. Twaits ...............  55    Senior Vice President, General Counsel and Secretary
       L. Stephen Willrich ..........  50    Senior Vice President and President, Seabulk Tankers
       Michael J. Pellicci ..........  39    Vice President - Finance and Corporate Controller
       Hubert E. Thyssen ............  55    Vice President - Seabulk Offshore

     MR. KURZ has been Chief Executive Officer and a Director of the Company since April 2000, President since September 2000, and Chairman of the Board since September 2002. He formerly served as President of Mobil Shipping and Transportation Company (MOSAT), a Mobil Oil-affiliated company from which he retired in March 2000. Mr. Kurz joined Mobil in London in 1964 as a Chartering Assistant. In 1965 he was transferred to Mobil's Marine Division in New York. After a series of assignments, he was named Vice President of Planning, Middle East and Marine Transportation, and then President of MOSAT in 1989. He serves on the Board of Directors of the American Bureau of Shipping and previously chaired its Finance and Nominating Committees. He also serves on the Boards of the Seamen's Church Institute, the Coast Guard Foundation, and the Newport News Mariners' Museum. Mr. Kurz is past Chairman of the Marine Preservation Association and the Oil Companies International Marine Forum. He is a founding member and Chairman of the Massachusetts Maritime Academy's International Business Advisory Council and a member of the International Advisory Board to the Panama Canal Authority. He is the recipient of numerous awards and honors, including the International Maritime Hall of Fame Award, the 1999 SeaTrade "Personality of the Year" award, the Seamen's Church Institute Silver Bell Award, and the U. S. Coast Guard Award and Medal for Meritorious Public Service. He holds an Honorary Doctorate Degree from Massachusetts Maritime Academy.

     MR. DESOSTOA has been Senior Vice President and Chief Financial Officer since June 2002. He was previously President and Chief Financial Officer of Zeosoft Corporation, a provider of mobile service networks. Prior to that, he served as Senior Vice President and Chief Financial Officer of OMI Corporation, an international tanker operator with interests in real estate and energy. Mr. deSostoa was also Chief Financial Officer of the New York City Transit Authority and a partner with Peat Marwick, Mitchell & Co., which he joined in 1973. He is a Vietnam veteran and a recipient of the Navy Achievement Award.

     MR. FRANCOIS was appointed Senior Vice President in February 2003 and President, Seabulk Offshore in January 2003. He previously served as Area Manager of domestic offshore marine operations for Tidewater Inc. Prior to that, he was Division Manager for Zapata Gulf Marine Corporation in Mexico, International Marketing Manager in London for Western Oceanic, Inc., and Area Executive for Tidewater in Egypt. He was also Marketing & Sales Manager for Dillingham Maritime, a division of the Dillingham Corporation. A Vietnam veteran, Mr. Francois served in the United States Air Force with the rank of Captain.

     MR. ROGERS has been Senior Vice President and President, Seabulk Towing since July 2002. He was previously Senior Vice President of Marketing for Seabulk Towing, which he joined in October 2001. Prior to that, he was Managing Director of Maritime Audit Services for Carnival Corporation and President of Southern Ship Management. Mr. Rogers was successively Port Captain, Ship Manager, Assistant Vice President of Operations and Vice President of Operations for OMI Corporation, which he joined in 1986. He began his career, upon graduation from the United States Merchant Marine Academy, with Texaco Inc. as a Deck Officer.

     MR. TWAITS has been Senior Vice President, General Counsel and Secretary since November 2000. He was previously Senior Vice President, General Counsel and Secretary of Premier Cruise Lines. Prior to his experience at Premier, he was in private practice and served as General Counsel and Secretary for Carnival Corporation as well as a Director and Vice President, General Counsel and Secretary of Carnival Air Lines. Mr. Twaits has also held senior counsel positions with Crowley Maritime Corporation, Trusthouse Forte, Inc., United States Lines, Inc., and a staff counsel position at Pan American World Airways. He is a member of the Florida Bar, the District of Columbia Bar, the American Bar Association and its International Law Section, the American Corporate Counsel Association, and the Association of Corporate Secretaries.

     MR. WILLRICH has been Senior Vice President since June 2000 and President of Seabulk Tankers since March 1998, when he was also elected a corporate Vice President. He was appointed Senior Vice President of Seabulk Tankers in August 1996. He joined the Company as Vice President of Chartering in January 1988. Prior to joining the Company, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 27 years of experience in the management of Jones Act product tankers.

     MR. PELLICCI has been Vice President - Finance since March 2002 and Controller since January 2001. He previously served as Director of Corporate Finance and Corporate Controller of Caraustar Industries, Inc. in Atlanta, which he joined in 1989. Prior to that, he was a Senior Auditor with Arthur Andersen & Co. He is a Certified Public Accountant.

     MR. THYSSEN has been Vice President since August 2002. He is also Senior Vice President of Marketing & Sales for Seabulk Offshore and Managing Director of Seabulk Offshore, S.A. He joined the Company in 1998 when it acquired Care Offshore, where he served as Managing Director and Director of Marketing. Prior to that, he was Manager for Saunier Maritime SARL in Marseilles, a shipbroker and agent, which he joined in 1972. He is a member of the Association Francaise du Petrole.

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

     COMMON STOCK


                                                                                      HIGH           LOW
                                                                                    --------      --------
         2003

            First Quarter (through March 26)....................................    $   8.43      $   5.61

         2002

            First Quarter.......................................................        5.50          2.70
            Second Quarter......................................................        8.10          4.50
            Third Quarter.......................................................        7.72          5.06
            Fourth Quarter......................................................        5.71          4.38

         2001

            First Quarter ......................................................        9.06          7.75
            Second Quarter......................................................        7.80          5.00
            Third Quarter.......................................................        5.95          3.75
            Fourth Quarter......................................................        4.35          2.95


     CLASS A WARRANTS


                                                                                      HIGH           LOW
                                                                                    --------      --------
         2003

            First Quarter (through March 26)....................................    $   0.12      $  0.02

         2002

            First Quarter.......................................................        0.38          0.38
            Second Quarter......................................................        0.38          0.38
            Third Quarter.......................................................        0.38          0.25
            Fourth Quarter......................................................        0.28          0.02

         2001

            First Quarter ......................................................        3.00          0.38
            Second Quarter......................................................        0.91          0.38
            Third Quarter.......................................................        2.00          0.38
            Fourth Quarter......................................................        2.00          0.38


As of March 26, 2003 there were 265 holders of record of the Company's Common Stock and 50 holders of record of the Company's Class A Warrants.

The Company declared no dividends in 2002 or in 2001.

The Company's ability to pay dividends in the future is subject to certain limitations, contained in the Company's New Credit Facility. Information concerning the Company's plans which may involve the issuance of equity required by Item 5 will be incorporated by reference to Item 12 of this Form 10-K which will be included in the Proxy Statement for the 2003 Annual Stockholders Meeting.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.


                                                                   SUCCESSOR COMPANY                 PREDECESSOR COMPANY (1)
                                                 ------------------------------------------------  ----------------------------
                                                                                     PERIOD FROM    PERIOD FROM
                                                                                     DECEMBER 16     JANUARY 1
                                                                                          TO            TO         YEAR ENDED
                                                       YEAR ENDED  DECEMBER 31,      DECEMBER 31,   DECEMBER 15,   DECEMBER 31,
                                                 ----------------------------------- ------------   ------------   ------------
                                                   2002         2001         2000          1999       1999(3)         1998(3)
                                                 ---------    ---------   ----------    ---------    ---------       --------
                                                                                  (in thousands)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue .....................................  $ 323,997    $ 346,730    $ 320,483    $  13,479    $ 328,751     $ 404,793
  Operating expenses ..........................    182,558      199,327      205,226        8,047      212,753       213,601
  Overhead expenses ...........................     38,657       37,002       39,630        1,643       47,814        43,179
  Depreciation, amortization, drydocking
   and other ..................................     66,376       61,313       50,271        2,069       79,410        64,244
                                                 ---------    ---------    ---------    ---------    ---------     ---------
  Income (loss) from operations ...............     36,406       49,088       25,356        1,720      (11,226)       83,769
  Interest expense, net(2) ....................     44,240       55,667       62,010        2,688       70,374        41,238
  Other income (expense), net .................      1,429         (172)      12,574         (597)     (32,129)       (5,692)
  Reorganization items(3) .....................         --           --           --           --     (433,273)           --
                                                 ---------    ---------    ---------    ---------    ---------     ---------
  Income (loss) before income taxes and
   extraordinary item .........................     (6,405)      (6,751)     (24,080)      (1,565)    (547,002)       36,839
  Provision for (benefit from) income taxes ...      4,642        5,210        4,872           --      (32,004)       13,489
                                                 ---------    ---------    ---------    ---------    ---------     ---------
  Income (loss) before extraordinary item .....    (11,047)     (11,961)     (28,952)      (1,565)    (514,998)       23,350
  Gain (loss) on extinguishment of debt .......    (27,823)          --           --           --      266,643        (1,602)
                                                 ---------    ---------    ---------    ---------    ---------     ---------
  Net income (loss) ...........................  $ (38,870)   $ (11,961)   $ (28,952)   $  (1,565)   $(248,355)    $  21,748
                                                 =========    =========    =========    =========    =========     =========
  Diluted earnings (loss) per common share:

     Income (loss) before extraordinary item ..  $   (0.77)   $   (1.16)   $   (2.89)   $   (0.16)   $  (33.22)    $    1.43
                                                 =========    =========    =========    =========    =========     =========
     Net income (loss) ........................  $   (2.72)   $   (1.16)   $   (2.89)   $   (0.16)   $  (16.02)    $    1.35
                                                 =========    =========    =========    =========    =========     =========
     Weighted average number of shares and
      common equivalent shares outstanding ....     14,277       10,277       10,034       10,000       15,503        19,451
                                                 =========    =========    =========    =========    =========     =========

CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in):
     Operating activities .....................  $  61,053    $  66,840    $  26,276    $   2,561    $  14,927     $  90,853
     Investing activities .....................    (14,519)     (31,815)       2,228       (3,021)     (14,862)     (525,652)
     Financing activities .....................    (20,977)     (37,627)     (33,317)      (1,491)      10,826       429,550


                                                                                                                       PREDECESSOR
                                                                              SUCCESSOR COMPANY                          COMPANY
                                                       ------------------------------------------------------------   -------------
                                                                              AS OF DECEMBER 31,
                                                       ------------------------------------------------------------   -------------
                                                           2002           2001              2000           1999            1998
                                                       ------------   ------------      ------------   ------------   -------------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit) ......................     $    26,261     $    (7,313)     $     7,026     $    33,498     $  (216,802)
  Total assets ...................................         703,095         744,765          775,476         830,740       1,355,267
  Total long-term liabilities ....................         443,095         519,552          544,870         582,364         631,416
  Convertible preferred securities of a
     subsidiary trust ............................              --              --               --              --         115,000
  Stockholders' equity ...........................         176,800         124,687          136,514         165,326         248,035
-------------------------------------

(1) The Company was reorganized under section 382 of the U.S. Bankruptcy Code (Chapter 11) on December 15, 1999.


(2) Interest expense for the period from January 1, 1999 through December 15, 1999 excludes $8.8 million of contractual interest that was not accrued during the Company's Chapter 11 proceeding.

(3) Reorganization items are comprised of items directly related to the Predecessor Company's Chapter 11 proceeding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this Report.

     In August 2002, the Company restated its consolidated financial statements as of and for the year ended December 31, 2001. The restatement was made in order to accrue an additional $4.1 million operating expense in the fourth quarter of 2001 related to supplemental marine insurance calls.

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

Revenue Recognition.

     Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy and towing segments, revenues are recorded on a daily basis as services are rendered. For the marine transportation segment, revenues are earned under time charters or affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

Allowance for Doubtful Accounts.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimate of uncollectible amounts is based on the results of ongoing credit evaluations and the Company's historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Asset Impairment.

     The Company records impairment losses on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets carrying amounts. If the carrying value is not recoverable, the carrying value of the assets is reduced to estimated fair value. Undiscounted cash flows are estimated using expected average long-term day rates and utilization based largely on historical industry and Company experiences. If future market conditions do not meet expectations, the Company may be required to record impairment charges which could be material.

Useful Life Determination.

     Management determines the useful lives of the vessels and equipment based upon regulatory requirements such as OPA 90, market conditions and operational considerations. The Company continues to evaluate the reasonableness of the useful lives of the vessels and equipment.

Drydocking Costs.

     Substantially all of the Company's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized on a straight line basis over the period to the next drydocking, generally 30 to 36 months. The alternative accounting policy for drydocking costs is to expense the expenditures as incurred. The Financial Accounting Standards Board and the American Institute of Certified Public Accountants have proposed that the deferral method of accounting for planned major maintenance activities such as drydocking expenditures should be eliminated. Under the proposal, the Company would expense drydocking expenditures as incurred. The unamortized drydocking costs were approximately $27.2 million at December 31, 2002.

Valuation of Deferred Tax Assets.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2002 and 2001.

Stock-Based Compensation

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period. The Company had no stock-based compensation during 2002, 2001 and 2000.

REVENUE OVERVIEW

     The Company derives its revenue from three main lines of business - Seabulk Offshore, Seabulk Tankers, and Seabulk Towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 52.9% and 55.1% of Company revenue in 2002 and 2001, respectively. Marine transportation under the new name, Seabulk Tankers, consists of (1) the Company's Jones Act tanker business, in which it operates ten petroleum product and chemical carriers in the U.S. coastwise trade, and (2) its inland tug and barge operation and shipyard, Sun State Marine Services. Sun State's tug and barge assets were sold in March 2002, and the shipyard assets were sold in July 2002. Together, they accounted for approximately 37.5% and 35.2% of Company revenue in 2002 and 2001, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 9.6% and 9.7% of the Company's 2002 and 2001 revenue, respectively.

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

     As the Company's offshore energy support fleet gets older, the Company's strategy is to look for opportunities to upgrade its offshore fleet to higher value, newer vessels and to reduce the number of older and smaller crewboats in its fleet. The Company sold 17 offshore energy support vessels during 2002 for an aggregate total of $6.8 million and a gain of approximately $55,000.

     Periods for collection of receivables in certain foreign areas of operation in the offshore business tend to be longer than is usual for the United States. The Company regularly monitors all such receivables accounts and believes that it has accrued adequate reserves where necessary.

     The following table represents revenue for Seabulk Offshore by major operating area as of December 31 (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                        2002             2001             2000
                                      --------         --------         --------
Domestic(1) .................         $ 47,490         $ 83,686         $ 54,491
West Africa .................           84,576           69,305           48,268
Middle East .................           23,683           22,450           34,242
Southeast Asia ..............           15,730           15,737           14,394
                                      --------         --------         --------
Total .......................         $171,479         $191,178         $151,395
                                      ========         ========         ========

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

                                         -----------------------------------     ---------------------------------
                                                      Q1 2002                                  Q2 2002
                                          AHTS/     AHT/    Crew/      Other      AHTS/     AHT/    Crew/    Other
                                         Supply     Tugs   Utility               Supply     Tugs   Utility
                                         -----------------------------------     ---------------------------------
DOMESTIC(1)

Vessels(2)(3)(4)(8)(9)...............       24       --       30         2          21        --        31      2
Bareboat-out(4) .....................       --       --       --        --          --        --        --     --
Laid-Up .............................       --       --       --         1          --        --        --      1
Effective Utilization(5).............       59%      --       65%       --          63%       --        58%    --
Day Rate ............................   $6,687       --   $2,666        --      $6,005        --    $2,469     --


WEST AFRICA

Vessels(2)(3)(6)(7)(8)...............       29        5        7         1          30         5         6       1
Laid-Up .............................       --        1       --        --          --         1        --      --
Effective Utilization(5).............       84%      86%      89%       97%         85%       97%       84%     --
Day Rate.............................   $7,368   $6,613   $3,124        --      $8,042    $6,522    $2,722      --


MIDDLE EAST

Vessels(2) ..........................        6        8        8         5           6         8         8       5
Laid-Up .............................       --        1        1         1          --         1         1       1
Effective Utilization(5).............       83%      75%      81%       77%         79%       62%       85%     66%
Day Rate.............................   $3,265   $4,571   $1,649    $4,502      $3,250    $5,048    $1,668  $4,475


SOUTHEAST ASIA

Vessels(2)(7)(10)....................        8       --        5         2           8        --        --        2
Laid-Up .............................       --       --       --        --          --        --        --       --
Effective Utilization(5).............       59%      --       53%       44%         68%       --        --       --
Day Rate.............................   $5,510       --   $1,472        --      $6,320        --        --       --

                                         -----------------------------------     ---------------------------------
                                                      Q3 2002                                  Q4 2002
                                          AHTS/     AHT/    Crew/      Other      AHTS/     AHT/    Crew/    Other
                                         Supply     Tugs   Utility               Supply     Tugs   Utility
                                         -----------------------------------     ---------------------------------
DOMESTIC(1)(13)

Vessels(2)(3)(4)(8)(9)...............       21       --       31         2          21        --        28      2
Bareboat-out(4) .....................       --       --       --        --          --        --        --     --
Laid-Up .............................       --       --       --         1          --        --        --      1
Effective Utilization(5).............       63%      --       62%       --          65%       --        65%    --
Day Rate ............................   $5,581       --   $2,530        --      $5,252        --    $2,315     --


WEST AFRICA

Vessels(2)(3)(6)(7)(8)(12)...........       30        5        6         1          30         4         6       1
Laid-Up .............................       --        1       --        --          --        --        --      --
Effective Utilization(5).............       80%      87%      76%       --          79%       71%       68%     --
Day Rate.............................   $7,787   $6,234   $2,976        --      $7,316    $5,891    $2,878      --


MIDDLE EAST

Vessels(2)(11) ......................        6        8        8         5           6         7         7       5
Laid-Up(11)..........................       --        1        1         1          --        --        --       1
Effective Utilization(5).............       92%      49%      88%       65%         86%       71%       95%     57%
Day Rate.............................   $3,496   $4,556   $1,646    $4,181      $3,684    $3,991    $1,666  $4,197


SOUTHEAST ASIA

Vessels(2)(7)(10)....................        8       --       --         2           8        --        --        2
Laid-Up .............................       --       --       --        --          --        --        --       --
Effective Utilization(5).............       66%      --       --        --          61%       --        --       --
Day Rate.............................   $5,584       --       --        --      $6,484        --        --       --

-------------------------------------

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

(9)  During Q2 2002, one Crewboat was returned to Domestic from Trinidad.

(10) During Q2 2002, five Crewboats in Southeast Asia were sold.

(11) During Q4 2002, two Anchor Handling Tugs and one Crewboat in the Middle East were sold.

(12) During Q4 2002, one Anchor Handling Tug in West Africa was sold.

(13) During Q4 2002, three Crewboats were moved to held-for-sale. They were subsequently sold in January 2003.

                                         -----------------------------------     ---------------------------------
                                                      Q1 2001                                  Q2 2001
                                          AHTS/     AHT/    Crew/      Other      AHTS/     AHT/    Crew/    Other
                                         Supply     Tugs   Utility               Supply     Tugs   Utility
                                         -----------------------------------     ---------------------------------
DOMESTIC(1)

Vessels(2)(3)(4).....................       26       --       31         1          26        --        33      1
Bareboat-out(4) .....................       --       --        2         1          --        --         2      1
Laid-Up .............................        1       --       --         1           1        --        --      1
Effective Utilization(5).............       75%      --       87%       --          90%       --        87%    --
Day Rate ............................   $6,946       --   $2,709        --      $7,397        --    $2,929     --


WEST AFRICA

Vessels(2)(3)(6).....................       27        3        6         1          27         4         5       1
Laid-Up .............................       --       --       --        --          --        --        --      --
Effective Utilization(5).............       83%      46%      85%       --          86%       41%       77%     84%
Day Rate.............................   $6,325   $4,491   $2,754        --      $6,988    $5,528    $2,774  $6,160


MIDDLE EAST

Vessels(2)(3)(7).....................        5        8       11         7           5         8        11       7
Laid-Up..............................       --       --       --        --          --        --        --      --
Effective Utilization(5).............       77%      24%      66%       56%         92%       50%       59%     69%
Day Rate.............................   $3,003   $4,129   $1,421    $5,197      $2,855    $3,889    $1,434  $5,393


SOUTHEAST ASIA

Vessels(2)(6)(10)....................        8        1        5         1           8         1         5        1
Laid-Up .............................       --       --        1        --          --        --         1       --
Effective Utilization(5).............       87%      37%      89%       33%         83%       46%       73%      71%
Day Rate.............................   $5,347   $3,929   $1,429    $6,614      $4,277    $4,255    $1,443   $6,630

                                         -----------------------------------     ---------------------------------
                                                      Q3 2001                                  Q4 2001
                                          AHTS/     AHT/    Crew/      Other      AHTS/     AHT/    Crew/    Other
                                         Supply     Tugs   Utility               Supply     Tugs   Utility
                                         -----------------------------------     ---------------------------------
DOMESTIC(1)

Vessels(2)(3)(4).....................       26       --       32         1          26        --        32      1
Bareboat-out(4) .....................       --       --       --         1          --        --        --      1
Laid-Up .............................       --       --       --         1          --        --        --      1
Effective Utilization(5).............       83%      --       83%       --          63%       --        72%    --
Day Rate ............................   $7,486       --   $3,061        --      $7,141        --    $2,928     --


WEST AFRICA

Vessels(2)(3)(6)(8)..................       27        4        6         1          27         4         6       1
Laid-Up..............................       --       --       --        --          --        --        --      --
Effective Utilization(5).............       82%      63%      64%       84%         76%       86%       80%     96%
Day Rate.............................   $7,644   $6,097   $2,715    $7,363      $7,829    $8,041    $3,358  $9,246


MIDDLE EAST

Vessels(2)(3)(7)(9)(11)(12)..........        5        8        9         6           6         8         8       5
Laid-Up(12)..........................       --       --       --        --          --         1         1       1
Effective Utilization(5).............       86%      48%      65%       43%         81%       60%       86%     64%
Day Rate.............................   $2,954   $4,443   $1,611    $5,399      $3,121    $4,937    $1,671  $3,986


SOUTHEAST ASIA

Vessels(2)(6)(10)(11)................        8       --        6         2           7        --         6        2
Laid-Up .............................       --       --       --        --          --        --        --       --
Effective Utilization(5).............       79%      --       69%      100%         69%       --        51%      52%
Day Rate.............................   $4,762       --   $1,708    $8,298      $5,285        --    $1,674   $7,302

-------------------------------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico, Mexico, the Caribbean and South America.


(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.

(3) During Q1 2001, one AHTS, one supply boat, and one specialty vessel (Other) transferred from the Middle East to West Africa. During Q2 2001, the Company purchased a crewboat and transferred one vessel in the Crew/Utility category from Trinidad to Domestic.

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

(12) During Q4 2001, the Company transferred one crewboat to "held-for-sale" status. Additionally, three vessels were laid-up during Q4 2001.

                                         -----------------------------------     ---------------------------------
                                                      Q1 2000                                  Q2 2000
                                          AHTS/     AHT/    Crew/      Other      AHTS/     AHT/    Crew/    Other
                                         Supply     Tugs   Utility               Supply     Tugs   Utility
                                         -----------------------------------     ---------------------------------
DOMESTIC(1)

Vessels(3)...........................       25       --       33         2          26        --        33      2
Bareboat-out(4) .....................       --       --        6         1          --        --         2      1
Laid-Up .............................        3       --        1         2           5        --         2      2
Effective Utilization(5).............       80%      --       79%       --          79%       --        81%    --
Day Rate ............................   $3,663       --   $1,894        --      $4,024        --    $1,921     --


WEST AFRICA

Vessels(3)...........................       24        4        5         1          25         4         5       1
Laid-Up .............................        2        1        1         1           2         1         1       1
Effective Utilization(5).............       85%      57%      53%       --          83%       60%       59%     --
Day Rate.............................   $5,304   $4,289   $2,450        --      $5,618    $5,200    $2,460      --


MIDDLE EAST

Vessels(6)...........................       24       21       29         8          21        21        29       8
Laid-Up..............................       10        5       15        --          10         5        12      --
Effective Utilization(5).............       62%      72%      69%       69%         83%       74%       61%     70%
Day Rate.............................   $2,899   $2,809   $1,373    $6,988      $2,995    $2,960    $1,446  $6,302


SOUTHEAST ASIA

Vessels..............................        9        2        5         2           9         2         5        2
Laid-Up .............................        3       --       --         1           2         1        --       --
Effective Utilization(4).............       49%       7%      46%       33%         90%       96%       66%      85%
Day Rate.............................   $4,031   $8,516   $1,540    $8,086      $4,358    $4,569    $1,549   $5,268

                                         -----------------------------------     ---------------------------------
                                                      Q3 2000                                  Q4 2000
                                          AHTS/     AHT/    Crew/      Other      AHTS/     AHT/    Crew/    Other
                                         Supply     Tugs   Utility               Supply     Tugs   Utility
                                         -----------------------------------     ---------------------------------
DOMESTIC(1)

Vessels(2)(3)........................       26       --       31         2          26        --        32      2
Bareboat-out(4) .....................       --       --        2         1          --        --         2      1
Laid-Up .............................        3       --       --         2           2        --        --      2
Effective Utilization(5).............       76%      --       86%       --          68%       --        86%    --
Day Rate ............................   $4,821       --   $2,117        --      $6,174        --    $2,403     --


WEST AFRICA

Vessels(3)...........................       26        4        6         1          26         4         6       1
Laid-Up .............................        1        2        1         1           1         2         1       1
Effective Utilization(5).............       85%      81%      62%       --          87%       95%       84%     --
Day Rate.............................   $5,887   $5,122   $2,809        --      $5,820    $5,103    $2,978      --


MIDDLE EAST

Vessels(6)...........................       18       21       24         8          12        16        19       8
Laid-Up..............................       10        6       12        --           6         5         8      --
Effective Utilization(5).............       83%      50%      61%       55%         69%       45%       63%     55%
Day Rate.............................   $2,634   $3,345   $1,483    $5,510      $3,544    $3,841    $1,543  $5,669


SOUTHEAST ASIA

Vessels..............................       10        2        5         2          10         2         5        2
Laid-Up .............................        2        1       --        --           2         1        --       --
Effective Utilization(4).............       85%      60%      69%       83%         68%       41%       83%      61%
Day Rate.............................   $3,765   $7,364   $1,330    $5,474      $5,380    $4,775    $1,655   $5,085

-------------------------------------

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

     Domestic revenue for 2002 was adversely affected by the slowdown in natural gas drilling activity in the U.S. Gulf of Mexico as a result of somewhat lower natural gas prices and high inventories. The lower level of natural gas prices resulted from above-average inventory buildups and reduced demand due to one of the mildest winters on record in 2001/2002 and a general slowdown in economic activity. Exploration and production companies in the U.S. Gulf of Mexico responded by cutting back their level of spending as evidenced by the significant drop in offshore rig fleet utilization rates during the last half of calendar year 2001 and in 2002. Although there is still uncertainty in the market, the rise in both crude oil and natural gas prices that began in the fourth quarter of 2002, driven by concern over a potential Middle East conflict, the temporary shutoff of Iraqi and Venezuelan imports, dwindling inventories of both crude oil and natural gas as the winter of 2002/2003 turned out to be much colder than expected, and other factors, should eventually aid a recovery in the Gulf of Mexico offshore vessel market.

     As the demand for vessels in the domestic market is primarily driven by natural gas exploration and production, it is difficult to predict what effect the current high level of natural gas prices and the uncertainty in the economic environment will have on demand for the Company's vessels in the domestic market. In the meantime, the Company is exploring charter opportunities in Mexico which remains a healthy market. As noted earlier, however, we anticipate an eventual upturn in offshore drilling activity and hence in the demand for our vessels.

     The outbreak of war in Iraq in March 2003 is a further complicating factor, although it is not expected to have a material impact on the Company's operations. Depending on the length of the conflict, the cessation of hostilities is expected to produce a measure of moderation and stability in commodity prices and may eventually lead to the opening of the Iraqi market to U.S. companies.

     International offshore revenues for 2002 benefited from increases in vessel count and utilization. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. The Company redeployed five vessels to its West African operations during 2002.

     International vessel demand is primarily driven by crude oil production. During the fourth quarter crude oil prices and demand remained firm. The Company expects international exploration and production spending to continue to increase in West Africa, which should strengthen vessel demand in that area. Revenue and utilization were also up for the Company's Middle East operations. In Southeast Asia, revenue remained substantially the same as the year-earlier period.

     Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats at March 1, 2003 for Domestic, West Africa, the Middle East and Southeast Asia were approximately $5,500/33%, $6,800/81%, $3,200/100% and $5,800/63%, respectively.

     The Company had five offshore vessels in "held-for-sale" status as of December 31, 2002. The majority of these vessels were previously laid up. Subsequent to December 31, 2002, the Company sold three crewboats in the held-for-sale category.

SEABULK TANKERS

     Revenue from the Company's marine transportation services is derived principally from the operations of 10 tankers carrying crude oil, petroleum products and chemical products in the Jones Act trade and, to a lesser extent, from the Sun State towboat and fuel barge operations in Green Cove Springs, Florida, which were sold in March 2002.

     The Company's tanker fleet operates on either long-term time charters, bareboat charters, or pursuant to contracts of affreightment. The Company currently has six tankers operating under long-term charters, three on contracts of affreightment and one under a bareboat charter.

     The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  2002        2001      2000(1)
                                               ---------    --------   ---------
Number of vessels owned at end of period ...          10          10          10
Revenue (in thousands) .....................    $117,486    $112,694    $126,670

(1) During 2000, the Company scrapped one tanker that was at the end of its OPA 90-mandated useful life and terminated a charter-in contract for another tanker.

     Tanker revenue increased by 4.3% in 2002 as a result of improved rates for the Company's three chemical carriers operating under contracts of affreightment, as well as higher rates on the long-term time charters.

     Petroleum Tankers. Demand for crude oil and petroleum product transportation services is dependent both on production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company owned eight petroleum product tankers at December 31, 2002. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. At the end of December 2001, voyage charters for three vessels expired and were replaced by two multi-year time charters at time charter-equivalent rates 55% above the returns achieved for these vessels in 2001. For the third vessel, the Company entered into a ten-year bareboat charter agreement with a major oil company. Beginning in January 2002, the oil company charterer has exclusive possession and control of the vessel and is responsible for all operating and drydocking expenses of the vessel. The Company also entered into a time charter securing a fourth vessel, in the fourth quarter of 2001 at a 25% increase over the expiring rate. In the third quarter of 2002, a vessel previously trading under a voyage charter entered into a three-year time charter with a major oil company, and two of our existing time charters were extended through July 10, 2010. Under a time charter, fuel and port charges are borne by the charterer customer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of our single-hull vessels is scheduled for retirement under OPA 90 before 2007.

     Chemical Tankers. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of December 31, 2002. The chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels.

     Inland Tugs and Barges. Revenue from the Company's Sun State Marine Services subsidiary was derived primarily from contracts of affreightment with Colonial Oil Industries (formerly known as Steuart Petroleum Co.) and Florida Power & Light (FPL) and from ship maintenance, repair, drydocking and construction activities. Revenue from all of Sun State's operations totaled $3.9 and $9.4 million, respectively, for the year ended December 31, 2002 and 2001. The decrease in Sun State revenue is due to the sale of its marine transportation tug and barge assets in March 2002. In July 2002, the Company also closed on the sale of drydock and related shipyard equipment of Sun State for $450,000, resulting in a gain of approximately $88,000.

SEABULK TOWING

     Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services and competition. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

     The following table summarizes certain operating information for the Company's tugs.

                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2002          2001          2000
                                           ----------     --------       -------
Number of tugs at end of period ......            31            31            33
Towing revenue (in thousands) ........       $31,147       $33,493       $33,106

     Towing revenue decreased 7% to $31.1 million in 2002 from $33.5 million in 2001 primarily due to reduced vessel traffic in certain of the Company's ports reflecting the slowdown in international trade, increased competition, and reduced demand for towing services in the offshore market.

     The Company has been the sole provider of docking services in Port Canaveral, the smallest of its harbor towing markets. As a result of the recent proceeding before the Federal Maritime Commission, the Company may soon have a competitor in Port Canaveral.

OVERVIEW OF OPERATING EXPENSES AND CAPITAL EXPENDITURES

     The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, depreciation and amortization, fuel, maintenance and repairs, and insurance. During periods of decreased demand for vessels, the Company temporarily ceases using certain vessels, i.e., lays up vessels, to reduce expenses for marine operating supplies, crew payroll and maintenance. At December 31, 2002, seven of the Company's offshore energy support vessels were laid up or held for sale.

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

     The Company overhauls main engines and key auxiliary equipment in accordance with a continuous planned maintenance program. Under applicable regulations, the Company's chemical and product carriers and offshore service vessels and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures to insure their structural integrity and the proper functioning of their cargo and ballast tanks and piping systems, critical machinery and equipment, and coatings. The Company's harbor tugs generally are not required to be drydocked on a specific schedule. During the years ended December 31, 2002, 2001 and 2000, the Company drydocked 54, 66 and 62 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $23.4 million, $29.4 million and $14.4 million, respectively. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See Note 2 to the Company's consolidated financial statements.

     The Company had capital expenditures, including drydocking costs, in the years ended December 31, 2002, 2001 and 2000 of $27.2 million, $38.7 million and $26.4 million, respectively.

     The cost of fuel is an item which has significant impact on the Company's operating results. Its cost was relatively stable in 2002, but has risen considerably during the first quarter of 2003. During 2002 fuel and consumables costs represented approximately 15.5% of operating costs.

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

     The increase in P&I costs due to higher deductibles and higher self insured retention levels will likely cause an increase in P&I insurance expense in 2003 of between $1.5 million and $2.5 million. Premiums by both marine and non-marine insurers have been adversely impacted by the erosion of claims reserves (including our underwriters), claims underwriting losses and increased reinsurance costs, as well as our own loss experience. No assurance can be given that affordable and viable direct and reinsurance markets will be available to us in the future. We maintain high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self insured retentions which may increase in the future. We carry coverage related to loss of earnings on revenues subject to fourteen day deductibles, for our tanker operations, but not for our offshore and tug operations. Insurance costs represented approximately 6.2% of operating costs in 2002.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                   2002                   2001                  2000
                                                            -------------------    ------------------    ------------------
                                                                               (DOLLARS IN MILLIONS)
Revenue ................................................    $ 324.0      100.0%    $ 346.7     100.0%     $ 320.5     100.0%
Operating expenses .....................................      182.6       56.0%      199.3      57.0%       205.2      64.0%
Overhead expenses ......................................       38.6       12.0%       37.0      11.0%        39.6      12.0%
Depreciation, amortization, drydocking and other .......       66.4       21.0%       61.3      18.0%        50.3      16.0%
                                                            -------    --------    -------     ------     -------      -----
Income from operations .................................    $  36.4       11.0%    $  49.1      14.0%     $  25.4       8.0%
                                                            =======    ========    =======     ======     =======      =====

Interest expense, net ..................................    $  44.2       14.0%    $  55.7      16.0%     $  62.0      19.0%
                                                            =======    ========    =======     ======     =======      =====

Other income (expense), net ............................    $   1.4        0.0%    $  (0.2)      0.0%     $  12.6       4.0%
                                                            =======    ========    =======     ======     =======      =====

Net loss before income taxes and extraordinary item.....    $  (6.4)     (2.0)%    $  (6.8)    (2.0)%     $ (24.0)     (8.0)%
                                                            =======    ========    =======     ======     =======      =====
Net loss ...............................................    $ (38.9)   $(12.0)%    $ (12.0)    (3.0)%     $ (29.0)     (9.0)%
                                                            =======    ========    =======     ======     =======      =====

2002 COMPARED WITH 2001

     Revenue. Revenue decreased 6.6% to $324.0 million for 2002 from $346.7 million for 2001 due to decreased revenue from the Company's offshore energy support segment.

     Offshore energy support revenue decreased 10.3% to $171.5 million for 2002 from $191.2 million for the same period in 2001, primarily due to reduced revenue from the U.S. Gulf of Mexico. This was offset in part by higher revenue from the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during 2002 compared to the same period in 2001 primarily due to reduced exploration and production activity in response to average natural gas prices, high inventories and reduced demand for energy. The increase in West Africa revenue was driven by higher day rates and an expanded vessel count as offshore exploration and production activity remained strong. The Company took advantage of the expanding West Africa market by (1) mobilizing three of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa and (2) reactivating one anchor-handling tug from "held-for-sale" status to active status in West Africa during the first half of 2002.

     Marine transportation revenue remained substantially the same at $121.4 million for 2002 as compared to $122.1 million for 2001. Tanker revenue increased by 4.3% as a result of improved rates for the Company's three chemical carriers operating under contracts of affreightments, as well as better rates on long-term time charters. This was offset by a decrease in revenue for Sun State as a result of discontinuing operations in March 2002.

     Towing revenue decreased by 7.0% to $31.1 million for 2002 from $33.5 million for 2001. The decrease in revenue was due to reduced vessel traffic in certain of the Company's ports, reflecting the slowdown in international trade, as well as reduced demand for towing services in the offshore market.

     Operating Expenses. Operating expenses decreased 8.4% to $182.6 million from $199.3 million for 2001 primarily due to the change from voyage charters to time charters for two tankers, the bareboat charter of a third tanker, and the sale of Sun State's marine transportation assets in the first quarter. Since two tankers were changed from voyage charters to time charters in 2002, fuel and port charges significantly decreased as these expenses are the responsibility of the charterer under time charters. Under a bareboat contract, the charterer is responsible for crewing and operating the vessel. Operating expenses for 2001 were also adversely affected by a $4.1 million charge reflecting current and anticipated investment losses sustained by the Company's protection and indemnity marine insurance club.

     Overhead Expenses. Overhead expenses increased 4.5% to $38.7 million in 2002 as compared to $37.0 million for the same period in 2001. The increase was primarily due to an increase in insurance expenses as a result of purchasing a $1.2 million D&O policy for the departing Board members due to the recapitalization in September 2002. Other overhead also increased due to higher bad debt reserve in our West African operations. As a percentage of revenue, overhead expenses increased to 11.9% for 2002 compared to 10.8% for the same period in 2001.

     Depreciation, Amortization, Drydocking and Other Expenses. Depreciation, amortization, drydocking and other expenses increased 8.3% to $66.4 million for 2002 from $61.3 million for 2001, primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 and in 2002. As a result, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30 months).

     Net Interest Expense. Net interest expense decreased 20.5% to $44.2 million for 2002 from $55.7 million for the same period in 2001. The decrease was primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility. Interest expense also decreased as a result of the recapitalization in September 2002 (see Note 3 to the Company's consolidated financial statements). The interest rate on the New Credit Facility is substantially less than the rate on the Company's Senior Notes, which were redeemed on October 15, 2002. In November 2002, the interest rate under the New Credit Facility was increased by 100 basis points (1%) in accordance with the terms of the commitment letter with the lending banks to syndicate the New Credit Facility by November 13, 2002.

     Other Income, Net. Other income, net increased to $1.4 million in 2002 compared to other expense of ($0.2) million in 2001. This increase in other income is primarily due to a gain on asset sales in 2002 of $1.4 million.

2001 COMPARED WITH 2000

     Revenue. Revenue increased 8.2% to $346.7 million for 2001 from $320.5 million for 2000 primarily due to increased revenue from the Company's offshore energy support segment offset in part by decreased revenue from the Company's marine transportation segment.

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

     Marine transportation services revenue decreased $13.9 million, or 10.2%, to $122.1 million for 2001 from $136.0 million for 2000. This decrease was primarily due to the mandated retirement of one of the Company's Jones Act tankers in the third quarter of 2000 and the termination of the Company's chartering-in of one tanker in the first quarter of 2000 through October 2000. Total 2000 revenue relating to the two additional tankers amounted to $14.5 million. The decrease from the two tankers was offset in part by increased transportation activity with tankers working under various voyage contracts.

     Towing revenue increased 1.2% to $33.5 million in 2001 from $33.1 in 2000 primarily due to increased port activity during the fourth quarter of 2001.

     Operating Expenses. Operating expenses decreased 2.9% to $199.3 million from $205.2 million for 2000 primarily due to the lease termination and retirement of two tankers and the change of three tankers from spot trading to time charters in the Company's marine transportation services operations. This decrease was offset in part by higher crew salaries and benefits and consumables and supplies expenses in offshore energy support operations. Total 2000 operating expenses (primarily charter hire, fuel and port charges) relating to the two tankers noted above amounted to $13.6 million. Since three tankers were changed from spot trading to time charters in 2001, fuel and port charges significantly decreased as these expenses are the responsibility of the charterer under time charters. Operating expenses for 2001 were also adversely affected by a $4.1 million charge reflecting current and anticipated investment losses sustained by the Company's protection and indemnity marine insurance club. The increase in offshore crew salaries and benefits was primarily due to additional maritime staff resulting from (1) purchase of two crewboats in December 2000 and May 2001, (2) termination of a bareboat-out contract for two crewboats and (3) increased utilization of vessels in the Gulf of Mexico and West Africa. Under a bareboat contract, the charterer is responsible for crewing and operating the vessel. Additionally, expenses for consumables and supplies increased in the West Africa operating region due to increased operating activity.

     In November 2001, the Company entered into a three-year e-procurement contract with an outside vendor. The contract consolidated the purchasing activity of the Company's three segments into one common platform and standard. Additionally, the contract included spare parts and consumable data base rationalization to reduce on-board and warehouse inventory and procurement costs, automated tendering to increase competitive quoting, sourcing enhancements to increase the number of qualified suppliers quoting, automated contract management to increase utilization of pre-negotiated contracts, and automated supplier connectivity via the Internet to reduce transaction cost and time. Management expects that the contract will be a significant step toward our ongoing efforts to further reduce various operating costs such as supplies and consumables, and maintenance and repair. However, management cannot estimate the amount of the savings at this time.

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

     During the fourth quarter of fiscal 2001, management decided to sell the fixed assets (mostly tug barges) of Sun State Marine Services, Inc. The sale of the tug and barge assets was consummated in March 2002. The shipyard assets were sold in July 2002. Upon reclassifying Sun State's assets to assets held for sale, management considered recent appraisals, offers and bids and its estimate of future cash flows related to the fixed assets. As a result, the Company recorded a write-down of $1.4 million.

     Income from Operations. Income from operations increased 93.6% to $49.1 million in 2001 compared to $25.4 million in 2000 as a result of higher day rates in the Company's offshore energy support business and lower operating and overhead expenses.

     Net Interest Expense. Net interest expense decreased 10.2% to $55.7 million in 2001 from $62.0 million in 2000 primarily due to lower interest rates on variable rate debt and lower outstanding balances under our term loans and revolving credit facility. The Eurodollar Rate for the term loans and revolving line of credit decreased from 6.7% at December 31, 2000 to 1.9% at December 31, 2001. The decline in the Eurodollar Rate resulted from the series of interest rate cuts by the Federal Reserve and the general slowdown of the global economy during 2001. This decrease was offset in part by interest expense on additional borrowings in 2001 for the remaining 24.25% interest in the five double-hull tankers and the purchase of two crewboats (financed through borrowings under the Company's revolving line of credit).

     Other Income (expense). Other expense totaled $(0.2) million in 2001 compared to other income of $12.6 million in 2000. The decrease in other income was primarily due to a net loss of $(0.1) million on vessel sales in 2001 compared to a net gain of $3.9 million on vessel sales and a $7.0 million favorable settlement of a disputed liability in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had working capital of approximately $26.3 million. Day rates and utilization for offshore vessels working in the Gulf of Mexico continued to be weak, a trend that began in September 2001. The slowdown in the domestic offshore market was offset in part by continued strength in the Company's international offshore operations, where day rates remained strong during the year and contributed to increased revenue in West Africa and the Middle East, and in part by the improved performance of the marine transportation segment. The increased revenue in the offshore business in West Africa and the Middle East was driven by exploration and production spending as major oil companies continued to proceed with oil exploration and development programs outside the U.S. Since the September 11, 2001 attacks, the subsequent war on terrorism and then commencement of the war in Iraq, the U.S. economy continues to be subject to pressure. As we enter 2003, the timing of a recovery in the domestic offshore segment is still not certain. However, the increases in oil and natural gas prices during the fourth quarter of 2002 and the early part of 2003 reinforce the potential for an upturn in domestic exploration and development activity in the latter half of 2003. We do expect earnings in 2003 from the offshore segment to improve compared to 2002. The Company also expects to benefit in 2003 from higher earnings in its marine transportation business as a result of a full year of higher time charter rates for certain tankers.

     The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company anticipates capital requirements for debt service, vessel maintenance and fleet improvements in 2003 to total approximately $98 million and expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

    The Company's credit agreement contains certain restrictive financial covenants that among other things requires minimum levels of EBITDA and tangible net worth. The Company is in compliance with such covenants at December 31, 2002 and expects to be in compliance through the balance of 2003 based on current financial projections. However, the Company's financial projections contain assumptions with respect to economic recovery beginning in the second quarter of 2003 in the underperforming U.S. Gulf offshore market. If the economic recovery does not occur or occurs later or to a lesser extent than the current forecast, the Company will need to reduce operating expenses to maintain compliance.

    Management continues implementation of certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) selective acquisitions and charters of additional vessels, (2) repositioning certain vessels to take advantage of higher day rates, (3) selling unprofitable vessels, and (4) eliminating non-essential operating and overhead expenses. Management believes that its expense reduction initiatives will be sufficient to meet its financial covenants if the forecasted U.S. Gulf is other than expected.

     Management recognizes that unforeseen events or business conditions, including unexpected deterioration in its markets, could prevent the Company from having sufficient liquidity to fund its operation or meeting targeted financial covenants.

        If unforeseen events or business conditions prevent the Company from having sufficient liquidity to fund its operations, the Company has alternative sources including additional asset sales, and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. If the Company does not meet its financial covenants, the Company would be required to seek an amendment or waiver to avoid default. While the Company believes it could successfully implement alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

     Recapitalization. On September 13, 2002, the Company completed the private placement of 12.5 million shares of newly issued Seabulk common stock at a cash price of $8.00 per share (the "Private Placement") to a group of investors including an entity associated with DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, and entities associated with Carlyle/Riverstone Global Energy and Power Fund I, L.P., an affiliate of The Carlyle Group of Washington, D.C. The stock issuance was previously approved by the Company's shareholders at a Special Meeting held on September 5, 2002.

     The new investors also purchased, for $8.00 per share, 5.1 million of the Company's common stock and common stock purchase warrants previously beneficially owned by accounts managed by Loomis, Sayles & Co., L.P., an SEC-registered investment advisor. Taken together, the two transactions give the new investors approximately 76% of the Company's outstanding common stock. Pursuant to the agreement with the investors, the Company's Board of Directors has been restructured to permit the new investors to hold a majority of seats on the Board.

     On September 13, 2002, the Company completed an agreement with Fortis Capital Corp. and NIB Capital Bank N.V., as arrangers, for a $180 million senior secured credit facility (the "New Credit Facility"), which replaced the Company's existing facility. The New Credit Facility consists of an $80 million term loan and a $100 million revolving credit facility and has a five-year maturity.

        The revolving portion of the New Credit Facility is subject to semi-annual reductions commencing six months after closing. The principal reductions on the revolving loan are as follows: $10 million each in 2003 and 2004, $20 million in 2005, $25 million in 2006, and $33.7 million in 2007. The term loan portion is subject to semi-annual reductions commencing 36 months after closing. The principal reductions on the term loan are as follows: $2.5 million in 2005, $14.5 million in 2006, and $63 million in 2007. Interest on the loans is payable monthly, with a variable interest rate. The rate is either a LIBOR or base rate plus a margin based upon certain financial ratios of the Company (5.42% and 5.92% for the revolving loan and term loan, respectively, at December 31, 2002). In November 2002, the interest rate under the New Credit Facility was increased by 100 basis points (1%) in accordance with the terms of the commitment letter with the lending banks to syndicate the New Credit Facility by November 13, 2002.

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

     In November 2002, the Company and the lending banks entered into Amendment No. 1 to the Credit Agreement which permitted the Company to change the commercial and technical managers of its vessels to different Company subsidiaries and to transfer ownership of its vessels to different subsidiaries of the Company as part of the Company's reorganization into more distinctive business groups.

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

     Cash Flows. Net cash provided by operating activities totaled $61.1 million for the year ended December 31, 2002 compared to $66.8 million for the same period in 2001. The decrease in cash provided by operating activities was the result of an increase in net loss before extraordinary item of $1.4 million from 2001 to 2002, as well as a reduction in accounts payable in 2002.

     Net cash used in investing activities was $14.5 million for the year ended December 31, 2002 compared to $31.8 million for the same period in 2001. The reduction of cash used in investing activities was due primarily to a larger amount of proceeds from asset sales. In particular, in March 2002, the Company closed on the sale of the towboat/barge assets of Sun State for $3.9 million in cash. In addition, there were higher planned drydock expenditures in 2001 as compared to 2002.

     Net cash used in financing activities for the year ended December 31, 2002 was $21.0 million compared to $37.6 million for the same period in 2001. The decrease in cash used in financing activities is attributable to excess cash generated from the recapitalization and refinancing completed in September 2002.

     Recent Expenditures and Future Cash Requirements. The Company's current and future capital needs relate primarily to debt service and maintenance and improvements of its fleet. Excluding the five double-hull product and chemical tankers, the Company's principal debt obligations for 2002 were $114.9 million (including debt retired as part of recapitalization) and cash interest obligations were $25.0 million. Excluding the five double-hull product and chemical tankers, the Company's principal debt obligations for 2003 are estimated to be approximately $22.6 million and cash interest obligations will be approximately $13.9 million.

     During 2002, the Company paid $4.4 million in principal and $15.1 million in interest on the five double-hull tankers. For 2003, an estimated $4.7 million of principal and $14.8 million in interest payments are due on the Title XI ship financing bonds associated with the five double-hull product and chemical tankers.

     The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. In the second quarter of 2003, the first deposits to the reserve fund are expected to be made. Additionally, according to the Title XI Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at December 31, 2002, the Company had approximately $19.5 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements, but has approximately $4.3 million which is available for distribution and is expected to be available for general working capital purposes of the consolidating Company.

     During 2002, the Company incurred $27.2 million in capital improvements to its fleet, including drydock expenditures for 54 vessels. For 2003, these improvements are expected to aggregate $46.1 million, including approximately $16 million for the purchase of the Seabulk Africa in January 2003 (see Note
17).

     The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                                      PAYMENTS DUE BY PERIOD
                                 -------------------------------------------------------------------------------------------------
          CONTRACTUAL                                   LESS THAN 1
          OBLIGATIONS                   TOTAL               YEAR           1 - 3 YEARS          4 - 5 YEARS          OVER 5 YEARS
          -----------                   -----               ----           -----------          -----------          ------------
Long-term debt .............     $ 435.2 million      $ 24.3 million      $ 55.4 million      $ 154.9 million      $ 200.6 million
Capital lease obligations...        43.1 million         5.1 million         9.8 million          7.9 million         20.3 million
Operating leases ...........        18.6 million         3.7 million         7.0 million          4.5 million          3.4 million
                                 ---------------      --------------      --------------       ---------------      --------------
Total contractual cash
 obligations ...............     $ 496.9 million      $ 33.1 million      $ 72.2 million       $ 167.3 million      $ 224.3 million
                                 ===============      ==============      ==============       ===============      ===============

     Long-term debt consisted of the following at December 31, 2002:

                                                                    OUTSTANDING BALANCE
                                                      2002                  AS OF                              INTEREST RATE AS OF
            FACILITY                                PAYMENTS          DECEMBER 31, 2002        MATURITY           MARCH 1, 2003
            --------                                --------          -----------------        --------           -------------
Fortis Tranche A revolver ..................      $0.1 million          $98.7 million              2007                     5.37%
Fortis Tranche B term loan .................      $0.0 million          $80.0 million              2007                     5.87%
Title XI Financing Bonds ...................      $7.2 million         $234.5 million          2005 to 2024       5.86% to 10.10%
Other notes payable ........................     $10.8 million          $22.0 million          2003 to 2011        8.09% to 8.50%

     In addition to the revolver balance of $98.7 million, there are $1.3 million in outstanding letters of credit as of December 31, 2002. The Company is required to make semi-annual principal repayments of the revolver commencing six months after closing with the final payment due in September 2007. The Company is also required to make semi-annual principal repayments on the term loan commencing 36 months after closing with the final payment due 54 months after closing.

     The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company's expected 2003 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $98 million. The Company expects that cash flow from operations will continue to be a significant source of funds for our working capital and capital requirements.

     Management continues implementation of certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) selective acquisitions and charters of additional vessels, (2) repositioning certain vessels to take advantage of higher day rates, (3) selling unprofitable vessels,
(4) eliminating non-essential operating and overhead expenses. As a result of the expanding market in West Africa and softening in the Gulf of Mexico, the Company mobilized two of its Gulf of Mexico supply boats for redeployment to West Africa during the first quarter of 2002. In August 2002, time charters for two of the double-hull tankers were extended for five and six years and the rates were increased, commencing in July 2002 and July 2003, respectively.

     In March 2002, the Company closed on the sale of the marine transportation assets of Sun State Marine for $3.9 million in cash. In May 2002, the Company sold its Port Arthur facility for $3 million, $1.5 million in cash and $1.5 million in credits and cash over the next three years.

     Management recognizes that unforeseen events or business conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results.

     If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative means including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

EFFECTS OF INFLATION

     The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

PROSPECTIVE ACCOUNTING CHANGES

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

     In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write-off as a change in accounting principle ($27.2 million as of December 31, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company's policy is not to use financial instruments for trading or other speculative purposes, and the Company is not a party to any leveraged financial instruments. Except as set forth below, the Company manages market risk by restricting the use of derivative financial instruments to infrequent purchases of forward contracts for the purchase of fuel oil for its carrier fleet. These contracts have been terminated as of December 31, 2001. A discussion of the Company's credit risk and the fair value of financial instruments is included in Notes 2 and 13 of the Company's consolidated financial statements.

     The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that the Company's advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

     Exposure To Short-Term Interest Rates. Short-term variable rate debt, primarily borrowings under the New Credit Facility, comprised approximately $178.7 million of the Company's total debt at December 31, 2002. The Company's variable rate debt had an average interest rate of 5.67% at December 31, 2002. A hypothetical 2.0% increase in interest rates on $178.7 million of debt would cause the Company's interest expense to increase on average approximately $2.4 million per year over the term of the loans, with a corresponding decrease in income before taxes.

ITEM 8. FINANCIAL STATEMENTS

     The Company's consolidated financial statements are listed in Item 15(a), included at the end of this Report on Form 10-K beginning on page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to our Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions "Directors and Nominees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," to be filed with the Commission not later than 120 days after the close of the fiscal year, except for information presented in
Item 4A of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11, including information concerning grants under the Company's employees' and directors' stock compensation plans, is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Executive Compensation" to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12, including information concerning ownership and options under the Company's employees' and directors' stock compensation plans, is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Transactions" to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Within the 90-day period prior to the filing of this annual report on Form 10-K, the Company performed an evaluation, under the supervision and participation of management, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls are effective in providing them with material information relating to the Company as required to be disclosed in the Company's periodic filings with the Commission.

     Appearing immediately following the signatures section of this annual report are certifications by our Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 14 should be read in conjunction with these Section 302 certifications. Additionally, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission pursuant to Section 906 of Sarbanes-Oxley. These certifications are filed as exhibits to this annual report.

     CHANGES IN INTERNAL CONTROLS.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) FINANCIAL STATEMENTS AND SCHEDULES. See Index to consolidated financial statements and Schedules which appears on page F-1 herein.

     (B) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2002:

          1. The Company filed a Current Report on Form 8-K dated October 3, 2002. Item 5 was reported and no financial statements were filed.

          2. The Company filed a current Report on Form 8-K dated October 31, 2002. Item 5 was reported and no financial statements were filed.

     (C) LISTS OF EXHIBITS. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Company hereby files as part of this Form 10-K the exhibits required by Item 15(c) listed below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission's regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.



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

3.1(d)    Certificate of Amendment to the Certificate of Incorporation
          (incorporated by reference to the Company's Form 8-K filed with the Commission on September 16, 2002).

3.2*      By-laws of the Company.

3.2(a) Amended and Restated By-Laws of the Company (incorporated by reference to the Company's Form 8-K filed with the Commission on September 16,
          2002).

4.1*      Form of Common Stock Certificate of the Company.

4.1(a)*   Form of Common Stock Certificate reflecting new name of the Company.

4.2*      Form of Class A Warrant Certificate of the Company.

4.2(a)* Form of Class A Warrant Certificate reflecting new name of the Company.

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

4.6* Amended and Restated Equity Ownership Plan (incorporated by reference to the Company's definitive Proxy Statement dated May 15, 2000).

4.7*      Stock Option Plan for Directors (incorporated by reference to the
          Company's definitive Proxy Statement dated May 15, 2000).

4.8 Notice of Redemption of 12-1/2% Senior Notes due 2007, Series B, dated as of September 13, 2002 (incorporated by reference to the Company's
          Form 8-K filed with the Commission on September 16, 2002).

4.9 Amended and Restated Equity Ownership Plan (incorporated by reference to the Company's Definitive Proxy Statement dated April 12, 2002).

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

10.9*     Fifth Amendment dated November 8, 2001 among Seabulk International
          Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

10.10*    Sixth Amendment dated March 15, 2002 among Seabulk International
          Incorporated, the financial institutions party to the credit agreement and Bankers Trust Company, as Administrative Agent.

10.11* ** Employment Agreement dated as of April 18, 2000 between the
          Company and Gerhard E. Kurz.

10.12**   Amendment to Employment Agreement dated July 16, 2001 between the
          Company and Gerhard E. Kurz.

10.13 Stock Purchase Agreement by and among Seabulk International, Inc. and the Investors listed on Schedule 1 thereto, dated as of June 13, 2002
          (incorporated by reference to the Company's Form 8-K filed with the Commission on June 19, 2002).

10.14     Stockholders' Agreement, dated as of September 13, 2002, among
          Seabulk International, Inc., Nautilus Acquisition, L.P., C/R Marine
          Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R
          Marine Coinvestment, L.P., C/R Marine Coinvestment II, L.P. and
          Gerhard Kurz (incorporated by reference to the Company's Form 8-K filed with the Commission on September 16, 2002).

10.15** Amendment to Employment Agreement, dated as of September 13, 2002, between the Company and Gerhard E. Kurz (incorporated by reference to the Company's Form 8-K filed with the Commission on September 16,
          2002).

10.16     Credit Agreement, dated as of September 13, 2002, among Seabulk
          International, Inc., each Subsidiary Guarantor, Fortis Capital Corp.,
          NIB Capital Bank N.V. and each other financial institution which may become a party to the Agreement as a Lender, Fortis Capital Corp., as administrative agent on behalf of the Lenders, and as book runner and as an arranger, and NIB Capital Bank N.V., as an arranger
          (incorporated by reference to the Company's Form 8-K filed with the Commission on September 16, 2002).

10.17 Amendment No. 1 dated November 22, 2002 to Credit Agreement, dated as of September 13, 2002, among Seabulk International, Inc., each
          Subsidiary Guarantor, Fortis Capital Corp., NIB Capital Bank N.V. and each other financial institution which may become a party to the Agreement as a Lender, Fortis Capital Corp., as administrative agent on behalf of the Lenders, and as book runner and as an arranger, and NIB Capital Bank N.V., as an arranger.

21        Subsidiary List.

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

99.2      Certification of Principal Executive Officer

99.3      Certification of Principal Financial Officer


--------------------------

* Incorporated herein by reference.

** Indicates a management contract or compensation arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEABULK INTERNATIONAL, INC.

                              By: /S/ GERHARD E. KURZ
                                  ----------------------
                              Gerhard E. Kurz
                              Chairman, President, and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



              SIGNATURE                              TITLE                                 DATE
/s/ GERHARD E. KURZ                       Chairman, President,                        March 28, 2003
----------------------------------------- and Chief Executive Officer
           Gerhard E. Kurz                (Principal Executive Officer)


/s/ VINCENT J. deSOSTA                    Senior Vice President and                   March 28, 2003
----------------------------------------- Chief Financial Officer
         Vincent J. deSostoa              (Principal Financial Officer)


/s/ MICHAEL J. PELLICCI                   Vice President - Finance and                March 28, 2003
----------------------------------------- Corporate Controller
         Michael J. Pellicci              (Principal Accounting Officer)


/s/ ARI J. BENACERRAF                     Director                                    March 28, 2003
-----------------------------------------
           Ari J. Benacerraf

/s/ PETER H. CRESSY                       Director                                    March 28, 2003
-----------------------------------------
            Peter H. Cressy

/s/ DAVID A. DURKIN                       Director                                    March 28, 2003
-----------------------------------------
           David A.Durkin

/s/ KENNETH V. HUSEMAN                    Director                                    March 28, 2003
-----------------------------------------
           Kenneth V. Huseman

/s/ ROBERT L. KEISER                      Director                                    March 28, 2003
-----------------------------------------
           Robert L. Keiser

/s/ PIERRE F. LAPEYRE, JR..               Director                                    March 28, 2003
-----------------------------------------
           Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN                     Director                                    March 28, 2003
-----------------------------------------
           David M. Leuschen

/s/ THOMAS P. MOORE, JR.                  Director                                    March 28, 2003
-----------------------------------------
           Thomas P. Moore, Jr.

/s/ STEVEN A. WEBSTER                     Director                                    March 28, 2003
-----------------------------------------
           Steven A. Webster

                                CERTIFICATION OF

                  GERHARD E. KURZ, PRINCIPAL EXECUTIVE OFFICER

                         OF SEABULK INTERNATIONAL, INC.

                         PURSUANT TO 18 U.S.C. SS.1350

1. I, Gerhard E. Kurz, certify that I have reviewed this annual report on Form 10-K of Seabulk International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                     /s/ GERHARD E. KURZ
                                     -------------------
                                     Name:  Gerhard E. Kurz
                                     Title: Chairman, President and
                                     Chief Executive Officer

                                CERTIFICATION OF

                VINCENT J. DESOSTOA, PRINCIPAL FINANCIAL OFFICER

                         OF SEABULK INTERNATIONAL, INC.

                        PURSUANT TO 18 U.S.C. SS.1350

1. I, Vincent J. deSostoa, certify that I have reviewed this annual report on Form 10-K of Seabulk International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                         /s/ VINCENT J. deSOSTOA
                                         ------------------------
                                         Name: Vincent J. deSostoa
                                         Title: Senior Vice President and
                                         Chief Financial Officer

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants.........................................................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001...............................................................   F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000................................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000................................   F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000 ..........   F-7

Notes to Consolidated Financial Statements.................................................................................   F-9

All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Seabulk International, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Seabulk International, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seabulk International, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Ernst & Young LLP
Miami, Florida
February 25, 2003, except for the second
and third paragraphs of Note 17, as to
which the dates are March 7, 2003 and
March 27, 2003, respectively

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                                                DECEMBER 31,
                                                                                                          -------------------------
                                                                                                            2002            2001
                                                                                                          ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................................      $  37,188       $  11,631
   Restricted cash..................................................................................          1,337           1,337
   Trade accounts receivables net of allowance for doubtful accounts of $5,243 in 2002
     and $5,919 in 2001, respectively ..............................................................         45,987          50,088
   Other receivables ...............................................................................         13,485          16,282
   Marine operating supplies .......................................................................          8,139          10,049
   Prepaid expenses and other ......................................................................          2,702           2,984
                                                                                                          ---------       ---------
Total current assets ...............................................................................        108,838          92,371

Vessels and equipment, net .........................................................................        545,169         589,371
Deferred costs, net ................................................................................         38,228          48,899
Other ..............................................................................................         10,860          14,124
                                                                                                          ---------       ---------
     Total assets ..................................................................................      $ 703,095       $ 744,765
                                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................................      $  11,343       $  18,171
   Current maturities of long-term debt ............................................................         24,315          38,367
   Current obligations under capital leases ........................................................          3,005           2,972
   Accrued interest ................................................................................          1,733           1,455
   Accrued liabilities and other ...................................................................         42,181          38,719
                                                                                                          ---------       ---------
     Total current liabilities .....................................................................         82,577          99,684

Long-term debt .....................................................................................        410,858         399,974
Obligations under capital leases ...................................................................         28,748          31,768
Senior notes .......................................................................................             --          81,635
Other liabilities ..................................................................................          3,489           6,175
                                                                                                          ---------       ---------
     Total liabilities .............................................................................        525,672         619,236

Commitments and contingencies

Minority interest ..................................................................................            623             842

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; issued and outstanding, none ...................             --              --
   Common stock--$.01 par value, authorized 40,000 shares; 23,124 and 10,506 shares issued and
    outstanding in 2002 and 2001, respectively .....................................................            231             105
   Additional paid-in capital ......................................................................        258,016         167,259
   Accumulated other comprehensive loss ............................................................             --              (1)
   Unearned compensation ...........................................................................            (99)           (198)
   Accumulated deficit .............................................................................        (81,348)        (42,478)
                                                                                                          ---------       ---------
   Total stockholders' equity ......................................................................        176,800         124,687
                                                                                                          ---------       ---------
     Total liabilities and stockholders' equity ....................................................      $ 703,095       $ 744,765
                                                                                                          =========       =========

See notes to consolidated financial statements

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          2002           2001            2000
                                                                       ---------       ---------       ---------
Revenue .........................................................      $ 323,997       $ 346,730       $ 320,483
Operating expenses:
   Crew payroll and benefits ....................................         88,473          96,431          90,370
   Charter hire .................................................          7,607           6,326          12,802
   Repairs and maintenance ......................................         30,345          25,810          24,522
   Insurance ....................................................         11,385          15,809          12,645
   Fuel and consumables .........................................         28,365          34,955          40,605
   Port charges and other .......................................         16,383          19,996          24,282
                                                                       ---------       ---------       ---------
     Total operating expenses ...................................        182,558         199,327         205,226
Overhead expenses:
   Salaries and benefits ........................................         22,237          21,531          22,083
   Office .......................................................          5,123           5,993           6,113
   Professional fees ............................................          3,392           3,429           4,629
   Other ........................................................          7,905           6,049           6,805
                                                                       ---------       ---------       ---------
     Total overhead expenses ....................................         38,657          37,002          39,630
Depreciation, amortization and drydocking .......................         66,376          59,913          50,271
Write-down of assets held for sale ..............................             --           1,400              --
                                                                       ---------       ---------       ---------
Income from operations ..........................................         36,406          49,088          25,356
Other (expense) income:
   Interest expense .............................................        (44,715)        (55,907)        (62,714)
   Interest income ..............................................            475             240             704
   Minority interest in losses (gains) of subsidiaries ..........            219              35           1,639
   Gain (loss) on disposal of assets ............................          1,364            (134)          3,863
   Other ........................................................           (154)            (73)          7,072
                                                                       ---------       ---------       ---------
     Total other expense, net ...................................        (42,811)        (55,839)        (49,436)
                                                                       ---------       ---------       ---------
Loss before income taxes and
    extraordinary item ..........................................         (6,405)         (6,751)        (24,080)
Provision for income taxes ......................................          4,642           5,210           4,872
                                                                       ---------       ---------       ---------
Loss before extraordinary item ..................................        (11,047)        (11,961)        (28,952)
Extraordinary loss on early extinguishment of debt ...............        27,823              --              --
                                                                       ---------       ---------       ---------
     NET LOSS ...................................................      $ (38,870)      $ (11,961)      $ (28,952)
                                                                       =========       =========       =========

Net loss per common share - basic and diluted:
Loss before extraordinary item ..................................      $   (0.77)      $   (1.16)      $   (2.89)
Extraordinary loss on early extinguishment of debt ..............          (1.95)             --              --
                                                                       ---------       ---------       ---------
   Net loss per common share ....................................      $   (2.72)      $   (1.16)      $   (2.89)
                                                                       =========       =========       =========

Weighted average common shares outstanding ......................         14,277          10,277          10,034
                                                                       =========       =========       =========

          See notes to consolidated financial statements.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                     2002          2001         2000
                                                                                  ---------     ---------    ---------
OPERATING ACTIVITIES:
  Net loss ..................................................................     $(38,870)     $(11,961)     $(28,952)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Accrued reorganization expenses ......................................           --            --        (4,494)
       Depreciation and amortization of vessels and equipment ...............       43,711        45,212        43,498
       Amortization of drydocking costs .....................................       22,665        14,701         6,773
       Provision for bad debts ..............................................          (93)          228         1,021
       (Gain) loss on disposal of assets ....................................       (1,364)          134        (3,863)
       Loss on early extinguishment of debt .................................       27,823            --            --
       Amortization of discount on long-term debt and financing costs .......        4,249         5,324         5,672
       Minority interest in (losses) gains of subsidiaries ..................         (219)          (35)       (1,639)
       Write-down of assets held for sale ...................................           --         1,400            --
       Senior and notes payable issued for payment of interest and fees .....          626         1,752         1,493
       Other non-cash items .................................................          650           459           (75)
       Changes in operating assets and liabilities:
           Trade accounts and other receivables .............................        8,790         3,210       (13,394)
           Other current and long-term assets ...............................       (4,129)       (5,485)       20,349
           Accounts payable and other liabilities ...........................       (2,786)       11,901          (113)
                                                                                  --------      --------      --------
             Net cash provided by operating activities ......................       61,053        66,840        26,276

INVESTING ACTIVITIES:
  Expenditures for drydocking ...............................................      (23,441)      (29,449)      (14,366)
  Proceeds from disposals of assets .........................................       12,675         6,575        25,710
  Purchases of vessels and equipment ........................................       (3,753)       (9,282)      (12,047)
  Acquisition of minority interest ..........................................           --          (524)           --
  Redemption of restricted investments ......................................           --         2,542         2,931
  Purchase of restricted investments ........................................           --        (1,677)           --
                                                                                  --------      --------      --------
     Net cash (used in) provided by investing activities ....................      (14,519)      (31,815)        2,228

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                             2002           2001            2000
                                                                                          ----------      ---------       ---------
FINANCING ACTIVITIES:
  Net payments of revolving credit facility ........................................         (9,000)         (5,250)         14,250
  Proceeds of New Credit Facility ..................................................        178,800              --              --
  Payments of New Credit Facility ..................................................           (125)             --              --
  Payments of long-term debt .......................................................       (165,817)        (19,504)        (33,390)
  Payments of Senior Notes .........................................................       (101,499)             --              --
  Proceeds of Private Placement, net of issuance costs .............................         90,901              --              --
  Payments of Title XI bonds .......................................................         (7,166)         (8,312)         (9,282)
  Redemption of restricted cash ....................................................             --          (1,006)             --
  Payments of other deferred financing costs .......................................             --              --            (596)
  Payments of obligations under capital leases .....................................         (2,986)         (3,558)         (4,300)
  Payment of deferred financing costs for New Credit Facility ......................         (4,128)             --              --
  Proceeds from exercise of warrants ...............................................              1               3               1
  Proceeds from exercise of stock options ..........................................             42              --              --
                                                                                          ---------       ---------       ---------
      Net cash used in financing activities ........................................        (20,977)        (37,627)        (33,317)
                                                                                          ---------       ---------       ---------
  Change in cash and cash equivalents ..............................................         25,557          (2,602)         (4,813)
  Cash and cash equivalents at beginning of period .................................         11,631          14,233          19,046
                                                                                          ---------       ---------       ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................      $  37,188       $  11,631       $  14,233
                                                                                          =========       =========       =========

Supplemental schedule of noncash investing and financing activities:
  Note payable issued for amendment fee to credit facility .........................      $      --       $      --       $   4,500
                                                                                          =========       =========       =========
  Vessels exchanged for drydock expenditures .......................................      $     900       $      --       $      --
                                                                                          =========       =========       =========
  Capital lease obligations for the acquisition of vessels and equipment ...........      $      --         $    --       $   5,332
                                                                                          =========       =========       =========
  Senior and notes payable issued for payment of accrued interest and fees .........      $     626       $   1,752       $   1,493
                                                                                          =========       =========       =========
  Notes payable issued for the acquisition of minority interest ....................      $      --       $  10,500       $      --
                                                                                          =========       =========       =========
Supplemental disclosures:
  Interest paid ....................................................................      $  40,085       $  47,279       $  56,219
                                                                                          =========       =========       =========
  Income taxes paid ................................................................      $   4,537       $   3,304       $   4,478
                                                                                          =========       =========       =========

  See notes to consolidated financial statements.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                         CLASS A
                                                                                      COMMON STOCK          ADDITIONAL
                                                                                ------------------------      PAID-IN
                                                                                 SHARES         AMOUNT        CAPITAL
                                                                                ---------      ---------     ---------

      BALANCE AT DECEMBER 31, 1999 .......................................         10,000      $     100     $ 166,791
      Comprehensive loss:
         Net loss ........................................................             --             --            --
         Translation adjustment ..........................................             --             --            --
              Total comprehensive loss....................................
      Common stock issued to employees ...................................             28             --           172
      Common stock issued upon exercise of warrants ......................             89              1            --
                                                                                ---------      ---------     ---------
      BALANCE AT DECEMBER 31, 2000 .......................................         10,117            101       166,963
      Comprehensive loss:
         Net loss ........................................................             --             --            --
         Translation adjustment ..........................................             --             --            --
              Total comprehensive loss
      Common stock issued upon exercise of warrants ......................            314              3            --
      Restricted common stock issued to officer ..........................             75              1           296
                                                                                ---------      ---------     ---------
      BALANCE AT DECEMBER 31, 2001 .......................................         10,506      $     105     $ 167,259
                                                                                =========      =========     =========
      Comprehensive loss:
         Net loss ........................................................             --             --            --
         Translation adjustment ..........................................             --             --            --
              Total comprehensive loss ...................................             --             --            --
      Common stock issued upon Private Placement, net of
          issuance costs of $9,160 .......................................         12,500            125        90,715
      Common stock issued upon exercise of warrants ......................            112              1            --
      Common stock issued upon exercise of options .......................              6             --            42
      Amortization of unearned compensation ..............................             --             --            --
                                                                                ---------      ---------     ---------
      BALANCE AT DECEMBER 31, 2002 .......................................         23,124      $     231     $ 258,016
                                                                                =========      =========     =========

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                            ACCUMULATED                     RETAINED
                                                               OTHER                        EARNINGS
                                                           COMPREHENSIVE     UNEARNED     (ACCUMULATED
                                                               LOSS        COMPENSATION     DEFICIT)        TOTAL
                                                         ---------------   ------------   ------------    ----------
BALANCE AT DECEMBER 31, 1999 ........................      $      --       $      --        $  (1,565)    $  165,326
Comprehensive loss:
  Net loss ..........................................             --              --          (28,952)       (28,952)
  Translation adjustment ............................            (33)             --               --            (33)
                                                                                                           ---------
       Total comprehensive loss .....................             --              --               --        (28,985)
Common stock issued to employees ....................             --              --               --            172
Common stock issued upon exercise of warrants .......             --              --               --              1
                                                           ---------       ---------        ---------      ---------
BALANCE AT DECEMBER 31, 2000 ........................            (33)             --          (30,517)       136,514
Comprehensive loss:
  Net loss ..........................................             --              --          (11,961)       (11,961)
  Translation adjustment.............................             32              --               --             32
                                                           ---------       ---------        ---------      ---------
        Total comprehensive loss ....................             --              --               --        (11,929)
Common stock issued upon exercise of warrants .......             --              --               --              3
Restricted common stock issued to officer ...........             --            (198)              --             99
                                                           ---------       ---------        ---------       ---------
BALANCE AT DECEMBER 31, 2001 ........................      $      (1)      $    (198)       $ (42,478)      $ 124,687
                                                           =========       =========        =========       =========
Comprehensive loss:
   Net loss .........................................             --              --         (38,870)        (38,870)
   Translation adjustment ...........................              1              --              --               1
                                                                                                           ---------
        Total comprehensive loss ....................             --              --              --         (38,869)
Common Stock issued upon Private Placement, net of
   issuance costs of $9,160 .........................             --              --              --          90,840
Common stock issued upon exercise of warrants .......             --              --              --               1
Common stock issued upon exercise of options ........             --              --              --              42
Amortization of unearned compensation ...............             --              99              --              99
                                                           ---------       ---------       ---------       ---------
BALANCE AT DECEMBER 31, 2002 ........................      $      --       $     (99)      $ (81,348)      $ 176,800
                                                           =========       =========       =========       =========

   See notes to consolidated financial statements.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Seabulk International, Inc. and subsidiaries (f/k/a Hvide Marine Incorporated)(collectively, the "Company") provides marine support and transportation services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf, offshore West Africa, and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy and towing segments, revenues are recorded on a daily basis as services are rendered. For the marine transportation segment, revenue is earned under time charters or affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Recorded revenue is based on actual performance. Affreightment/voyage contracts are contracts for cargoes that are committed on a 12 to 30 month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton. Revenue and voyage expenses for these affreightment contracts are recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market instruments and overnight investments. The credit risk associated with cash and cash equivalents is considered low due to the high credit quality of the financial institutions.

    Restricted Cash. At December 31, 2002 and 2001, restricted cash consisted of fixed deposits required in our foreign locations that allow our banks to issue short-term tender bonds. The bonds are issued during the process of securing contracts and have expiration dates ranging from three months to one year. Upon expiration of the bonds, the funds are returned to the Company.

     Accounts Receivable. Substantially all of the Company's accounts receivable are due from entities that operate in the oilfield industry. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. Expected credit losses are provided for in the consolidated financial statements and have been within management's expectations. Two customers each accounted for 7.0% and one customer accounted for 11.0% of the Company's total revenue for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002, 2001, and 2000, the Company wrote off accounts receivable of approximately $0.6 million, $0.7 million and $0.6 million, respectively.

     Insurance Claims Receivable. Insurance claims receivable represents costs incurred in connection with insurable incidents for which the Company expects are probable of being reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are generally expensed in the period of occurrence of the incident. Expenses incurred for insurable incidents in excess of deductibles are recorded as receivables pending the completion of all repair work and administrative claims process. The credit risk associated with insurance claims receivable is considered low due to the high credit quality and funded status of the insurance clubs in which the Company participates. Insurance claims receivable approximated $4.1 million and $12.0 million at December 31, 2002 and 2001, respectively, and is included in Other Receivables.

     Marine Operating Supplies. Such amounts consist of fuel and supplies that are recorded at cost and charged to operating expenses as consumed.

     Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting For the Impairment or Disposal of Long-Lived Asset, which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. It also establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate.

     Assets Held for Sale. It is Company policy to make available for sale vessels and equipment considered by management as excess and no longer necessary for the operations of the Company. In accordance with SFAS No. 144, these assets are valued at the lower of carrying value or fair value less costs to sell. Also, depreciation expense for these assets is terminated at the time of the reclassification. Total assets held for sale (primarily assets in the offshore energy segment) were approximately $2.2 million and $11.4 million at December 31, 2002 and 2001, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

     Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives and included in depreciation expense. Included in vessels and equipment at December 31, 2002 and 2001 are vessels under capital leases of approximately $36.0 million and $45.4 million, net of accumulated amortization of approximately $3.7 million and $3.3 million, respectively.

     Listed below are the estimated remaining useful lives of vessels and equipment at December 31, 2002:

                                                                  REMAINING
                                                                 USEFUL LIVES
                                                                 ------------
                                                                  (IN YEARS)
               Supply boats ....................................     3-24
               Crewboats .......................................     2-23
               Anchor handling tug/supply vessels ..............     1-13
               Other ...........................................     1-8
               Tankers(1) ......................................     3-26
               Tugboats ........................................     1-37
               Furniture and equipment .........................     1-8

               ------------------------
               (1) Range in years is determined by the Oil Pollution Act of 1990 and other factors

     Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Substantially all of the Company's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards. Deferred financing costs are amortized over the term of the related borrowings using the effective interest method. At December 31, 2002 and 2001, deferred costs included unamortized drydocking costs of approximately $27.2 million and $29.4 million, respectively, and net deferred financing costs of $11.0 million and $19.6 million, respectively.

     Accrued Liabilities. Accrued liabilities included in current liabilities consist of the following at December 31, (in thousands):

                                                        2002          2001
                                                      --------     --------
     Voyage operating expenses ..................      $10,320      $ 9,892
     Foreign taxes ..............................       14,966       10,626
     Payroll and benefits .......................        6,848        8,068
     Deferred voyage revenue ....................          933        1,451
     Professional services ......................          473        1,267
     Litigation, claims and settlements .........          106          200
     Insurance ..................................        4,703        3,667
     Other ......................................        3,832        3,548
                                                       -------      -------
       Total ....................................      $42,181      $38,719
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

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased to the pro forma amounts presented below for 2002, 2001 and 2000:

                                                        2002          2001          2000
                                                    ----------    ----------     ---------
     Net loss per common share--assuming dilution:
     As reported .................................   $   (2.72)     $  (1.16)     $  (2.89)
     Pro forma ...................................   $   (2.80)        (1.27)        (3.16)


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

     Reorganization Items. Upon emergence from Chapter 11 Bankruptcy Protection on December 15, 1999, the Company adopted Fresh Start Reporting pursuant to the provisions of SOP 90-7.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management, including the allowance for doubtful accounts, useful lives and valuation of vessels and equipment, realizability of deferred tax assets and certain accrued liabilities. Actual results will differ from those estimates.

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

     In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. The proposed SOP would be effective for fiscal years beginning after June 15, 2002. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($27.2 million as of December 31, 2002). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

3.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):

                                                   2002            2001
                                                ---------        ---------
     New Credit Facility  ...............       $ 178,675        $      --
     Revolving line of credit ...........              --            9,000
     Term loan ..........................              --          154,996
     Title XI debt ......................         234,450          241,616
     Notes payable ......................          22,048           32,729
                                                ---------        ---------
                                                  435,173          438,341
     Less:  current maturities ..........         (24,315)         (38,367)
                                                ---------        ---------
                                                $ 410,858        $ 399,974
                                                =========        =========


     On September 13, 2002, the Company completed an agreement with Fortis Capital Corp. and NIB Capital Bank N.V., as arrangers, for a $180 million senior secured credit facility (the "New Credit Facility"), which replaced the Company's existing facility. The New Credit Facility consists of an $80 million term loan and a $100 million revolving credit facility and has a five-year maturity. The New Credit Facility replaced the Company's prior bank debt and Senior Notes.

     The revolving portion of the New Credit Facility is subject to semi-annual reductions commencing six months after closing. The principal reductions on the revolving loan are as follows: $10 million each in 2003 and 2004, $20 million in 2005, $25 million in 2006, and $33.7 million in 2007.
The term loan portion is subject to semi-annual reductions commencing 36 months after closing. The principal reductions on the term loan are as follows: $2.5 million in 2005, $14.5 million in 2006, and $63 million in 2007. Interest on the loans is payable monthly, with a variable interest rate. The rate is either a LIBOR or base rate plus a margin based upon certain financial ratios of the

Company (5.42% and 5.92% for the revolving loan and term loan, respectively, at December 31, 2002). In November 2002, the interest rate under the New Credit Facility was increased by 100 basis points (1%) in accordance with the terms of the commitment letter with the lending banks to syndicate the New Credit Facility by November 13, 2002.

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

     The Company's five double-hull product and chemical tankers are financed through Title XI Government Guaranteed Ship Financing Bonds. There are a total of seven bonds with interest rates ranging from 6.50% to 7.54% that require principal amortization through June 2024. The aggregate outstanding principal balance of the bonds was $215.7 million and $220.1 million at December 31, 2002 and 2001, respectively. Principal payments during 2002 and 2001 were $4.4 million and $4.1 million, respectively, and interest payments were $15.1 million and $15.4 million, respectively.

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

     The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI Bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. In the second quarter of 2003, the first deposits to the reserve fund are expected to be made. Additionally, according to the Title XI Financial Agreement, the Company is restricted from formally distributing excess cash from the operations of the five double-hull tankers until certain working capital ratios have been reached and maintained. Accordingly, at December 31, 2002, the Company has approximately $19.5 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements, but has approximately $4.3 million which is available for distribution and is expected to be available for general working capital purposes of the consolidating Company during the second quarter of 2003.

     As of December 31, 2002 and 2001, other Title XI debt of approximately $18.8 million and $21.5 million, respectively, was collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.4% to 10.1%. The debt is due in semi-annual principal and interest payments through June 2021. Under the terms of the Other Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants. During

2002 and 2001, $2.8 million and $4.2 million, respectively, in principal and $1.7 million and $2.0 million, respectively, in interest were repaid on this debt.

     The Company has two promissory notes aggregating approximately $19.6 million relating to the purchase of equity interests in the double-hull product and chemical carriers. The notes bear interest at 8.5%. Semi-annual interest and principal payments are due through December 2003 on one note and quarterly principal and interest payments are due through January 2006 on the other. The promissory notes are collateralized by securities of certain subsidiaries. The outstanding balance of the notes was $10.2 million and $14.8 million as of December 31, 2002 and 2001, respectively.

     The Company has various promissory notes relating to the acquisitions of various vessels. The promissory notes are collateralized by mortgages on certain vessels and bear interest at rates ranging from 8.1% to 8.5%. The debt is due in monthly installments of principal and interest through November 2011. The outstanding balance of the notes was $11.9 million and $13.1 million as of December 31, 2002 and 2001, respectively.

     At December 31, 2002, the Company had letters of credit outstanding in the amount of approximately $1.3 million, which expire on various dates through December 2025.

     The aggregate annual future payments due on the long-term debt as of December 31, 2002 are as follows (in thousands):


 Years ending December 31:
 -------------------------
     2003 .........................................                $ 24,315
     2004 .........................................                  21,431
     2005 .........................................                  33,967
     2006 .........................................                  49,463
     2007 .........................................                 105,425
     Thereafter ...................................                 200,572
                                                                   --------
                                                                   $435,173
                                                                   ========

4.   CAPITAL LEASES

     The Company operates certain vessels and other equipment under leases that are classified as capital leases. The following is a schedule of future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments as of December 31, 2002 (in thousands):


 Years ending December 31:
--------------------------
     2003 ..........................................               $  5,103
     2004 ..........................................                  4,908
     2005 ..........................................                  4,891
     2006 ..........................................                  3,933
     2007 ..........................................                  3,933
     Thereafter ....................................                 20,292
                                                                   --------
     Total minimum lease payments ..................                 43,060
     Less: amount representing interest ............                (11,307)
                                                                   --------
     Present value of minimum lease payments
      (including current portion of $3,005) ........               $ 31,753
                                                                   ========


5.   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases its office facilities and certain vessels under operating lease agreements, which expire at various dates through 2013. Rent expense was approximately $4.5 million, $4.9 million and $4.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2002 are as follows (in thousands):


 Years ending December 31:
--------------------------
     2003 ..........................................                $ 3,714
     2004 ..........................................                  3,577
     2005 ..........................................                  3,451
     2006 ..........................................                  2,918
     2007 ..........................................                  1,565
     Thereafter ....................................                  3,368
                                                                    -------
                                                                    $18,593
                                                                    =======


BAREBOAT CHARTER AND SUBLEASE

     During 2001, the Company entered into a ten-year non-cancelable bareboat charter agreement for a double-hull tanker with a third party (the "charterer"). Beginning in January 2002 (commencement of contract), the charterer has exclusive possession and control of the vessel. As a result, the charter party will incur and pay all operating costs during the charter period. The Company receives a fixed amount per day for the charter of the vessel. Also, the Company subleases certain office space in Houston, Texas and Tampa, Florida. The sublease in Houston is expected to terminate in January 2004 and the Tampa sublease is expected to terminate in December 2006. There are no renewal or escalation clauses relating to the bareboat charter or subleases.

     Future minimum lease receipts under the bareboat charter and sublease as of December 31, 2002 (in thousands) are as follows:


 Years ending December 31:
--------------------------
     2003 ..........................................                $ 7,132
     2004 ..........................................                  7,041
     2005 ..........................................                  7,033
     2006 ..........................................                  7,033
     2007 ..........................................                  6,935
     Thereafter ....................................                 28,291
                                                                    -------
                                                                    $63,465
                                                                    =======

CONTINGENCIES

     Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed three reports with and submitted documents to the Office of Foreign Asset Control ("OFAC") of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

     The Company was sued by Maritime Transportation Development Corporation in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on two of its vessels, the Seabulk Magnachem and Seabulk Challenger, under an alleged broker commission agreement. The claim allegedly continues to accrue. The amount alleged to be due is over $500,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges and believes that it has good defenses, but the Company cannot predict the ultimate outcome.

     From time to time the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and Indemnity marine liability insurance covers large claims in excess of the deductibles and self insured retentions.

     At December 31, 2002, approximately 20% of the Company's employees were members of national maritime labor unions, or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company's operating results.

6.   VESSELS AND EQUIPMENT

         Vessels and equipment are summarized below (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
     Vessels and improvements ......................    $ 678,617     $ 681,599
     Furniture and equipment .......................        9,842        11,729
                                                        ---------     ---------
                                                          688,459       693,328
     Less: accumulated depreciation and amortization     (143,290)     (103,957)
                                                        ---------     ---------
     Vessels and equipment, net ....................    $ 545,169     $ 589,371
                                                        =========     =========

     The Company did not acquire any vessels in 2002. In 2001, the Company acquired one vessel for approximately $2.5 million in cash.

     The Company sold 17 offshore energy support vessels during 2002 for an aggregate total of $6.8 million and a gain of approximately $55,000. In 2001, the Company sold 25 vessels for proceeds of $6.6 million.

7.   STOCK OPTION PLANS

     In December 1999, the Company adopted the Hvide Marine Incorporated Stock Option Plan (the "1999 Plan"), a stock option plan which provided certain key employees of the Company the right to acquire shares of common stock. Pursuant to the plan, 500,000 shares of the Company's common stock were reserved for issuance to the participants in the form of nonqualified stock options. The options expire no later than 10 years from the date of the grant.

     On June 15, 2000, the Company adopted the Amended and Restated Equity Ownership Plan (the "Plan"). The Plan amends and restates in its entirety the 1999 Plan. Pursuant to the Plan, 800,000 shares of the Company's stock were reserved for issuance to participants in the form of nonqualified or incentive stock options, restricted stock grants and other stock related instruments, subject to adjustment to reflect stock dividends, recapitalizations, reorganizations and other changes in the capital structure. In December 2001, the Compensation Committee agreed to amend the Plan by authorizing and reserving for issuance an additional 500,000 shares to be eligible for grants under the Plan, bringing the total under the Plan to 1,300,000 shares. The Committee's action was approved by the shareholders at the Company's Annual Meeting of Shareholders held on May 14, 2002. The vesting period and certain other terms of stock options granted under the Plan are determined by the Compensation Committee. The Plan requires that the option price may not be less than 100% of the fair market value on the date of grant. The options expire no later than 10 years from the date of grant. There were no options granted under the Plan in 2002, and 283,000 options were granted in 2001. In addition, there were 75,000 shares of restricted stock granted in 2001 under the Plan.

     On June 15, 2000, the Company also adopted the Stock Option Plan for Directors (the "Directors Plan"). Pursuant to the Directors Plan, an aggregate of 175,000 shares of common stock are authorized and reserved for issuance, subject to adjustments to reflect stock dividends, recapitalizations, reorganizations, and other changes in the capital structure of the Company. Eligible directors as of the effective date of the Plan were granted options to purchase 10,000 shares of common stock on the first option date, and the Chairman of the Board received 20,000 options, for a total granted of 80,000. Eligible directors receive 4,000 and the Chairman receives 8,000 options to purchase shares of common stock annually, effective as of each Annual Meeting of Shareholders of the Company commencing May 17, 2001. Under the Plan, the option price for each option granted is required to be 100% of the fair market value of common stock on the day after the date of grant. Options granted under the Director's Plan totaled 32,000 and 32,000 during 2002 and 2001, respectively.

     The following table of data is presented in connection with the stock option plans:


                                                                                YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------------
                                                          2002                       2001                      2000
                                                 ------------------------   -----------------------   -------------------------
                                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                                   NUMBER       AVERAGE       NUMBER       AVERAGE       NUMBER       AVERAGE
                                                     OF         EXERCISE        OF         EXERCISE        OF         EXERCISE
                                                  OPTIONS         PRICE       OPTIONS       PRICE        OPTIONS       PRICE
Options outstanding at beginning of period ....    822,000       $  6.91      604,000       $  8.27      200,000       $  12.47
Granted .......................................     32,000          6.19      315,000          5.61      495,000           7.16
Exercised .....................................     (6,667)         6.31           --            --           --             --
Cancelled .....................................    (72,831)         7.48      (97,000)        10.80      (91,000)         11.33
                                                  --------                    -------                   --------
Options outstanding at end of period ..........    774,502       $  6.84      822,000       $  6.91      604,000       $   8.27
                                                  ========       =======      =======       =======     ========       ========

Options exercisable at end of period ..........    562,856       $  7.30      333,837       $  8.38      207,000       $  12.11
Options available for future grants at end
 of period ....................................    618,831            --      153,000            --      371,000             --


Summarized information about stock options outstanding as of December 31, 2002 is as follows:

                                                                       WEIGHTED                           WEIGHTED
                                    NUMBER OF          REMAINING       AVERAGE           NUMBER OF         AVERAGE
                                     OPTIONS             LIFE          EXERCISE           OPTIONS          EXERCISE
EXERCISE PRICE RANGE               OUTSTANDING        (IN YEARS)        PRICE           EXERCISABLE         PRICE
--------------------               -----------        ----------     -----------        ------------      ----------
      Under $6.25                    181,834             9.00        $     4.34            50,844         $     3.95
   $6.25 to $6.31                    366,334             7.49        $     6.26           346,338         $     6.25
   $6.32 to $7.30                     32,000             8.38        $     7.30            32,000         $     7.30
   $7.31 to $7.75                     94,334             8.24        $     7.75            33,674         $     7.75
       Over $7.75                    100,000             3.96        $    12.47           100,000         $    12.47


     The weighted average fair value of options granted under the Company's stock option plans during 2002, 2001 and 2000 was $4.91, $5.54 and $6.65, respectively. These values are based on the Black-Scholes option valuation model. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased to the pro forma amounts presented below for 2002, 2001 and 2000 (in thousands, except per share amounts):

                                                        2002          2001          2000
                                                    ----------    ----------     ---------
     Net loss:
     As reported .................................   $ (38,870)    $ (11,961)    $ (28,952)
     Pro forma ...................................     (39,930)      (13,067)      (31,676)

     Net loss per common share--assuming dilution:
     As reported .................................   $   (2.72)     $  (1.16)     $  (2.89)
     Pro forma ...................................   $   (2.80)        (1.27)        (3.16)

     The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 2002, 2001 and 2000.

                                                           2002          2001          2000
                                                           ----         -----         -----
     Dividend yield .............................          0.0%          0.0%          0.0%
     Expected volatility factor .................         0.72          3.21          1.21
     Approximate risk-free interest rate                  4.25%          5.0%          5.0%
     Expected life (in years) ...................           10            10            10


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

8.   EMPLOYEE BENEFIT AND STOCK PLANS

     The Company sponsors a retirement plan and trust (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all administrative and non-union employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. Additionally, the Company contributed to various union-sponsored, collectively bargained pension plans for certain crew members in the marine transportation and towing segments. The plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts. The expense resulting from Company contributions to the Plan and various union-sponsored plans amounted to approximately $3.5 million, $2.9 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

9.  INCOME TAXES

     The United States and foreign components of income (loss) before income taxes and extraordinary item are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                         2002         2001        2000
                                                     -----------  -----------  -----------
     United States................................    $(7,755)     $(3,849)     $ (1,502)
     Foreign .....................................      1,350       (2,902)      (22,578)
                                                      -------      -------      --------
       Total .....................................    $(6,405)     $(6,751)     $(24,080)
                                                      =======      =======      ========

     The components of the provision for income tax expense (benefit) are as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                         2002         2001        2000
                                                     -----------  -----------  -----------
     Current:
       Federal ..................................     $(1,520)     $    --      $     --
       Foreign ..................................       6,162        5,210         4,872
                                                      -------      -------      --------
          Total current .........................       4,642        5,210         4,872
                                                      -------      -------      --------

     Deferred ...................................          --           --            --
                                                      -------      -------      --------
       Total income tax expense                       $ 4,642      $ 5,210       $ 4,872
                                                      =======      =======      ========

     A reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2002        2001         2000
                                                        ----------   ---------   ---------
     Income tax expense computed at the
       federal statutory rate.......................       (35)%       (35)%       (35)%
     State income taxes, net of Federal benefit ....        (1)         (1)         (1)
     Foreign taxes in excess of credits recognized..        96          77          20
     Reduction of tax attributes ...................        --          --          --
     Change in valuation allowance .................        11          35          35
     Permanent, non deductible items ...............         1           1           1
                                                          ----        ----        ----
                                                            72%         77%         20%
                                                          ====        ====        ====

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                             2002             2001
                                                          ---------        ---------
       Deferred income tax assets:
       Allowances for doubtful accounts ............      $   1,606        $     828
       Goodwill ....................................         14,785           17,882
       Accrued compensation ........................            627              733
       Foreign tax credit carryforwards ............         17,809           16,548
       Accrued supplemental insurance premiums .....          1,534               --
       Net operating loss carryforwards ............        123,114           61,509
       Other .......................................          1,783            1,351
                                                          ---------        ---------
          Total deferred income tax assets .........        161,258           98,851
          Less:  valuation allowance ...............        (75,177)         (65,263)
                                                          ---------        ---------
          Net deferred income tax assets ...........         86,081           33,588

     Deferred income tax liabilities:
       Property differences ........................         75,192           28,885
       Deferred drydocking costs ...................          9,489            3,768
       Other .......................................          1,400              935
                                                          ---------        ---------
          Total deferred income tax liabilities.....         86,081           33,588
                                                          ---------        ---------
          Net deferred income tax assets ...........      $      --        $      --
                                                          =========        =========

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of approximately $75.2 million and $65.3 million was necessary at December 31, 2002, and 2001, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2002 and 2001. The net change in the total valuation allowance was an increase of approximately $9.9 million and $7.9 million in 2002 and 2001, respectively.

     Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be allocated as follows (in thousands):

     Income tax benefit that would be reported in the consolidated statement of operations    $31,925
     Additional paid-in capital ..........................................................     43,252
                                                                                              -------
          Total ..........................................................................    $75,177
                                                                                              =======


     The Company has recognized a deferred tax asset of $1.5 million for a 2001 federal net operating loss carryback. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law, which allows a 2001 federal net operating loss to be carried back five years instead of two years. This new law converted the 2001 federal net operating loss carryforward into a federal net operating loss that will be fully absorbed within the five-year carryback period.

     The stock issuance in September 2002 (see Note 10) resulted in an "ownership change" as broadly defined in Section 382 of the Internal Revenue Code. As the result of the ownership change, utilization of net operating loss carryforwards under federal income tax laws and certain other beneficial tax attributes will be subject to an annual limitation. The limitation of net operating losses that can be utilized annually will equal the product of applicable interest rate mandated under federal income tax laws and the value at the time of the ownership change.

     At December 31, 2002, the Company had a net operating loss carryforward of approximately $350.5 million, which is available to offset future federal taxable income through 2022. The Company also has foreign tax credit carryforwards, expiring in years 2003 through 2007, of approximately $17.7 million, which are available to reduce future federal income tax liabilities. The annual limitation under Section 382 would limit utilization of the Company's pre- September net operating losses to a maximum of approximately $4.2 million annually through their expiration date. A substantial portion of net operating loss carryforwards and tax credits may not be utilized due to this annual limitation.

     The Company has a tax basis in its assets in excess of its basis for financial reporting purposes that will generate tax deductions in future periods. As a result of a "change in ownership" in December 1999, under the Internal Revenue Code Section 382, the Company's ability to utilize depreciation, amortization and other tax attributes will be limited to approximately $9.5 million per year through 2004. This limitation is applied to all net built-in losses, which existed on the "change of ownership" date (December 15, 1999), including all items giving rise to a deferred tax asset.

10.  STOCKHOLDERS' EQUITY

        In December 1999, all classes of the Predecessor Company's equity securities were canceled. Pursuant to a previous, pre-1999 Equity Ownership Plan, prior to December 1999, shares of the Predecessor Company's Class B common stock were converted to Class A common stock. Holders of Predecessor Company Class A common stock and holders of certain rights to obtain common stock under the Predecessor Company's compensation plans were issued 125,000 Class A warrants to purchase common stock of the Company on a pro rata basis. The warrants have a four-year term and an exercise price of $38.49 per share.

     Pursuant to the articles of incorporation of the Company, as amended in 2002, there are 40 million shares of common stock authorized for issuance.

     In December 1999, holders of the Predecessor Company's Preferred Securities received 200,000 shares of Company common stock and 125,000 Class A warrants. The warrants have a four-year term and an exercise price of $38.49 per share. There were no Class A warrant exercises during 2002 and 2001. The remaining weighted average contractual life is one year at December 31, 2002.

     In December 1999, as part of the Company's reorganization under Chapter 11 bankruptcy, the holders of the Predecessor Company's Senior Notes received 9.8 million shares of Company common stock. The holders of Senior Notes received 536,193 common stock purchase warrants ("the Noteholder Warrants"). The warrants have a seven and one-half year term and an exercise price of $0.01 per warrant. Also in connection with the former Senior Notes, the Company issued an additional 187,668 Noteholder Warrants to an investment advisor. The warrants have a seven and one-half year term and an exercise price of $0.01 per warrant. During the years ended December 31, 2002 and 2001, 112,000 and 313,000 Noteholder Warrants were exercised, respectively. The amount of outstanding Noteholder Warrants amounted to approximately 210,000 at December 31, 2002. The weighted average contractual life is 4.5 years at December 31, 2002.

     All of the Company's outstanding warrants contain customary anti-dilution provisions for issuances of common stock, splits, combinations and certain other events, as defined. In addition, the outstanding warrants have certain registration rights, as defined.

     The Company is authorized to issue 5 million shares of preferred stock, no par value per share. The Company has no present plans to issue such shares.

     At December 31, 2002 approximately 619,000 shares of Common Stock were reserved for issuance under the Company's Amended and Restated Equity Ownership Plan and the Stock Option Plan for Directors.

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

     The new investors also purchased, for $8.00 per share, 5.1 million of the Company's common stock and common stock purchase warrants beneficially owned by accounts managed by Loomis, Sayles

& Co., L.P., an SEC-registered investment advisor. Taken together, the two transactions gave the new investors approximately 76% of the Company's outstanding common stock. Pursuant to the agreement with the investors, the Company's Board of Directors has been restructured to permit the new investors to hold a majority of seats on the Board and to give minority shareholders certain minority rights.

11.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share before extraordinary items (in thousands, except per share amounts):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         2002              2001             2000
                                                                      ----------        ----------       ----------
Numerator:
Numerator for basic and diluted loss per share--net loss before
   extraordinary item available to common shareholders............    $  (38,870)       $  (11,961)       $  (28,952)
                                                                      ==========        ==========        ==========

Denominator:
Denominator for basic and diluted loss per share--weighted
   average shares.................................................        14,277            10,277            10,034
                                                                      ==========        ==========        ==========

Net loss per common share before extraordinary item...............    $    (2.72)       $    (1.16)       $    (2.89)
                                                                      ==========        ==========        ==========
Net loss per common share before extraordinary item--assuming
  Dilution........................................................    $    (2.72)       $    (1.16)       $    (2.89)
                                                                      ==========        ==========        ==========

     The weighted average diluted common shares outstanding for fiscal 2002, 2001 and 2000 excludes 774,502, 822,000 and 604,000 stock options, respectively. Additionally, 460,000, 572,000 and 885,000 warrants in 2002, 2001 and 2000, respectively, are excluded from the weighted average diluted common shares outstanding. These common stock equivalents are antidilutive because the Company incurred net losses for 2002, 2001 and 2000.

12.  SEGMENT AND GEOGRAPHIC DATA

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

     Marine Transportation Services (Seabulk Tankers) - Marine transportation services includes oceangoing vessels used to transport chemicals, fuel and other petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, Pacific coast and Hawaiian ports.

     Towing (Seabulk Towing) - Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualty or other emergency.

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

     The following schedule presents information about the Company's operations in these segments (in thousands):

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------------
                                                                                           2002            2001            2000
                                                                                         ---------       ---------       ---------
REVENUE
  Offshore energy support ..........................................................     $ 171,479       $ 191,178       $ 151,395
  Marine transportation services ...................................................       121,371         122,059         135,982
  Towing ...........................................................................        31,147*         33,493*         33,106*
                                                                                         ---------       ---------       ---------
     TOTAL .........................................................................     $ 323,997       $ 346,730       $ 320,483
                                                                                         =========       =========       =========

OPERATING EXPENSES
  Offshore energy support ..........................................................     $  99,572       $  98,549       $  94,331
  Marine transportation services ...................................................        63,823*         76,555*         91,104*
  Towing ...........................................................................        18,909          20,130          19,791
  General corporate ................................................................           254           4,093              --
                                                                                         ---------       ---------       ---------
     TOTAL .........................................................................     $ 182,558       $ 199,327       $ 205,226
                                                                                         =========       =========       =========

DEPRECIATION, AMORTIZATION, DRYDOCKING AND WRITE-DOWN OF ASSETS HELD FOR SALE
  Offshore energy support ..........................................................     $  43,305       $  37,550       $  31,478
  Marine transportation services ...................................................        18,159          19,311          14,417
  Towing ...........................................................................         3,222           2,910           2,919
  General corporate ................................................................         1,690           1,542           1,457
                                                                                         ---------       ---------       ---------
     TOTAL .........................................................................     $  66,376       $  61,313       $  50,271
                                                                                         =========       =========       =========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support ..........................................................     $  10,156       $  39,151       $  10,389
  Marine transportation services ...................................................        34,686          20,952          23,893
  Towing ...........................................................................         4,519           6,169           5,096
  General corporate ................................................................       (12,955)        (17,184)        (14,022)
                                                                                         ---------       ---------       ---------
     TOTAL .........................................................................     $  36,406       $  49,088       $  25,356
                                                                                         =========       =========       =========

NET INCOME (LOSS)

  Offshore energy support ..........................................................     $ (16,912)      $   5,566       $ (30,920)
  Marine transportation services ...................................................        17,346            (278)          7,200
  Towing ...........................................................................          (151)            396           2,906
  General corporate ................................................................       (39,153)**      (17,645)         (8,138)
                                                                                         ---------       ---------       ---------
     TOTAL .........................................................................     $ (38,870)      $ (11,961)      $ (28,952)
                                                                                         =========       =========       =========

     * Net of elimination of intersegment towing revenue and intersegment marine transportation operating expenses of $0.3 million, $2.1 million and 2.6 million for the years ended December 31, 2002 and 2001 and 2000, respectively.

    ** Includes loss on early extinguishment of debt of $27.8 million in the third quarter of 2002 (see Note 14).

                                                   CONSOLIDATED BALANCE SHEET INFORMATION
                                                             AS OF DECEMBER 31,
                                                    -------------------------------------
                                                       2002                      2001
                                                    ---------                  ---------
     IDENTIFIABLE ASSETS
       Offshore energy support .........            $ 286,609                  $ 326,608
       Marine transportation services ..              323,611                    334,272
       Towing ..........................               64,511                     64,931
       Unallocated .....................               28,364                     18,954
                                                    ---------                  ---------
          TOTAL ........................            $ 703,095                  $ 744,765
                                                    =========                  =========

     VESSELS AND EQUIPMENT
       Offshore energy support .........            $ 277,208                  $ 281,933
       Marine transportation services ..              341,069                    341,087
       Towing ..........................               61,241                     61,317
                                                    ---------                  ---------
          Total ........................              679,518                    684,337
       Construction in progress ........                   99                        837
       General corporate ...............                8,842                      8,154
                                                    ---------                  ---------
       Gross vessels and equipment .....              688,459                    693,328
          Less accumulated depreciation              (143,290)                  (103,957)
                                                    ---------                  ---------
            TOTAL ......................            $ 545,169                  $ 589,371
                                                    =========                  =========

     CAPITAL EXPENDITURES AND DRYDOCKING
       Offshore energy support .........            $  19,532                  $  30,959
       Marine transportation services ..                6,313                      6,597
       Towing ..........................                1,315                        951
       Unallocated .....................                   34                        224
                                                    ---------                  ---------
          TOTAL ........................            $  27,194                  $  38,731
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

     There were no customers from which the Company derived more than 10% of its total revenue for the year ended December 31, 2002. One customer, CITGO Petroleum, accounted for 11.0% and 12.0% of the Company's total revenue for the years ended December 31, 2001 and 2000. The revenue received from CITGO was approximately $38.0 million and $38.6 million in 2001 and 2000, respectively, which related to the marine transportation services segment.

     The following table presents selected financial information pertaining to the Company's geographic operations for 2002, 2001 and 2000 (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------
                                                  2002          2001          2000
                                                --------      --------      --------
     REVENUE

       Domestic ...........................     $200,008      $239,238      $223,579
       Foreign
          West Africa .....................       84,576        69,305        48,268
          Middle East .....................       23,683        22,450        34,242
          Southeast Asia ..................       15,730        15,737        14,394
                                                --------      --------      --------
     CONSOLIDATED REVENUE .................     $323,997      $346,730      $320,483
                                                ========      ========      ========

                                               CONSOLIDATED BALANCE SHEET INFORMATION
                                                         AS OF DECEMBER 31,
                                              --------------------------------------
                                                    2002                     2001
                                                 ---------                 ---------
     IDENTIFIABLE ASSETS

       Domestic ...........................      $ 510,483                 $ 551,915
       Foreign
          West Africa .....................        107,909                   117,725
          Middle East .....................         44,912                    40,955
          Southeast Asia ..................         11,427                    15,216
       Other ..............................         28,364                    18,954
                                                 ---------                 ---------
          TOTAL ...........................      $ 703,095                 $ 744,765
                                                 =========                 =========

     VESSELS AND EQUIPMENT

       Domestic ...........................      $ 542,003                 $ 545,613
       Foreign
          West Africa .....................         94,645                    94,285
          Middle East .....................         31,542                    27,887
          Southeast Asia ..................         11,427                    16,771
                                                 ---------                 ---------
                                                   679,617                   684,556
       General corporate ..................          8,842                     8,772
                                                 ---------                 ---------
                                                   688,459                   693,328
       Less: accumulated depreciation .....       (143,290)                 (103,957)
                                                 ---------                 ---------
          TOTAL ...........................      $ 545,169                 $ 589,371
                                                 =========                 =========

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

     New Credit Facility and Title XI. The New Credit Facility and Title XI obligations provide for interest and principal payments at various rates and dates as discussed in Note 3. The Company estimates the fair value of such obligations using a discounted cash flow analysis at estimated market rates. The following table presents the carrying value and fair value of the financial instruments at December 31, 2002 and 2001 (in millions):

                                                                               DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                                2002                              2001
                                                   -----------------------------     -----------------------------
                       ISSUE                       CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
     ------------------------------------------    --------------     ----------     --------------     ----------
    New Credit Facility ......................        $ 178.7          $ 178.7          $    --          $    --
    Title XI .................................          234.5            257.5            241.6            246.5


     Notes Payable and Capital Lease Obligations. The carrying amounts reported in the balance sheet approximate fair value determined using a discounted cash flow analysis at estimated market rates.

14.  EXTRAORDINARY ITEMS

     In connection with the closing of the new equity investment and New Credit Facility in September 2002, the Company redeemed all of its 12.5% Secured Notes due 2007 and repaid its then existing bank debt.

     The carrying value of the Senior Notes and bank debt at the time of the redemption and repayment was $225.2 million, net of unamortized discount and unamortized financing costs. The price paid to retire the Senior Notes and bank debt was $253.0 million. As a result, $27.8 million was recorded as a loss on early extinguishment of debt, consisting of the write-off of the unamortized financing costs on the Senior Notes and bank debt of $9.7 million, unamortized original issue discount on the Senior Notes of $14.1 million and contractual redemption premiums on the Senior Notes of $4.0 million. The tax benefit, net of the recorded valuation allowance, was zero.

15.  SALE OF ASSETS OF SUN STATE AND PORT ARTHUR

     On March 22, 2002, the Company closed on the sale of the marine transportation assets and trade name of Sun State for $3.9 million in cash. The assets consisted of tugs, barges and fuel inventory with a carrying value of $4.3 million. The name of this company was subsequently changed to Seabulk Marine Services, Inc. The Company recognized a loss on the disposal of these assets of approximately $440,000.

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

16.  LIQUIDITY

     At December 31, 2002, the Company had working capital of approximately $26.3 million. Day rates and utilization for offshore vessels working in the Gulf of Mexico continued to be weak, a trend that began in September 2001. The slowdown in the domestic offshore market was offset in part by continued strength in the Company's international offshore operations, where day rates remained strong during the year and contributed to increased revenue in West Africa and the Middle East, and in part by the improved performance of the marine transportation segment. The increased revenue in the offshore business in West Africa and the Middle East was driven by exploration and production spending as major oil companies continued to proceed with oil exploration and development programs outside the U.S. Since the September 11, 2001 attacks, the subsequent war on terrorism and then commencement of the war in Iraq, the U.S. economy continues to be subject to pressure. As we enter 2003, the timing of a recovery in the domestic offshore segment is still not certain. However, the increases in oil and natural gas prices during the fourth quarter of 2002 and the early part of 2003 reinforce the potential for an upturn in domestic exploration and development activity in the latter half of 2003. We do expect earnings in 2003 from the offshore segment to improve compared to 2002. The Company also expects to benefit in 2003 from higher earnings in its marine transportation business as a result of a full year of higher time charter rates for certain tankers.

     The Company's capital requirements arise primarily from its need to service debt, fund working capital and maintain and improve its vessels. The Company anticipates capital requirements for debt service, vessel maintenance and fleet improvements in 2003 to total approximately $98 million and expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

    The Company's credit agreement contains certain restrictive financial covenants that among other things requires minimum levels of EBITDA and tangible net worth. The Company is in compliance with such covenants at December 31, 2002 and expects to be in compliance through the balance of 2003 based on current financial projections. However, the Company's financial projections contain assumptions with respect to economic recovery beginning in the second quarter of 2003 in the underperforming U.S. Gulf offshore market. If the economic recovery does not occur or occurs later or to a lesser extent than the current forecast, the Company will need to reduce operating expenses to maintain compliance.

    Management continues implementation of certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) selective acquisitions and charters of additional vessels, (2) repositioning certain vessels to take advantage of higher day rates, (3) selling unprofitable vessels, and (4) eliminating non-essential operating and overhead expenses. Management believes that its expense reduction initiatives will be sufficient to meet its financial covenants if the forecasted U.S. Gulf is other than expected.

     Management recognizes that unforeseen events or business conditions, including unexpected deterioration in its markets, could prevent the Company from having sufficient liquidity to fund its operation or meeting targeted financial covenants.

        If unforeseen events or business conditions prevent the Company from having sufficient liquidity to fund its operations, the Company has alternative sources including additional asset sales, and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. If the Company does not meet its financial covenants, the Company would be required to seek an amendment or waiver to avoid default. While the Company believes it could successfully implement alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

17.  SUBSEQUENT EVENTS

     In January 2003, the Company took delivery of the Seabulk Africa, a newbuild, state-of-the-art, 236-foot, 5500 horsepower UT-755L platform supply vessel. The vessel is expected to join the Company's West African fleet. The Seabulk Africa was acquired for cash of approximately $16 million and will be financed in April

2003 by means of a sale leaseback arrangement with TransAmerica Capital for a lease term of 10 years, after which the Company will have an option to acquire the vessel.

     On March 7, 2003, the Company formed a joint venture company in Nigeria, named Modant Seabulk Nigeria Limited, with CTC International, Inc., a company owned by Nigerian interests. The Company will sell five of its crewboats operating in Nigeria to a related joint venture with CTC International in April 2003. Modant Seabulk Nigeria Limited will operate crewboats in Nigeria. Seabulk Offshore will provide certain management services for the joint venture.

     On March 27, 2003, the Canaveral Port Authority served a sixty day notice of termination of the exclusive franchise to Port Canaveral Towing. Port Canaveral Towing intends to continue its operations on a non-exclusive basis at Port Canaveral.

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following information is presented as supplementary financial information for 2002 and 2001 (in thousands, except per share information):

                                                                   FIRST           SECOND           THIRD          FOURTH
      YEAR ENDED DECEMBER 31, 2002                                QUARTER          QUARTER         QUARTER         QUARTER
      ----------------------------                            ---------------  ---------------  ---------------  -----------
     Revenue ............................................        $ 83,199         $ 81,639         $ 80,369      $    78,790
     Income from operations .............................          11,968            8,540           10,025            5,873
     Loss before extraordinary item .....................          (2,286)          (4,367)          (2,757)          (1,637)
     Net loss(a) ........................................          (2,286)          (4,367)         (30,580)          (1,637)
     Net loss per common share - basic and diluted (b):
        Loss before extraordinary item ..................        $  (0.22)        $  (0.41)        $  (0.21)     $     (0.07)
        Net loss ........................................        $  (0.22)        $  (0.41)        $  (2.37)     $     (0.07)


                                                                   FIRST           SECOND           THIRD          FOURTH
      YEAR ENDED DECEMBER 31, 2001                                QUARTER          QUARTER         QUARTER         QUARTER
      ----------------------------                            ---------------  ---------------  ---------------  -----------


     Revenue ............................................        $ 81,420         $ 91,424         $ 89,720      $    84,166
     Income from operations .............................           8,409           18,903           18,565            3,211
     Net (loss) income ..................................          (7,233)           2,750            2,907          (10,385)
     Net (loss) earnings per common share--basic(b) .....        $  (0.71)        $   0.27         $   0.28      $     (0.99)
     Net (loss) earnings per common share--assuming
      dilution(b) .......................................        $  (0.71)        $   0.27         $   0.28      $     (0.99)

--------
(a)  Includes loss on early extinguishment of debt of $27.8 million in the third quarter of 2002 (see Note 14).
(b)  The sum of the four quarters' (loss) earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.