Form 10-Q
period 2003-03-31
SEABULK INTERNATIONAL INC
filed 2003-05-15
CIK 922341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

THERE WERE 23,317,735 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT MAY 1, 2003.

SEABULK INTERNATIONAL, INC.

INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)................................................1

              Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002.....................1

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2003 and 2002...........................................................................2

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2003 and 2002...........................................................................3

              Notes to Condensed Consolidated Financial Statements..............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................10

Item 3.  Quantitative and Qualitative Disclosures of Market Risk...............................................20

Item 4.  Controls and Procedures ..............................................................................21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................22

Item 2.  Changes in Securities ................................................................................22

Item 3.  Defaults Upon Senior Securities.......................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders...................................................22

Item 5.  Other Information.....................................................................................22

Item 6.  Exhibits and Reports on Form 8-K......................................................................22

Signature......................................................................................................23

Certifications.................................................................................................24

As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                                MARCH 31,            DECEMBER 31,
                                                                                                  2003                   2002
                                                                                                ---------            ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................            $  39,244             $  37,188
   Restricted cash .................................................................                1,337                 1,337
   Trade accounts receivable, net of allowance for doubtful accounts of $4,924
     and $5,243 in 2003 and 2002, respectively .....................................               40,424                45,987
   Other receivables ...............................................................               14,073                13,485
   Marine operating supplies .......................................................                8,176                 8,139
   Prepaid expenses and other ......................................................                2,426                 2,702
                                                                                                ---------             ---------
     Total current assets ..........................................................              105,680               108,838

Vessels and equipment, net .........................................................              551,751               545,169
Deferred costs, net ................................................................               35,162                38,228
Other ..............................................................................                7,085                10,860
                                                                                                ---------             ---------
     Total assets ..................................................................            $ 699,678             $ 703,095
                                                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................            $   8,862             $  11,343
   Current maturities of long-term debt ............................................               24,345                24,315
   Current obligations under capital leases ........................................                3,023                 3,005
   Accrued interest ................................................................                5,805                 1,733
   Accrued liabilities and other ...................................................               42,614                42,181
                                                                                                ---------             ---------
     Total current liabilities .....................................................               84,649                82,577

Long-term debt .....................................................................              404,511               410,858
Obligations under capital leases ...................................................               28,006                28,748
Other liabilities ..................................................................                3,463                 3,489
                                                                                                ---------             ---------
     Total liabilities .............................................................              520,629               525,672

Commitments and contingencies

Minority interest ..................................................................                  651                   623

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and outstanding ....                   --                    --
   Common stock-$.01 par value, authorized 40,000 shares; 23,239 and
   23,124 shares issued and outstanding in 2003 and 2002, respectively .............                  232                   231
   Additional paid-in capital ......................................................              258,827               258,016
   Unearned compensation ...........................................................                 (899)                  (99)
   Accumulated deficit .............................................................              (79,762)              (81,348)
                                                                                                ---------             ---------
     Total stockholders' equity ....................................................              178,398               176,800
                                                                                                ---------             ---------
       Total liabilities and stockholders' equity ..................................            $ 699,678             $ 703,095
                                                                                                =========             =========

See accompanying notes.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         -----------------------------
                                                                           2003                 2002
                                                                         --------             --------
Revenue .....................................................            $ 77,229             $ 83,199
Operating expenses:
   Crew payroll and benefits ................................              21,380               22,776
   Charter hire .............................................               1,726                1,797
   Repairs and maintenance ..................................               5,733                6,764
   Insurance ................................................               2,204                2,773
   Fuel and consumables .....................................               6,139                7,329
   Port charges and other ...................................               4,190                4,302
                                                                         --------             --------
     Total operating expenses ...............................              41,372               45,741
Overhead expenses:
   Salaries and benefits ....................................               5,867                5,827
   Office ...................................................               1,219                1,284
   Professional fees ........................................                 910                  585
   Other ....................................................               1,334                1,236
                                                                         --------             --------
     Total overhead expenses ................................               9,330                8,932
Depreciation, amortization and drydocking ...................              16,494               16,558
                                                                         --------             --------
Income from operations ......................................              10,033               11,968
Other (expense) income:
   Interest expense .........................................              (8,063)             (12,713)
   Interest income ..........................................                  86                   62
   Minority interest in (gains) losses of subsidiaries ......                 (28)                  99
   Gain (loss) on disposal of assets ........................                 797                 (128)
   Other ....................................................                  23                   93
                                                                         --------             --------
     Total other expense, net ...............................              (7,185)             (12,587)
                                                                         --------             --------
Income (loss) before provision for income taxes .............               2,848                 (619)
Provision for income taxes ..................................               1,262                1,667
                                                                         --------             --------
     Net income (loss) ......................................            $  1,586             $ (2,286)
                                                                         ========             ========

Net income (loss) per common share:
     Net income (loss) per common share - basic .............            $   0.07             $  (0.22)
                                                                         ========             ========
     Net income (loss) per common share - diluted ...........            $   0.07             $  (0.22)
                                                                         ========             ========

     Weighted average common shares outstanding - basic .....              23,102               10,461
                                                                         ========             ========
     Weighted average common shares outstanding - diluted ...              23,435               10,461
                                                                         ========             ========

See accompanying notes.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                 2003                 2002
                                                                                               --------             --------
OPERATING ACTIVITIES:
  Net income (loss) ...............................................................            $  1,586             $ (2,286)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment .....................              10,795               11,231
       Amortization of drydocking costs ...........................................               5,699                5,327
       (Recovery of) provision for bad debts ......................................                (255)                 307
       (Gain) loss on disposal of assets ..........................................                (797)                 128
       Amortization of discount on long-term debt and financing costs .............                 373                1,352
       Minority interest in gains (losses) of subsidiaries ........................                  28                  (99)
       Senior and notes payable issued for payment of accrued interest and fees ...                  --                  375
       Other non-cash items .......................................................                  39                  218
       Changes in operating assets and liabilities:
           Accounts and other receivables .........................................               4,872                5,787
           Other current and long-term assets .....................................               3,338                2,823
           Accounts payable and other liabilities .................................               1,999                4,603
                                                                                               --------             --------
             Net cash provided by operating activities ............................              27,677               29,766

INVESTING ACTIVITIES:
  Expenditures for drydocking .....................................................              (2,964)              (5,615)
  Proceeds from disposals of assets ...............................................               2,343                5,104
  Purchases of vessels and equipment ..............................................             (17,871)              (1,306)
                                                                                               --------             --------
     Net cash used in investing activities ........................................             (18,492)              (1,817)

FINANCING ACTIVITIES:
  Net payments of revolving credit facility .......................................                  --               (6,700)
  Payments of New Credit Facility .................................................              (5,000)                  --
  Payments of long-term debt ......................................................                (867)              (7,548)
  Payments of Title XI bonds ......................................................                (450)                (450)
  Payments of deferred financing costs for New Credit Facility ....................                 (88)                  --
  Payments of obligations under capital leases ....................................                (724)                (823)
                                                                                               --------             --------
     Net cash used in financing activities ........................................              (7,129)             (15,521)
                                                                                               --------             --------
  Change in cash and cash equivalents .............................................               2,056               12,428
  Cash and cash equivalents at beginning of period ................................              37,188               11,631
                                                                                               --------             --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................            $ 39,244             $ 24,059
                                                                                               ========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Senior and notes payable issued for payment of accrued interest and fees ........            $     --             $    375
                                                                                               ========             ========
  Vessels exchanged for drydock expenditures ......................................            $     --             $    900
                                                                                               ========             ========
  Reactivation of two vessels that were classified as assets held for sale ........            $     --             $  1,682
                                                                                               ========             ========

See accompanying notes.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Except net income (loss), the Company has no material components of comprehensive income (loss).

         Certain financial statement reclassifications have been made to conform prior periods' data to the 2003 financial statement presentation.

2. VESSEL PURCHASES

         In January 2003, the Company took delivery of the Seabulk Africa, a newbuild, state-of-the art, 236-foot, 5,500 horsepower UT-755L platform supply vessel. The vessel has joined the Company's West African fleet. The Seabulk Africa and related improvements were acquired for cash of approximately $17.8 million and financed in April 2003 by means of a sale leaseback arrangement with TransAmerica Capital for a lease term of 10 years, after which the Company will have an option to acquire the vessel.

         In February 2003, the Company finalized an agreement to purchase a Brazilian flag offshore line handling vessel built in 2002 for delivery by July 2003. The purchase price is $2.6 million and, upon delivery, will enter the Brazilian offshore market.

         In April 2003, the Company terminated a capital lease with TA Marine Inc. for the Seabulk Arizona and acquired the vessel for $6.9 million. The Seabulk Arizona is a 1998 built, 186-foot, 4,200 horsepower supply vessel. Financing was in the form of a 5-year, $6.5 million term loan provided by Orix Financial Services, Inc.

         In April 2003, the Company finalized an agreement with a Brazilian shipyard to build a state-of-the-art, 236-foot, 5,460 horsepower UT-755L platform supply vessel for delivery in the Fall of 2004, with an option for a second sister ship. The vessel has a purchase price of $16.7 million and, upon delivery, will enter the Brazilian offshore market.

3. JOINT VENTURE AGREEMENTS

         In March 2003, the Company formed a joint venture company in Nigeria, named Modant Seabulk Nigeria Limited, with CTC International, Inc., a company owned by Nigerian interests. The Company has a 40% interest in Modant Seabulk Nigeria Limited. The Company also sold five of its crewboats operating in Nigeria to joint venture companies related to CTC International in April 2003. As a part of the proceeds of sale, the Company acquired a 20% interest in these joint venture companies. Modant Seabulk Nigeria Limited will operate crewboats in Nigeria. Seabulk Offshore will provide certain management services for the joint venture.

4. INCOME TAXES

         For the three months ended March 31, 2003 and 2002, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 35%. Management has recorded a valuation allowance at March 31, 2003 and 2002 to reduce the net deferred tax assets to an amount that will more likely than not be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three-month periods ended March 31, 2003 and 2002 represents taxes withheld on foreign source revenue.

5. NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                        2003                2002
                                                                                       -------            --------
                                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                                                  DATA)
           Numerator for basic and diluted net income (loss) per share:
           Net income (loss) available to common shareholders .............            $ 1,586            $ (2,286)
                                                                                       =======            ========
           Denominator for basic net income per share-weighted
              average shares ..............................................             23,102              10,461
           Effects of dilutive securities:
           Stock options ..................................................                123                  --
           Warrants .......................................................                210                  --
                                                                                       -------            --------
           Dilutive potential common shares ...............................                333                  --
                                                                                       -------            --------
           Denominator for diluted net income per share-adjusted
              weighted average shares and assumed conversions .............             23,435              10,461
                                                                                       =======            ========
           Net income (loss) per share - basic ............................            $  0.07            $  (0.22)
                                                                                       =======            ========
           Net income (loss) per share - diluted ..........................            $  0.07            $  (0.22)
                                                                                       =======            ========

         The weighted average diluted common shares outstanding for the three months ended March 31, 2003 and 2002 excludes 746,000 and 818,000, respectively. Additionally, 250,000 and 572,000 warrants are excluded from the weighted average diluted common shares outstanding for the three months ended March 31, 2003 and 2002, respectively. These common stock equivalents are excluded because they are antidilutive.

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

         Marine Transportation Services (Seabulk Tankers) - Marine transportation services includes oceangoing vessels used to transport chemicals, fuel and other petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific coast and Hawaiian ports.

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

         The following schedules present segment and geographic information about the Company's operations (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         -----------------------------
                                                           2003                 2002
                                                         --------             --------
REVENUE
  Offshore energy support ...................            $ 37,838             $ 43,312
  Marine transportation services ............              30,177               31,924
  Towing ....................................               9,289                8,060
  Eliminations (1) ..........................                 (75)                 (97)
                                                         --------             --------
     TOTAL ..................................            $ 77,229             $ 83,199
                                                         ========             ========

OPERATING EXPENSES
  Offshore energy support ...................            $ 23,202             $ 23,589
  Marine transportation services ............              13,657               17,767
  Towing ....................................               4,588                4,471
  Corporate .................................                  --                   11
  Eliminations (1) ..........................                 (75)                 (97)
                                                         --------             --------
     TOTAL ..................................            $ 41,372             $ 45,741
                                                         ========             ========

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support ...................            $ 10,689             $ 10,503
  Marine transportation services ............               4,554                4,548
  Towing ....................................                 826                  760
  General corporate .........................                 425                  747
                                                         --------             --------
     TOTAL ..................................            $ 16,494             $ 16,558
                                                         ========             ========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support ...................            $   (762)            $  5,111
  Marine transportation services ............              11,083                8,157
  Towing ....................................               2,653                1,686
  General corporate .........................              (2,941)              (2,986)
                                                         --------             --------
     TOTAL ..................................            $ 10,033             $ 11,968
                                                         ========             ========

NET INCOME (LOSS)
  Offshore energy support ...................            $ (4,104)            $ (2,471)
  Marine transportation services ............               6,671                2,588
  Towing ....................................               1,965                  383
  General Corporate .........................              (2,946)              (2,786)
                                                         --------             --------
     TOTAL ..................................            $  1,586             $ (2,286)
                                                         ========             ========

GEOGRAPHIC REVENUE
  Domestic ..................................            $ 48,227             $ 53,571
  Foreign
     West Africa ............................              19,964               20,416
     Middle East ............................               5,477                6,058
     Southeast Asia .........................               3,561                3,154
                                                         --------             --------
CONSOLIDATED GEOGRAPHIC REVENUE .............            $ 77,229             $ 83,199
                                                         ========             ========

(1) Eliminations of intersegment towing revenue and intersegment marine transportation operating expense.

7. COMMITMENTS AND CONTINGENCIES

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

         Under the Company's mutual protection and indemnity marine insurance policy, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by its marine insurance club (Steamship). The maximum potential amount of additional premiums that can be assessed by Steamship is substantial. However, additional premiums can only be assessed for open policy years. Steamship usually closes a policy year approximately three years after the policy year has ended. As of May 1, 2003, completed policy years 2000 - 2002 are still open, but there have been no additional premiums assessed for these policy years. The Company will record a liability for any such additional premiums in the period that they are assessed and the amount can be reasonably estimated.

         From time to time, the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. The Company has significant deductibles and self-insured retentions which will cover Protection and Indemnity marine insurance claims. Claim costs in excess of these significant deductibles and self-insured retentions will be covered by Protection and Indemnity mutual insurance.

8. STOCK-BASED COMPENSATION

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

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company's stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net income (loss) would have changed the pro forma amounts presented below:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                         --------------------------------
                                                                                            2003                  2002
                                                                                         ----------            ----------
  Net income (loss), as reported ............................................            $    1,586            $   (2,286)

  Stock-based compensation expense determined under the fair value method ...            $     (171)           $     (238)
                                                                                         ----------            ----------
  Pro forma net income (loss) ...............................................            $    1,415            $   (2,524)
                                                                                         ==========            ==========
  Net income (loss) per common share:
           Basic-as reported ................................................            $     0.07            $    (0.22)
                                                                                         ==========            ==========
           Basic-pro forma ..................................................            $     0.06            $    (0.24)
                                                                                         ==========            ==========
           Diluted-as reported ..............................................            $     0.07            $    (0.22)
                                                                                         ==========            ==========
           Diluted-pro forma ................................................            $     0.06            $    (0.24)
                                                                                         ==========            ==========

9. RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company.

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

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write-off as a change in accounting principle ($24.4 million as of March 31, 2003). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 2002 Form 10-K.

         The MD&A contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see "Projections and Other Forward-Looking Information" in Item 1 of the 2002 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         For general information concerning critical accounting policies as well as estimates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates" in the 2002 Form 10-K.

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write-off as a change in accounting principle

($24.4 million as of March 31, 2003). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

REVENUE OVERVIEW

         The Company derives its revenue from three main lines of business - Seabulk Offshore, Seabulk Tankers, and Seabulk Towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 49% and 52% of Company revenue for the three months ended March 31, 2003 and 2002, respectively. Marine transportation, under the name Seabulk Tankers, consists of the Company's Jones Act tanker business, in which it operates ten petroleum and chemical product carriers in the domestic coastwise trade, and accounted for approximately 39% and 38% of Company revenue for the three months ended March 31, 2003 and 2002, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 12% and 10% of Company revenue for the three months ended March 31, 2003 and 2002, respectively.

SEABULK OFFSHORE

         Revenue from the Company's offshore energy support operations is primarily a function of the size of the Company's fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities, which are in turn heavily dependent upon the price of crude oil and natural gas. Further, in certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

         As the Company's offshore energy support fleet gets older, the Company's strategy is to look for opportunities to upgrade its offshore fleet to higher-value, newer vessels and to reduce the number of older and smaller crewboats in its fleet. The Company sold six offshore energy support vessels during the first quarter of 2003 for an aggregate total of $2.0 million and a gain of approximately $800,000. The Company sold 17 offshore energy support vessels during 2002 for an aggregate total of $6.8 million and a gain of approximately $55,000.

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

                                                                 Q1 2003
                                      AHTS/              AHT/              Crew/
                                     Supply              Tugs             Utility             Other
                                     ------             ------             ------             ------
DOMESTIC(1)
Vessels                                  21                 --                 25                  2
Laid-Up                                  --                 --                 --                  1
Effective Utilization                    56%                --                 61%                --

Day Rate                             $5,192                 --             $2,330                 --

WEST AFRICA
Vessels                                  32                  4                  6                  1
Laid-Up                                  --                 --                 --                 --
Effective Utilization                    80%                72%                97%                --
Day Rate                             $7,223             $6,131             $3,028                 --

MIDDLE EAST
Vessels                                   6                  6                  7                  6
Laid-Up                                  --                 --                 --                  1
Effective Utilization                    90%                56%                86%                52%

Day Rate                             $3,283             $4,457             $1,682             $5,213

SOUTHEAST ASIA
Vessels                                   9                  1                 --                  1
Laid-Up                                  --                 --                 --                 --
Effective Utilization                    59%                --                 --                 --

Day Rate                             $5,936                 --                 --                 --

---------------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.

                                       Q1 2002                                         Q2 2002
                       AHTS/       AHT/        Crew/                   AHTS/       AHT/        Crew/
                      Supply       Tugs       Utility     Other       Supply       Tugs       Utility     Other
                      ------      ------      -------     ------      ------      ------      -------     ------
DOMESTIC(1)
Vessels(2)
(3)(4)(8)(9)              24          --          30           2          21          --          31           2
Bareboat-out(4)           --          --          --          --          --          --          --          --
Laid-Up                   --          --          --           1          --          --          --           1
Effective
Utilization(5)            59%         --          65%         --          63%         --          58%         --

Day Rate              $6,687          --      $2,666          --      $6,005          --      $2,469          --

WEST AFRICA
Vessels(2)(3)(6)
(7)(8)(12)                29           5           7           1          30           5           6           1
Laid-Up                   --           1          --          --          --           1          --          --
Effective
Utilization(5)            84%         86%         89%         97%         85%         97%         84%         --
Day Rate              $7,368      $6,613      $3,124          --      $8,042      $6,522      $2,722          --

MIDDLE EAST
Vessels(2)                 6           8           8           5           6           8           8           5
Laid-Up                   --           1           1           1          --           1           1           1
Effective
Utilization(5)            83%         75%         81%         77%         79%         62%         85%         66%

Day Rate              $3,265      $4,571      $1,649      $4,502      $3,250      $5,048      $1,668      $4,475

SOUTHEAST ASIA
Vessels(2)(7)(10)          8          --           5           2           8          --          --           2
Laid-Up                   --          --          --          --          --          --          --          --
Effective
Utilization(5)            59%         --          53%         44%         68%         --          --          --

Day Rate              $5,510          --      $1,472          --      $6,320          --          --          --

                                       Q3 2002                                         Q4 2002
                       AHTS/       AHT/        Crew/                   AHTS/       AHT/       Crew/
                      Supply       Tugs       Utility     Other       Supply       Tugs      Utility      Other
                      ------      ------      -------     ------      ------      ------     -------      ------
DOMESTIC(1)(13)
Vessels(2)(8)(9)          21          --          31           2          21          --          28           2
Bareboat-out              --          --          --          --          --          --          --          --
Laid-Up                   --          --          --           1          --          --          --           1
Effective
Utilization(5)            63%         --          62%         --          65%         --          65%         --

Day Rate              $5,581          --      $2,530          --      $5,252          --      $2,315          --

WEST AFRICA
Vessels(2)(12)            30           5           6           1          30           4           6           1
Laid-Up                   --           1          --          --          --          --          --          --
Effective
Utilization(5)            80%         87%         76%         --          79%         71%         68%         --
Day Rate              $7,787      $6,234      $2,976          --      $7,316      $5,891      $2,878          --

MIDDLE EAST
Vessels(2)(11)             6           8           8           5           6           7           7           5
Laid-Up(11)               --           1           1           1          --          --          --           1
Effective
Utilization(5)            92%         49%         88%         65%         86%         71%         95%         57%

Day Rate              $3,496      $4,556      $1,646      $4,181      $3,684      $3,991      $1,666      $4,197

SOUTHEAST ASIA
Vessels(2)                 8          --          --           2           8          --          --           2
Laid-Up                   --          --          --          --          --          --          --          --
Effective
Utilization(5)            66%         --          --          --          61%         --          --          --

Day Rate              $5,584          --          --          --      $6,484          --          --          --

---------------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.

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

         Domestic revenue for the three months ended March 31, 2003 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite relatively high natural gas prices and dwindling inventories, exploration and production companies in the U.S. Gulf of Mexico were unwilling to invest in new projects until there was clear evidence of the sustainability of commodity prices and an increase in energy demand. Although there is still uncertainty in the market, the rise in both crude oil and natural gas prices that began in the fourth quarter of 2002, driven by concern over a potential Middle East conflict, the temporary shutoff of Iraqi and Venezuelan imports, dwindling inventories of both crude oil and natural gas as the winter of 2002/2003 turned out to be much colder than expected, and other factors, should eventually aid a recovery in the Gulf of Mexico offshore vessel market. In the meantime, the Company is exploring charter opportunities in Mexico, which remains a healthy market. The recent increase in worldwide crude oil inventories and subsequent decline in crude oil prices following the conclusion of the war phase in Iraq complicates the outlook, however.

         International offshore revenues for the first quarter of 2003 were slightly lower than the same period in the prior year. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. The Company redeployed one vessel and added one newbuild vessel to its West African operations during the first quarter of 2003. The recent unrest in Nigeria did not have a significant impact on the Company's operations.

         International vessel demand is primarily driven by crude oil production. During the first quarter of 2003, crude oil prices and demand remained firm. The Company expects international exploration and production spending to continue to increase in West Africa, which should strengthen vessel demand in that area. Revenue decreased from the prior year for the Company's Middle East operations as both vessel count and utilization decreased. In Southeast Asia, revenue increased over the year-earlier period as day rates were higher and two new vessels were added to the fleet.

         Average day rates and utilization for the Company's anchor handling tug supply vessels and supply boats at May 1, 2003 for Domestic, West Africa, the Middle East and Southeast Asia were approximately $5,200/57%, $6,600/91%, $5,600/75% and $3,300/83%, respectively. The Company had two offshore vessels in "held-for-sale" status as of March 31, 2003.

SEABULK TANKERS

         Revenue from the Company's marine transportation services is derived from the operations of ten tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade.

         The Company's tanker fleet operates on either long-term time charters, bareboat charters, or pursuant to contracts of affreightment. The Company currently has six tankers operating under long-term time charters, three on contracts of affreightment and one under a bareboat charter.

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                  --------------------------
                                                                   2003               2002
                                                                  -------            -------
          Number of vessels owned at end of period ...                 10                 10
          Revenue (in thousands) .....................            $30,177            $28,688

         Tanker revenue increased by 5.2% in the first quarter of 2003 as a result of improved rates and higher utilization.

         Petroleum Tankers. Demand for crude oil and petroleum product transportation services is dependent both on production and refining levels as well as on consumer and commercial consumption of petroleum products and chemicals. The Company owned eight petroleum product tankers at March 31, 2003. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Since January 2002, a major oil company charterer has exclusive possession and control of one of the petroleum product tankers and is responsible for all operating and drydocking expenses of the vessel. In the third quarter of 2002, a vessel previously trading under a voyage charter entered into a three-year time charter with a major oil company, and two of our existing time charters were extended through July 10, 2010. Under a time charter, fuel and port charges are borne by the charterer customer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. Our Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of our single-hull vessels is scheduled for retirement under OPA 90 before 2007.

         Chemical Tankers. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of March 31, 2003. The two chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels.

SEABULK TOWING

         Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services and competition. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:

                                                  THREE MONTHS ENDED MARCH 31,
                                                   ------------------------
                                                    2003              2002
                                                   ------            ------
    Number of tugs at end of period ...                30                31
    Revenue (in thousands) ............            $9,289            $8,060

         Towing revenue increased 15.2% due to increased vessel traffic in certain of the Company's ports, and other factors.

         The Company has been the sole provider of docking services in Port Canaveral, the smallest of its harbor towing markets. As a result of a recent proceeding before the Federal Maritime Commission, the Company is expected to have a competitor in Port Canaveral. Port Canaveral Towing intends to continue its operations at Port Canaveral.

OVERVIEW OF OPERATING EXPENSES AND CAPITAL EXPENDITURES

         The Company's operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. For general information concerning these categories of operating expenses as well as capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview of Operating Expenses and Capital Expenditures" in the 2002 Form 10-K.

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                         -------------------------------------------------------
                                                                 2003                              2002
                                                         --------------------             ----------------------
                                                                                (in millions)
Revenue .....................................            $77.2            100%            $83.2              100%
Operating expenses ..........................             41.4             54              45.7               55
Overhead expenses ...........................              9.3             12               8.9               11
Depreciation, amortization and drydocking ...             16.5             21              16.6               20
                                                         -----            ---             -----              ---
Income from operations ......................            $10.0             13%            $12.0               14%
                                                         =====            ===             =====             ====

Interest expense, net .......................            $ 8.0             10%            $12.7               15%
                                                         =====            ===             =====             ====

Other income, net ...........................            $ 0.8            0.1%            $ 0.1              0.2%
                                                         =====            ===             =====             ====

Net income (loss) ...........................            $ 1.6              2%            $(2.3)              (3)%
                                                         =====            ===             =====             ====

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

         Revenue. Revenue decreased 7.2% to $77.2 million for the three months ended March 31, 2003 from $83.2 million for the three months ended March 31, 2002.

         Offshore energy support revenue decreased 12.6% to $37.8 million for the three months ended March 31, 2003 from $43.3 million for the same period in 2002, primarily due to reduced revenue from the U.S. Gulf of Mexico. The decrease in the U.S. Gulf of Mexico was primarily due to reduced exploration and production activity in response to uncertain economic conditions and reduced demand for energy.

         Marine transportation revenue decreased 5.5% to $30.2 million for the three months ended March 31, 2003 from $31.9 million for the three months ended March 31, 2002. This decrease is primarily due to the decrease in revenue for the Company's Sun State Marine Services subsidiary as a result of discontinuing operations in March 2002. This was partially offset by an increase in tanker revenue due to an increase in rates and higher utilization.

         Towing revenue increased by 15.2% for the three months ended March 31, 2003 compared to the same period in the prior year. The increase in revenue is due to increased vessel traffic in certain of the Company's ports, and other factors.

         Operating Expenses. Operating expenses decreased 9.6% to $41.4 million for the three months ended March 31, 2003 from $45.7 million for the same period in 2002, primarily due to the decrease in operating expenses for the Company's Sun State Marine Services subsidiary as a result of discontinuing operations in March 2002 and, to a lesser extent, from the reduction in crewing payroll in the struggling U.S. Gulf of Mexico market. Additionally, repairs and maintenance expenses decreased in the tanker segment as major repairs were done in the first quarter of 2002. As a percentage of revenue, operating expenses decreased to 54% for the three months ended March 31, 2003 from 55% for the 2002 period.

         Overhead Expenses. Overhead expenses increased 4.4% to $9.3 million for the three months ended March 31, 2003 from $8.9 million for the same period in 2002, primarily due to an increase in accounting and legal fees. As a percentage of revenue, overhead expenses increased to 12% for the three months ended March 31, 2003 compared to 11% for the same period in 2002.

         Depreciation, Amortization and Drydocking. Depreciation, amortization and drydocking remained substantially the same at $16.5 million versus $16.6 million for the same period in the prior year.

         Net Interest Expense. Net interest expense decreased 36.9% to $8.0 million or 10% of revenue for the three months ended March 31, 2003 from $12.7 million or 15% of revenue for the same period in 2002. The decrease is primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

         Other Income, Net. Other income, net increased to $0.8 million for the three months ended March 31, 2003 from $0.1 million for the same period in 2002, primarily due to a gain on asset sales in 2003 compared to a loss on asset sales in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows. Net cash provided by operating activities totaled $27.7 million for the three months ended March 31, 2003 compared to $29.8 million for the same period in 2002. The decrease in cash provided by operating activities is primarily a result of a reduction in the insurance reimbursements from our insurance club for settlement of outstanding insurance claims in the first quarter of 2003 versus the same period in the prior year. This was partially offset by an increase in net income before non-cash charges.

         Net cash used in investing activities was $18.5 million for the three months ended March 31, 2003 compared to $1.8 million for the same period in 2002. The increase in cash used in investing activities is due to the cash purchase of the Seabulk Africa in January 2003 (See Note 2).

         Net cash used in financing activities for the three months ended March 31, 2003 was $7.1 million compared to $15.5 million for the same period in 2002. The decrease in cash used in financing activities is attributable to larger payments on our previous term loans and revolving credit facility in the first quarter of 2002.

         Recent Expenditures and Future Cash Requirements. During the first three months of 2003, the Company incurred $20.8 million in capital expenditures for fleet improvements and drydocking costs. For the remainder of 2003, these capital expenditures are expected to aggregate approximately $25 million. The Company received net proceeds of approximately $13.3 million from the sale-leaseback of the Seabulk Africa in the second quarter of 2003. Total 2003 expenditures of approximately $46 million will substantially cover all of the Company's drydocking requirements for 64 vessels during 2003.

         Long-term debt consisted of the following at March 31, 2003:

                                                           OUTSTANDING BALANCE
                                          2003                    AS OF                                  INTEREST RATE AS OF
        FACILITY                        PAYMENTS             MARCH 31, 2003           MATURITY               MAY 1, 2003
        --------                        --------           -------------------        --------           -------------------
Fortis Tranche A revolver             $5.0 million            $93.7 million             2007                    5.30%
Fortis Tranche B term loan            $0.0 million            $80.0 million             2007                    5.80%
Title XI Financing Bonds              $0.5 million           $234.0 million         2005 to 2024           5.86% to 10.10%
Other notes payable                   $0.9 million            $21.2 million         2003 to 2011           8.09% to 8.50%

         In addition to the revolver balance of $93.7 million, there are $1.3 million in outstanding letters of credit as of March 31, 2003. The Company is required to make semi-annual principal repayments of the revolver commencing six months after September 2002 with the final payment due in September 2007. The Company is also required to make semi-annual principal repayments on the term loan commencing 36 months after September 2002 with the final payment due 54 months after September 2002.

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

         If unforeseen events or business conditions prevent the Company from meeting targeted operating results, the Company has alternative means including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable it to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

EFFECTS OF INFLATION

         The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on the Company.

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

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($24.4 million as of March 31, 2003). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

         Exposure To Short-Term Interest Rates. Short-term variable rate debt, primarily borrowings under the New Credit Facility, comprised approximately $173.7 million of the Company's total debt at March 31, 2003. The Company's variable rate debt had an average interest rate of 5.5% at March 31, 2003. A hypothetical 2.0% increase in interest rates on $173.7 million of debt would cause the Company's interest expense to increase on average approximately $2.5 million per year over the term of the loans, with a corresponding decrease in income before taxes.

ITEM 4. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company maintains systems of disclosure controls and procedures designed to provide reasonable assurance that the Company is able to record, process, summarize and report the information required in the Company's annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Company has evaluated the effectiveness of these disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to accomplish their purpose. No significant changes were made to these internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

         Appearing immediately following the signatures section of this quarterly report are certifications by our Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For information concerning certain legal proceedings see Note 7 of the financial statements.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         Accompanying the filing of this Form 10-Q for the quarterly period ended March 31, 2003, we have provided to the Securities and Exchange Commission the Certifications of the Chief Executive Officer and the Chief Financial Officer required pursuant to 18 U.S.C. Section 1359, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.18 Severance Agreement and Release between the Company and Andrew W. Brauninger.

                  10.19    Seabulk International, Inc. Executive Deferred
                           Compensation Plan

                  10.20    Summary Provisions of the Seabulk International, Inc.
                           Management Annual Incentive Compensation Plan

                  99.1     Certification of Principal Executive Officer

                  99.2     Certification of Principal Financial Officer

         (b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

                  1. The Company filed a Current Report on Form 8-K dated February 25, 2003. Item 5 was reported and no financial statements were filed.

                  2. The Company filed a Current Report on Form 8-K dated March 10, 2003. Item 5 was reported and no financial statements were filed.

                  3. The Company filed a Current Report on Form 8-K dated March 31, 2003. Item 5 was reported and no financial statements were filed.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI
-------------------------------------
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date: May 14, 2003

                                CERTIFICATION OF
                  GERHARD E. KURZ, PRINCIPAL EXECUTIVE OFFICER
                         OF SEABULK INTERNATIONAL, INC.
                         PURSUANT TO 18 U.S.C. SS.. 1350

1. I, Gerhard E. Kurz, certify that I have reviewed this quarterly report on Form 10-Q of Seabulk International, Inc.

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

Date: May 14, 2003

                                       /s/ Gerhard E. Kurz
                                       -----------------------------------------
                                       Name: Gerhard E. Kurz
                                       Title: Chairman, President and
                                       Chief Executive Officer

                                CERTIFICATION OF
                VINCENT J. DESOSTOA, PRINCIPAL FINANCIAL OFFICER
                         OF SEABULK INTERNATIONAL, INC.
                        PURSUANT TO 18 U.S.C. SS.. 1350

1. I, Vincent J. deSostoa, certify that I have reviewed this quarterly report on Form 10-Q of Seabulk International, Inc.

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

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

                                        /s/  Vincent J. deSostoa
                                       -----------------------------------------
                                       Name: Vincent J. deSostoa
                                       Title: Senior Vice President and
                                       Chief Financial Officer