Form 10-Q
period 2003-06-30
SEABULK INTERNATIONAL INC
filed 2003-08-14
CIK 922341

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

THERE WERE 23,317,735 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT AUGUST 1, 2003.

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

              Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002........................1

              Condensed Consolidated Statements of Operations for the three and six months ended
              June 30, 2003 and 2002..............................................................................2

              Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 2003 and 2002..............................................................................3

              Notes to Condensed Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................18

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..................................................29

Item 4.   Controls and Procedures................................................................................29

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................30

Item 2.  Changes in Securities ..................................................................................30

Item 3.  Default Upon Senior Securities..........................................................................30

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................30

Item 5.  Other Information.......................................................................................31

Item 6.  Exhibits and Reports on Form 8-K........................................................................31

Signature........................................................................................................32


As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)



                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   2003              2002
                                                                                ---------          ---------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................         $  49,078          $  37,188
   Restricted cash ....................................................             1,337              1,337
   Trade accounts receivable, net of allowance for doubtful accounts of
    $4,652 and $5,243 in 2003 and 2002, respectively ..................            44,803             45,987
   Other receivables ..................................................            16,639             13,485
   Marine operating supplies ..........................................             7,662              8,139
   Prepaid expenses and other .........................................             3,683              2,702
                                                                                ---------          ---------
     Total current assets .............................................           123,202            108,838

Vessels and equipment, net ............................................           540,637            545,169
Deferred costs, net ...................................................            33,751             38,228
Other .................................................................            11,253             10,860
                                                                                ---------          ---------
     Total assets .....................................................         $ 708,843          $ 703,095
                                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................         $   8,939          $  11,343
   Current maturities of long-term debt ...............................            23,690             24,315
   Current obligations under capital leases ...........................             3,504              3,005
   Accrued interest ...................................................             1,735              1,733
   Accrued liabilities and other ......................................            45,401             42,181
                                                                                ---------          ---------
     Total current liabilities ........................................            83,269             82,577

Long-term debt ........................................................           405,964            410,858
Obligations under capital leases ......................................            34,019             28,748
Other liabilities .....................................................             3,463              3,489
                                                                                ---------          ---------
     Total liabilities ................................................           526,715            525,672

Commitments and contingencies

Minority interest .....................................................               848                623

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and
     outstanding ......................................................                --                 --
   Common stock -- $.01 par value, authorized 40,000 shares; 23,318 and 23,124 shares issued and outstanding in 2003 and 2002,
       respectively ...................................................               233                231
   Additional paid-in capital .........................................           258,981            258,016
   Unearned compensation ..............................................              (832)               (99)
   Accumulated deficit ................................................           (77,102)           (81,348)
                                                                                ---------          ---------
     Total stockholders' equity .......................................           181,280            176,800
                                                                                ---------          ---------
       Total liabilities and stockholders' equity .....................         $ 708,843          $ 703,095
                                                                                =========          =========



SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                                --------------------------          ----------------------------
                                                                  2003              2002               2003               2002
                                                                --------          --------          ---------          ---------
Revenue ...............................................         $ 79,924          $ 81,639          $ 157,153          $ 164,838
Operating expenses:
   Crew payroll and benefits ..........................           20,939            21,854             42,319             44,630
   Charter hire .......................................            1,923             1,912              3,649              3,709
   Repairs and maintenance ............................            6,464             8,041             12,197             14,805
   Insurance ..........................................            2,739             2,603              4,943              5,376
   Fuel and consumables ...............................            6,106             7,586             12,245             14,915
   Port charges and other .............................            4,410             4,744              8,600              9,046
                                                                --------          --------          ---------          ---------
     Total operating expenses .........................           42,581            46,740             83,953             92,481
Overhead expenses:
   Salaries and benefits ..............................            6,023             5,727             11,890             11,554
   Office .............................................            1,198             1,309              2,417              2,593
   Professional fees ..................................              694               858              1,604              1,443
   Other ..............................................            1,513             1,832              2,847              3,068
                                                                --------          --------          ---------          ---------
     Total overhead expenses ..........................            9,428             9,726             18,758             18,658
Depreciation, amortization and drydocking .............           15,923            16,633             32,417             33,191
                                                                --------          --------          ---------          ---------
Income from operations ................................           11,992             8,540             22,025             20,508
Other (expense) income:
   Interest expense ...................................           (8,238)          (12,365)           (16,301)           (25,078)
   Interest income ....................................              123                75                209                137
   Minority interest in gains of subsidiaries .........             (199)             (216)              (227)              (117)
   Gain on disposal of assets, net ....................              386             1,482              1,183              1,354
   Other ..............................................              (88)             (142)               (65)               (49)
                                                                --------          --------          ---------          ---------
     Total other expense, net .........................           (8,016)          (11,166)           (15,201)           (23,753)
                                                                --------          --------          ---------          ---------
Income (loss) before provision for income taxes .......            3,976            (2,626)             6,824             (3,245)
Provision for income taxes ............................            1,316             1,741              2,578              3,408
                                                                --------          --------          ---------          ---------
     Net income (loss) ................................         $  2,660          $ (4,367)         $   4,246          $  (6,653)
                                                                ========          ========          =========          =========

Net income (loss) per common share:
   Net income (loss) per common share - basic .........         $   0.11          $  (0.41)         $    0.18          $   (0.63)
                                                                ========          ========          =========          =========
   Net income (loss) per common share - diluted .......         $   0.11          $  (0.41)         $    0.18          $   (0.63)
                                                                ========          ========          =========          =========

   Weighted average common shares outstanding - basic .           23,182            10,529             23,142             10,494
                                                                ========          ========          =========          =========
   Weighted average common shares outstanding - diluted           23,640            10,529             23,538             10,494
                                                                ========          ========          =========          =========



SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        --------------------------
                                                                                          2003              2002
                                                                                        --------          --------
OPERATING ACTIVITIES:
  Net income (loss) ...........................................................         $  4,246          $ (6,653)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment .................           21,391            22,139
       Amortization of drydocking costs .......................................           11,026            11,052
       Provision for (recovery of) bad debts ..................................             (351)              147
       Gains on disposal of assets ............................................           (1,183)           (1,354)
       Amortization of discount on long-term debt and financing costs .........              748             2,378
       Minority interest in gains of subsidiaries .............................              227               117
       Senior and notes payable issued for payment of accrued interest and fees               --               626
       Other non-cash items ...................................................              105               146
       Changes in operating assets and liabilities:
           Trade accounts and other receivables ...............................           (1,968)            5,661
           Other current and long-term assets .................................           (1,317)            2,557
           Accounts payable and other liabilities .............................              588            (2,036)
                                                                                        --------          --------
             Net cash provided by operating activities ........................           33,512            34,780

INVESTING ACTIVITIES:
  Expenditures for drydocking .................................................           (7,103)          (12,072)
  Proceeds from disposals of assets ...........................................            8,259            10,882
  Purchases of vessels and equipment ..........................................          (22,535)           (2,204)
  Investment in Joint Venture .................................................             (400)               --
                                                                                        --------          --------
     Net cash used in investing activities ....................................          (21,779)           (3,394)

FINANCING ACTIVITIES:
  Net payments of revolving credit facility ...................................               --            (4,281)
  Payments of existing credit facility ........................................           (5,000)               --
  Proceeds from long-term debt ................................................            6,525                --
  Payments of long-term debt ..................................................           (3,349)          (18,604)
  Payments of Title XI bonds ..................................................           (3,695)           (3,547)
  Payments of deferred financing costs ........................................              (61)               --
  Net proceeds from sale leaseback ............................................           13,274                --
  Payments of obligations under capital leases ................................           (7,666)           (1,576)
  Capitalized issue costs related to issuance of common stock .................              (27)             (328)
  Proceeds from exercise of stock options .....................................              155                --
  Proceeds from exercise of warrants ..........................................                1                 1
                                                                                        --------          --------
     Net cash provided by (used in) financing activities ......................              157           (28,335)
                                                                                        --------          --------
  Change in cash and cash equivalents .........................................           11,890             3,051
  Cash and cash equivalents at beginning of period ............................           37,188            11,631
                                                                                        --------          --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................         $ 49,078          $ 14,682
                                                                                        ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Senior and notes payable issued for payment of accrued interest and fees ....         $     --          $    626
                                                                                        ========          ========
  Vessels exchanged for drydock expenditures ..................................         $     --          $    900
                                                                                        ========          ========
  Reactivation of two vessels previously classified as assets held for sale ...         $     --          $  1,682
                                                                                        ========          ========


SEE ACCOMPANYING NOTES.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Except net income (loss), the Company has no material components of comprehensive income (loss).

         Certain financial statement reclassifications have been made to conform prior period data to the 2003 financial statement presentation.

2.  SENIOR NOTES OFFERING

         On August 5, 2003, the Company completed the offering of $150 million of Senior Notes ("Notes") due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company's indebtedness under its existing $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The average interest rate on the Notes sold to private institutional investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Company's U.S. subsidiaries. The Notes are subject to certain covenants, including, among other things, limiting the Parent's and certain U.S. subsidiaries' ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets.

         In connection with the Notes offering, the Company amended and restated its existing $180 million credit facility. The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The amended credit facility is subject to semi-annual reductions commencing February 5, 2004. It is secured by first liens on certain of the Company's vessels (excluding vessels financed with Title XI financing and some of its other vessels) and stock of certain subsidiaries and will be guaranteed by certain subsidiaries. The amended credit facility is subject to various financial covenants, including minimum ratios of adjusted EBITDA to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA.

3.  VESSEL ACQUISITIONS

         In January 2003, the Company took delivery of the SEABULK AFRICA, a newbuild, state-of-the art, 236-foot, 5,500 horsepower UT-755L platform supply vessel. The vessel has joined the Company's West African fleet. The SEABULK AFRICA and related improvements were acquired for cash of approximately $17.8 million and financed in April 2003 by means of a sale leaseback arrangement with TransAmerica Capital for a lease term of 10 years, under which the Company will have an option to acquire the vessel after 8 years at a fixed price. The lease will be accounted for as a capital lease.

         The Company also took delivery of two newbuild vessels as bareboat charterer in February and March 2003. The SEABULK BADAMYAR is a 3800-horsepower anchor handling tug/supply vessel and SEABULK NILAR is a 3800-horsepower platform supply vessel. The Company is bareboat chartering the vessels from the shipbuilder, the Labroy Group in Indonesia, for deployment under time charters with a major international oil company in the Southeast Asia market. The term of each bareboat charter is three years with an option to purchase the vessel at fair market value at the end of the term. The leases will be accounted for as operating leases.

         In April 2003, the Company terminated a capital lease with TA Marine Inc. for the SEABULK ARIZONA and acquired the vessel for $6.9 million. The SEABULK ARIZONA is a 1998 built, 205-foot, 4,200 horsepower supply vessel. Financing was in the form of a 5-year, $6.5 million term loan provided by Orix Financial Services, Inc. with an interest rate of 5.81%.

         In June 2003, the Company purchased a Brazilian flag line handling vessel for operations in Brazil for $2.5 million. The Company also executed a vessel construction agreement in April 2003, through its newly formed Brazilian subsidiary, with a Brazilian shipyard for the construction of a modern platform supply vessel for a purchase price of $16.6 million for offshore energy support operations in Brazil. This vessel is expected to be completed in the third quarter of 2004. As of June 30, 2003, the Company had spent approximately $800,000 on the construction of the vessel. In August 2003, the Company entered into a second construction agreement with the same yard, Promar, for a second identical vessel, to be delivered in the fourth quarter of 2004, for $16.5 million. In anticipation of such operations, the Company has established a Brazilian subsidiary called Seabulk Offshore do Brazil S.A.

         The Company anticipates entering into a 5-year bareboat charter with purchase option for a newly built anchor handler. It is expected that this vessel will be deployed in West Africa.

4.  JOINT VENTURE AGREEMENTS

         In March 2003, the Company formed a joint venture company in Nigeria, named Modant Seabulk Nigeria Limited, with CTC International, Inc., a company owned by Nigerian interests. The Company has a 40% interest in Modant Seabulk Nigeria Limited. The Company also sold five of its crewboats operating in Nigeria to joint venture companies related to CTC International in April 2003 for $2 million. As a part of the proceeds of sale, the Company invested $400,000 and acquired a 20% interest in these joint venture companies. Modant Seabulk Nigeria Limited operates the crewboats. Seabulk Offshore provides certain management services for the joint venture. The Company has not guaranteed any debt of the joint venture nor is the Company required to provide additional funding.

         The Company anticipates entering into a joint venture with an Angolan company for vessel operations in Angola.

5.  INCOME TAXES

         For the three and six months ended June 30, 2003 and 2002, a gross deferred tax liability and benefit, respectively, was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at June 30, 2003 and 2002 to reduce the net deferred tax assets to an amount that will more likely than not be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three and six-month periods ended June 30, 2003 and 2002 represents taxes withheld on foreign source revenue.

6.  NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                      -------------------------          ------------------------
                                                                        2003              2002             2003             2002
                                                                      -------         ---------          -------         --------
                                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Numerator for basic and diluted net income (loss) per share -
  net income (loss) available to common shareholders ........         $ 2,660         $  (4,367)         $ 4,246         $ (6,653)
                                                                      =======         =========          =======         ========

Denominator for basic net income per share-weighted
   average shares ...........................................          23,182            10,529           23,142           10,494

Effects of dilutive securities:
Stock options ...............................................             268                --              196               --
Warrants ....................................................             164                --              186               --
Restricted shares ...........................................              26                --               14               --
                                                                      -------         ---------          -------         --------
Dilutive potential common shares ............................             458                --              396               --
                                                                      -------         ---------          -------         --------
Denominator for diluted net income per share-adjusted
   weighted average shares and assumed conversions ..........          23,640            10,529           23,538           10,494
                                                                      =======         =========          =======         ========

Net income (loss) per share - basic .........................         $  0.11         $   (0.41)         $  0.18         $  (0.63)
                                                                      =======         =========          =======         ========

Net income (loss) per share - diluted .......................         $  0.11         $   (0.41)         $  0.18         $  (0.63)
                                                                      =======         =========          =======         ========



         The weighted average diluted common shares outstanding for the three and six months ended June 30, 2003 and 2002 excludes 100,000 and 820,334 options, respectively. Additionally, 250,000 and 459,775 warrants are excluded from the weighted average diluted common shares outstanding for the three and six months ended June 30, 2003 and 2002, respectively. These common stock equivalents are excluded because they are antidilutive.

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

         TOWING (Seabulk Towing) - Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualties or other emergencies.

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

         The following schedules present segment and geographic information about the Company's operations (in thousands):


                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                               ------------------------      -------------------------
                                                 2003           2002            2003            2002
                                               --------       --------       ---------       ---------
REVENUE
  Offshore energy support ...............      $ 39,230       $ 44,061       $  77,068       $  87,372
  Marine transportation services ........        31,750         29,656          61,927          61,581
  Towing ................................         9,012          7,983          18,301          16,043
  Eliminations(1) .......................           (68)           (61)           (143)           (158)
                                               --------       --------       ---------       ---------
     TOTAL ..............................      $ 79,924       $ 81,639       $ 157,153       $ 164,838
                                               ========       ========       =========       =========

OPERATING EXPENSES
  Offshore energy support ...............      $ 23,015       $ 25,092       $  46,217       $  48,682
  Marine transportation services ........        14,113         16,532          27,770          34,202
  Towing ................................         5,521          4,879          10,109           9,446
  General Corporate .....................            --            298              --             309
  Eliminations(1) .......................           (68)           (61)           (143)           (158)
                                               --------       --------       ---------       ---------
     TOTAL ..............................      $ 42,581       $ 46,740       $  83,953       $  92,481
                                               ========       ========       =========       =========

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support ...............      $  9,901       $ 11,216       $  20,590       $  21,718
  Marine transportation services ........         4,604          4,514           9,158           9,062
  Towing ................................           992            810           1,818           1,570
  General corporate .....................           426             93             851             841
                                               --------       --------       ---------       ---------
     TOTAL ..............................      $ 15,923       $ 16,633       $  32,417       $  33,191
                                               ========       ========       =========       =========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support ...............      $  1,724       $  3,320       $     962       $   8,437
  Marine transportation services ........        11,964          7,327          23,047          15,583
  Towing ................................         1,242          1,181           3,895           2,763
  General corporate .....................        (2,938)        (3,288)         (5,879)         (6,275)
                                               --------       --------       ---------       ---------
     TOTAL ..............................      $ 11,992       $  8,540       $  22,025       $  20,508
                                               ========       ========       =========       =========

NET INCOME (LOSS)
  Offshore energy support ...............      $ (2,160)      $ (4,979)      $  (6,264)      $  (7,445)
  Marine transportation services ........         7,343          3,571          14,014           6,258
  Towing ................................           369           (128)          2,334             151
  General Corporate .....................        (2,892)        (2,831)         (5,838)         (5,617)
                                               --------       --------       ---------       ---------
     TOTAL ..............................      $  2,660       $ (4,367)      $   4,246       $  (6,653)
                                               ========       ========       =========       =========

GEOGRAPHIC REVENUE
  Domestic ..............................      $ 51,022       $ 49,353       $  99,249       $ 102,923
  Foreign
      West Africa .......................        19,765         22,455          39,729          42,871
      Middle East .......................         5,356          5,780          10,833          11,839
      Southeast Asia ....................         3,781          4,051           7,342           7,205
                                               --------       --------       ---------       ---------
CONSOLIDATED GEOGRAPHIC REVENUE .........      $ 79,924       $ 81,639       $ 157,153       $ 164,838
                                               ========       ========       =========       =========

-------------
(1) Eliminations of intersegment towing revenue and intersegment marine transportation operating expense.

  8.  COMMITMENTS AND CONTINGENCIES

         Under United States law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed three reports with and submitted documents to the Office of Foreign Asset Control ("OFAC") of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

         The Company was sued by Maritime Transportation Development Corporation
(MTDC) in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on two of its vessels, the SEABULK MAGNACHEM and SEABULK CHALLENGER, under an alleged broker commission agreement. MTDC was controlled by the founders of the Company's predecessor company. The claim allegedly continues to accrue. The amount alleged to be due is over $500,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges and believes that it has good defenses, but the Company cannot predict the ultimate outcome.

         Under the Company's mutual protection and indemnity marine insurance policy, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by its marine insurance club (Steamship). The maximum potential amount of additional premiums that can be assessed by Steamship is substantial, however, additional premiums can only be assessed for open policy years. Steamship usually closes a policy year approximately three years after the policy year has ended. As of August 1, 2003, completed policy years 2000 - 2002 are still open, but there have been no additional premiums assessed for these policy years. The Company will record a liability for any such additional premiums when they are assessed and the amount can be reasonably estimated.

         From time to time, the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of its business. Protection and indemnity marine liability insurance covers large claims in excess of the Company's significant deductibles and self-insured retentions.

9.  STOCK-BASED COMPENSATION

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



                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                ----------------------------------     -------------------------------
                                                       2003               2002               2003             2002
                                                ---------------    ---------------     --------------    -------------
Net income (loss), as reported .............    $         2,660    $        (4,367)    $        4,246    $      (6,653)
Stock-based compensation expense
    determined under the fair value method .    $          (473)   $          (531)    $         (697)   $        (769)
                                                ---------------    ---------------     --------------    -------------
Pro forma net income (loss) ................    $         2,187    $        (4,898)    $        3,549    $      (7,422)
                                                ===============    ===============     ==============    =============

Net income (loss) per common share:
    Basic-as reported ......................    $          0.11    $         (0.41)    $         0.18    $       (0.63)
                                                ===============    ===============     ==============    =============
    Basic-pro forma ........................    $          0.09    $         (0.47)    $         0.15    $       (0.71)
                                                ===============    ===============     ==============    =============

    Diluted-as reported ....................    $          0.11    $         (0.41)    $         0.18    $       (0.63)
                                                ===============    ===============     ==============    =============
    Diluted-pro forma ......................    $          0.09    $         (0.47)    $         0.15    $       (0.71)
                                                ===============    ===============     ==============    =============


10.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write-off as a change in accounting principle ($23.2 million as of June 30, 2003). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined the impact that the adoption of FIN 46 will have on its financial position, results of operations or cash flows.

11.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         On August 5, 2003, the Company completed the offering of $150 million of Senior Notes due 2013 through a private placement eligible for resale under Rule 144 A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company's indebtedness under its existing $180 million credit facility.

         The restricted subsidiaries presented below represent the Company's subsidiaries that will be subject to the terms and conditions outlined in the indenture governing the Senior Notes. Only certain of the restricted subsidiaries, representing the domestic restricted subsidiaries, will guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor unrestricted subsidiaries presented below represent the subsidiaries that own the five double-hull tankers which are financed by the Title XI debt with recourse to these tankers and the subsidiaries that own them. These subsidiaries are designated as unrestricted subsidiaries under the indenture governing the Senior Notes and will not guarantee the notes.

         Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries for the senior notes is presented below.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                    AS OF JUNE 30, 2003
                                               --------------------------------------------------------------------------------
                                                                            NON-           NON-
                                                            GUARANTOR     GUARANTOR     GUARANTOR
                                                            RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                                PARENT     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                ------     ------------  ------------  ------------  ------------  ------------

ASSETS
Current assets:
  Cash and cash equivalents ..............     $  22,520      $  1,608     $  6,700     $ 18,250     $      --      $  49,078
  Restricted cash ........................            --            --        1,337           --            --          1,337
  Accounts receivable:
     Trade, net ..........................           263        13,646       29,299        1,595            --         44,803
     Insurance claims and other ..........           861         4,882       10,371          525            --         16,639
  Marine operating supplies ..............          (739)        2,973        3,230        2,198            --          7,662
   Due (to) from affiliates ..............            --        58,873      124,554       12,541      (195,968)            --
  Prepaid expenses and other .............           448           478        2,267          490            --          3,683
                                               ---------      --------     --------     --------     ---------      ---------
     Total current assets ................        23,353        82,460      177,758       35,599      (195,968)       123,202
Vessels and equipment, net ...............        38,341       173,442      107,079      221,775            --        540,637
Deferred costs, net ......................         6,586         8,744       12,126        6,295            --         33,751
Investments in affiliates ................       515,777            --           --           --      (515,777)            --
Other ....................................         1,896         2,129        1,843        5,385            --         11,253
                                               ---------      --------     --------     --------     ---------      ---------
     Total assets ........................     $ 585,953      $266,775     $298,806     $269,054     $(711,745)     $ 708,843
                                               =========      ========     ========     ========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable .......................     $     603      $  2,120     $  6,216     $     --     $      --      $   8,939
  Current maturities of long-term debt ...        16,086         2,768           --        4,836            --         23,690
  Current obligations under capital leases         1,007         2,497           --           --            --          3,504
  Accrued interest .......................           758           308           --          669            --          1,735
  Due (to) from affiliates ...............       192,443            --           --           --      (192,443)            --
  Accrued liabilities and other ..........         8,531         4,010       32,111          749            --         45,401
                                               ---------      --------     --------     --------     ---------      ---------
     Total current liabilities ...........       219,428        11,703       38,327        6,254      (192,443)        83,269

Long-term debt ...........................       171,375        26,027           --      208,562            --        405,964
Obligations under capital leases .........        12,102        21,917           --           --            --         34,019
Other liabilities ........................         1,768           565        1,082           48            --          3,463
                                               ---------      --------     --------     --------     ---------      ---------
       Total liabilities .................       404,673        60,212       39,409      214,864      (192,443)       526,715

Commitments and contingencies

Minority interest ........................            --            --           --           --           848            848

   Total stockholders' equity (deficit) ..       181,280       206,563      259,397       54,190      (520,150)       181,280
                                               ---------      --------     --------     --------     ---------      ---------
     Total liabilities and stockholders'
         equity (deficit) ................     $ 585,953      $266,775     $298,806     $269,054     $(711,745)     $ 708,843
                                               =========      ========     ========     ========     =========      =========


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)



                                                                            AS OF DECEMBER 31, 2002
                                               --------------------------------------------------------------------------------
                                                                            NON-           NON-
                                                            GUARANTOR     GUARANTOR     GUARANTOR
                                                            RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                                PARENT     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                ------     ------------  ------------  ------------  ------------  ------------


ASSETS
Current assets:
  Cash and cash equivalents ..............     $  12,316      $    426     $  4,802     $ 19,644     $      --      $ 37,188
  Restricted cash ........................            --            --        1,337           --            --         1,337
    Accounts Receivable:
       Trade, net ........................           580        15,774       28,239        1,394            --        45,987
       Insurance claims and other ........           797         3,417        8,890          381            --        13,485
    Marine operating supplies ............          (719)        3,099        3,504        2,255            --         8,139
    Due (to) from affiliates .............            --        63,142      134,054           --      (197,196)           --
    Prepaid expenses and other ...........           652           831        1,033          186            --         2,702
                                               ---------      --------     --------     --------     ---------      --------
       Total current assets ..............        13,626        86,689      181,859       23,860      (197,196)      108,838

Vessels and equipment, net ...............        40,784       184,917       93,259      226,209            --       545,169
Deferred costs, net ......................         8,243         9,368       13,715        6,902            --        38,228
Investments in affiliates ................       513,909        30,504           --           --      (544,413)           --
Other ....................................         1,931         3,165        5,345          419            --        10,860
                                               ---------      --------     --------     --------     ---------      --------
      Total assets .......................     $ 578,493      $314,643     $294,178     $257,390     $(741,609)     $703,095
                                               =========      ========     ========     ========     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities:
  Accounts payable .......................     $   3,094      $  2,397     $  5,783     $     69     $      --      $ 11,343
  Current maturities of long-term debt ...        17,586         2,055           --        4,674            --        24,315
  Current obligations under capital leases            --         3,005           --           --            --         3,005
  Accrued interest .......................           671           393           --          669            --         1,733
  Due (to) from affiliates ...............       189,946        10,567           --          206      (200,719)           --
  Accrued liabilities and other ..........        10,013         3,824       27,520          824            --        42,181
                                               ---------      --------     --------     --------     ---------      --------
      Total current liabilities ..........       221,310        22,241       33,303        6,442      (200,719)       82,577

Long-term debt ...........................       178,500        21,337           --      211,021            --       410,858
Obligations under capital leases .........            --        28,748           --           --            --        28,748
Other liabilities ........................         1,883           616          944           46            --         3,489
                                               ---------      --------     --------     --------     ---------      --------
      Total liabilities ..................       401,693        72,942       34,247      217,509      (200,719)      525,672
                                               ---------      --------     --------     --------     ---------      --------

Commitments and contingencies

Minority interest ........................            --            --           --           --           623           623

  Total stockholders' equity (deficit) ...       176,800       241,701      259,931       39,881      (541,513)      176,800
                                               ---------      --------     --------     --------     ---------      --------
    Total liabilities and stockholders'
          equity (deficit) ...............     $ 578,493      $314,643     $294,178     $257,390     $(741,609)     $703,095
                                               =========      ========     ========     ========     =========      ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                  THREE MONTHS ENDED JUNE 30, 2003
                                          --------------------------------------------------------------------------------
                                                                       NON-           NON-
                                                       GUARANTOR     GUARANTOR     GUARANTOR
                                                       RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                           PARENT     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                           ------     ------------  ------------  ------------  ------------  ------------


Revenue .........................       $ 11,872        $ 23,249        $ 28,902        $ 15,920        $(19)       $ 79,924

Operating expenses ..............          5,720          14,800          15,751           6,329         (19)         42,581
Overhead expenses ...............          2,865           2,586           3,535             442          --           9,428
Depreciation, amortization and
    drydocking ..................          1,929           4,530           7,082           2,382          --          15,923
                                        --------        --------        --------        --------        ----        --------
Income from operations ..........          1,358           1,333           2,534           6,767          --          11,992
Other expense, net ..............           (121)         (2,752)         (1,192)         (3,951)         --          (8,016)
                                        --------        --------        --------        --------        ----        --------
Income (loss) before income taxes          1,237          (1,419)          1,342           2,816          --           3,976
Provision for income taxes ......             --              --           1,316              --          --           1,316
                                        --------        --------        --------        --------        ----        --------
Net income (loss) ...............       $  1,237        $ (1,419)       $     26        $  2,816        $ --        $  2,660
                                        ========        ========        ========        ========        ====        ========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)




                                                                THREE MONTHS ENDED JUNE 30, 2002
                                          --------------------------------------------------------------------------------
                                                                       NON-           NON-
                                                       GUARANTOR     GUARANTOR     GUARANTOR
                                                       RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                           PARENT     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                           ------     ------------  ------------  ------------  ------------  ------------


Revenue .........................       $ 9,770        $ 24,191        $ 32,287        $ 15,405        $(14)       $ 81,639

Operating expenses ..............         7,302          14,499          17,863           7,090         (14)         46,740
Overhead expenses ...............         2,910           3,230           3,193             393          --           9,726
Depreciation, amortization and
    Drydocking ..................         1,956           4,737           7,545           2,395          --          16,633
                                        -------        --------        --------        --------        ----        --------
Income (loss) from operations ...        (2,398)          1,725           3,686           5,527          --           8,540
Other expense, net ..............          (321)         (2,678)         (4,156)         (4,011)         --         (11,166)
                                        -------        --------        --------        --------        ----        --------
Income (loss) before income taxes        (2,719)           (953)           (470)          1,516          --          (2,626)
Provision for income taxes ......            --              --           1,741              --          --           1,741
                                        -------        --------        --------        --------        ----        --------
Net income (loss) ...............       $(2,719)       $   (953)       $ (2,211)       $  1,516        $ --        $ (4,367)
                                        =======        ========        ========        ========        ====        ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                                       SIX MONTHS ENDED JUNE 30, 2003
                                          ------------------------------------------------------------------------------------
                                                                        NON-            NON-
                                                     GUARANTOR        GUARANTOR      GUARANTOR
                                                     RESTRICTED       RESTRICTED    UNRESTRICTED                 CONSOLIDATED
                                         PARENT     SUBSIDIARIES     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                         ------     ------------     ------------   ------------   ------------  ------------


Revenue .........................       $ 23,757      $ 44,822         $ 57,904         $ 30,723        $(53)       $ 157,153

Operating expenses ..............         11,775        28,464           31,777           11,990         (53)          83,953
Overhead expenses ...............          5,709         5,340            6,907              802          --           18,758
Depreciation, amortization and
    drydocking ..................          3,867         9,314           14,473            4,763          --           32,417
                                        --------      --------         --------         --------        ----        ---------
Income from operations ..........          2,406         1,704            4,747           13,168          --           22,025
Other expense, net ..............            (27)       (4,586)          (2,701)          (7,887)         --          (15,201)
                                        --------      --------         --------         --------        ----        ---------
Income (loss) before income taxes          2,379        (2,882)           2,046            5,281          --            6,824
Provision for income taxes ......             --            --            2,578               --          --            2,578
                                        --------      --------         --------         --------        ----        ---------
Net income (loss) ...............       $  2,379      $ (2,882)        $   (532)        $  5,281        $ --        $   4,246
                                        ========      ========         ========         ========        ====        =========





                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)


                                                                       SIX MONTHS ENDED JUNE 30, 2002
                                          ------------------------------------------------------------------------------------
                                                                        NON-            NON-
                                                       GUARANTOR      GUARANTOR      GUARANTOR
                                                       RESTRICTED     RESTRICTED    UNRESTRICTED                 CONSOLIDATED
                                           PARENT     SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                           ------     ------------   ------------   ------------   ------------  ------------


Revenue ..........................         $ 20,133       $ 52,125       $ 61,915       $ 30,711       $(46)      $ 164,838

Operating expenses ...............           13,481         31,895         33,121         14,030        (46)         92,481
Overhead expenses ................            5,676          5,876          6,129            977         --          18,658
Depreciation, amortization and
  drydocking......................            3,935         10,148         14,310          4,798         --          33,191
                                           --------       --------       --------       --------       ----       ---------
Income (loss) from operations ....           (2,959)         4,206          8,355         10,906         --          20,508
Other expense, net ...............             (703)        (7,352)        (7,640)        (8,058)        --         (23,753)
                                           --------       --------       --------       --------       ----       ---------
Income (loss) before income taxes            (3,662)        (3,146)           715          2,848         --          (3,245)
Provision for income taxes .......               --             --          3,408             --         --           3,408
                                           --------       --------       --------       --------       ----       ---------
Net income (loss) ................         $ (3,662)      $ (3,146)      $ (2,693)      $  2,848       $ --       $  (6,653)
                                           ========       ========       ========       ========       ====       =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                       SIX MONTHS ENDED JUNE 30, 2003
                                                 -----------------------------------------------------------------------------------
                                                                               NON-            NON-
                                                              GUARANTOR      GUARANTOR      GUARANTOR
                                                              RESTRICTED     RESTRICTED    UNRESTRICTED                 CONSOLIDATED
                                                  PARENT     SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                  ------     ------------   ------------   ------------   ------------  ------------


Net cash provided by operating
     Activities ............................     $  6,939      $ 3,681      $ 21,989      $    903           $    --     $ 33,512

INVESTING ACTIVITIES:
   Expenditures for drydocking .............          (65)      (3,115)       (3,923)           --                --       (7,103)
   Proceeds from disposals of assets .......           --        3,607         4,652            --                --        8,259
   Purchases of vessels and equipment ......       (1,059)      (1,056)      (20,420)           --                --      (22,535)
   Investment in Joint Venture .............           --           --          (400)           --                --         (400)
                                                 --------      -------      --------      --------           -------     --------
   Net cash used in financing activities ...       (1,124)        (564)      (20,091)           --                --      (21,779)

FINANCING ACTIVITIES:
   Payments of existing Credit Facility ....       (5,000)          --            --            --                --       (5,000)
   Proceeds from long-term debt ............           --        6,525            --            --                --        6,525
   Payments of long-term debt ..............       (2,551)        (798)           --            --                --       (3,349)
   Payments of Title XI bonds ..............       (1,075)        (323)           --        (2,297)               --       (3,695)
   Payments of deferred financing costs ....          (61)          --            --            --                --          (61)
   Net proceeds from sale leaseback ........       13,274           --            --            --                --       13,274
   Payments of obligations under capital
     leases ................................         (327)      (7,339)           --            --                --       (7,666)
   Capitalized issue costs related to
   Issuance of common stock ................          (27)          --            --            --                --          (27)
   Proceeds from exercise of stock options .          155           --            --            --                --          155
   Proceeds from exercise of warrants ......            1           --            --            --                --            1
                                                 --------      -------      --------      --------           -------     --------
   Net cash provided by  (used in) financing
     activities ............................        4,389       (1,935)           --        (2,297)               --          157
                                                 --------      -------      --------      --------           -------     --------
   Increase (decrease) in cash and cash
     equivalents ...........................       10,204        1,182         1,898        (1,394)               --       11,890
  Cash and cash equivalents at beginning of
   period ..................................       12,316          426         4,802        19,644                --       37,188
                                                 --------      -------      --------      --------           -------     --------
  Cash and cash equivalents at end of
     period ................................     $ 22,520      $ 1,608      $  6,700      $ 18,250           $    --     $ 49,078
                                                 ========      =======      ========      ========           =======     ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                            SIX MONTHS ENDED JUNE 30, 2002
                                               ------------------------------------------------------------------------------------
                                                                             NON-            NON-
                                                            GUARANTOR      GUARANTOR      GUARANTOR
                                                            RESTRICTED     RESTRICTED    UNRESTRICTED                 CONSOLIDATED
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                ------     ------------   ------------   ------------   ------------  ------------


Net cash provided by (used in) operating
 activities .................................  $ 22,161         $  (336)     $ 6,691      $  6,264      $        --     $ 34,780

INVESTING ACTIVITIES:
 Expenditures for drydocking ................    (1,375)         (2,589)      (8,021)          (87)              --      (12,072)
 Proceeds from disposals of assets ..........        --           7,213        2,165         1,504               --       10,882
 Purchases of vessels and equipment .........      (137)         (1,755)        (312)           --               --       (2,204)
                                               --------         -------      -------      --------      -----------     --------
 Net cash provided by (used in)  investing
  activities ................................    (1,512)          2,869       (6,168)        1,417               --       (3,394)

FINANCING ACTIVITIES:
 Net repayment of revolving credit facility .    (4,281)             --           --            --               --       (4,281)
 Payments of long-term borrowings ...........   (17,970)           (634)          --            --               --      (18,604)
 Payments of Title XI bonds .................    (1,075)           (323)          --        (2,149)              --       (3,547)
 Payments of obligations under capital
    leases ..................................        --          (1,576)          --            --               --       (1,576)
 Capitalization issue costs related to
    issuance of common stock ................      (328)             --           --            --               --         (328)
 Proceeds from exercise of warrants .........         1              --           --            --               --            1
                                               --------         -------      -------      --------      -----------     --------
 Net cash used in financing activities ......   (23,653)         (2,533)          --        (2,149)              --      (28,335)
                                               --------         -------      -------      --------      -----------     --------
  Increase (decrease) in cash and cash
    equivalents .............................    (3,004)             --          523         5,532               --        3,051
  Cash and cash equivalents at beginning of
   period ...................................       250             284        3,888         7,209               --       11,631
                                               --------         -------      -------      --------      -----------     --------
  Cash and cash equivalents at end of
    period ..................................  $ (2,754)        $   284      $ 4,411      $ 12,741      $        --     $ 14,682
                                               ========         =======      =======      ========      ===========     ========


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

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write off the net book value of the deferred drydocking costs and record the write off as a change in accounting principle ($23.2 million as of June 30, 2003). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

REVENUE OVERVIEW

         The Company derives its revenue from three main lines of business - Seabulk Offshore, Seabulk Tankers, and Seabulk Towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 49% and 54% of Company revenue for the three months ended June 30, 2003 and 2002, respectively. Marine transportation, under the name Seabulk Tankers, consists of the Company's Jones Act domestic tanker business, in which it owns nine petroleum and chemical product carriers in the domestic coastwise trade and leases one vessel under a bareboat charter. Seabulk Tankers accounted for approximately 40% and 36% of Company revenue for the three months ended June 30, 2003 and 2002, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 11% and 10% of Company revenue for the three months ended June 30, 2003 and 2002, respectively.

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

         As the Company's offshore energy support fleet gets older, the Company's strategy is to look for opportunities to upgrade its offshore fleet to higher-value, newer vessels and to reduce the number of older and smaller crewboats in its fleet. The Company sold 15 offshore energy support vessels during the first half of 2003 for an aggregate total of $7.9 million and a gain of approximately $1.3 million. The Company sold 17 offshore energy support vessels during 2002 for an aggregate total of $6.8 million and a gain of approximately $55,000.

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


                                              Q1 2003                                         Q2 2003
                           ------------------------------------------     --------------------------------------------
                           AHTS/         AHT/       Crew/                 AHTS/       AHT/         Crew/
                           Supply         Tugs      Utility    Other      Supply      Tugs        Utility       Other
                           ------       ---------   -------   -------     -------   -------      --------      -------
DOMESTIC(1)
Vessels(2)                    21          --          25           2          21          --          25           2
Laid-Up                       --          --          --           1          --          --          --           1
Effective Utilization(3)      56%         --          61%         --          67%         --          69%         --
Day Rate                  $5,192          --      $2,330          --      $4,989          --      $2,422          --


WEST AFRICA
Vessels(2)                    32           4           6           1          32           4           1          --
Laid-Up                       --          --          --          --          --          --          --          --
Effective Utilization(3)      80%         72%         97%         --          83%         76%         --          --
Day Rate                  $7,223      $6,131      $3,028          --      $7,199      $6,198          --          --


MIDDLE EAST
Vessels(2)                     6           6           7           6           6           6           7           6
Laid-Up                       --          --          --           1          --          --          --           1
Effective Utilization(3)      90%         56%         86%         52%         89%         48%         95%         50%
Day Rate                  $3,283      $4,457      $1,682      $5,213      $3,393      $5,364      $1,677      $4,246


SOUTHEAST ASIA
Vessels(2)                     9           1          --           1           8          --          --           1
Laid-Up                       --          --          --          --          --          --          --          --
Effective Utilization(3)      59%         --          --          --          80%         --          --          --
Day Rate                  $5,936          --          --          --      $5,321          --          --          --


---------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.

(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.

(3)  Effective utilization excludes laid-up vessels.


                                    Q1 2002                                 Q2 2002
                      -----------------------------------     -----------------------------------
                       AHTS/     AHT/     Crew/                AHTS/     AHT/     Crew/
                      Supply     Tugs    Utility    Other     Supply     Tugs    Utility    Other
                      ------     ----    -------    -----     ------     ----    -------    -----
DOMESTIC(1)
Vessels(2)                24        --        30         2        21        --        31         2
Bareboat-out              --        --        --        --        --        --        --        --
Laid-Up                   --        --        --         1        --        --        --         1
Effective
  Utilization(3)          59%       --        65%       --        63%       --        58%       --
Day Rate              $6,687        --    $2,666        --    $6,005        --    $2,469        --


WEST AFRICA
Vessels(2)                29         5         7         1        30         5         6         1
Laid-Up                   --         1        --        --        --         1        --        --
Effective
  Utilization(3)          84%       86%       89%       97%       85%       97%       84%       --
Day Rate              $7,368    $6,613    $3,124        --    $8,042    $6,522    $2,722        --


MIDDLE EAST
Vessels(2)                 6         8         8         5         6         8         8         5
Laid-Up                   --         1         1         1        --         1         1         1
Effective
  Utilization(3)          83%       75%       81%       77%       79%       62%       85%       66%
Day Rate              $3,265    $4,571    $1,649    $4,502    $3,250    $5,048    $1,668    $4,475


SOUTHEAST ASIA
Vessels(2)                 8        --         5         2         8        --        --         2
Laid-Up                   --        --        --        --        --        --        --        --
Effective
  Utilization(3)          59%       --        53%       44%       68%       --        --        --
Day Rate              $5,510        --    $1,472        --    $6,320        --        --        --




                                  Q3 2002                                   Q4 2002
                    ------------------------------------     -----------------------------------
                     AHTS/      AHT/     Crew/                AHTS/     AHT/     Crew/
                    Supply      Tugs     Utility   Other     Supply     Tugs    Utility    Other
                    ------      ----     -------   -----     ------     ----    -------    -----
DOMESTIC(1)
Vessels(2)               21        --        31         2        21        --        28         2
Bareboat-out             --        --        --        --        --        --        --        --
Laid-Up                  --        --        --         1        --        --        --         1
Effective
  Utilization(3)         63%       --        62%       --        65%       --        65%       --
Day Rate             $5,581        --    $2,530        --    $5,252        --    $2,315        --


WEST AFRICA
Vessels(2)               30         5         6         1        30         4         6         1
Laid-Up                  --         1        --        --        --        --        --        --
Effective
  Utilization(3)         80%       87%       76%       --        79%       71%       68%       --
Day Rate             $7,787    $6,234    $2,976        --    $7,316    $5,891    $2,878        --


MIDDLE EAST
Vessels(2)                6         8         8         5         6         7         7         5
Laid-Up                  --         1         1         1        --        --        --         1
Effective
  Utilization(3)         92%       49%       88%       65%       86%       71%       95%       57%
Day Rate             $3,496    $4,556    $1,646    $4,181    $3,684    $3,991    $1,666    $4,197


SOUTHEAST ASIA
Vessels(2)                8        --        --         2         8        --        --         2
Laid-Up                  --        --        --        --        --        --        --        --
Effective
  Utilization(3)         66%       --        --        --        61%       --        --        --
Day Rate             $5,584        --        --        --    $6,484        --        --        --



-----------------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.

(2) Held-for-sale and bareboat-out vessels are excluded from the vessel count.

(3)    Effective utilization excludes laid-up vessels.

         Domestic revenue for the six months ended June 30, 2003 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite relatively high natural gas prices and dwindling inventories, exploration and production companies in the U.S. Gulf of Mexico were unwilling to invest in new projects until there was clear evidence of the sustainability of commodity prices and an increase in energy demand. Although there is still uncertainty in the market, the rise in both crude oil and natural gas prices that began in the fourth quarter of 2002, the temporary shutoff of Iraqi and Venezuelan imports, dwindling inventories of both crude oil and natural gas as the winter of 2002/2003 turned out to be much colder than expected, and other factors, should eventually aid a recovery in the Gulf of Mexico offshore vessel market. In the meantime, the Company is exploring charter opportunities in Mexico, which remains an active market. On the other hand, some exploration and drilling companies have reduced expectations for energy prospects in the mature Gulf of Mexico market. These two factors may prolong the slump in this market and limit the extent of a recovery. The recent increase in worldwide crude oil inventories and subsequent decline in crude oil prices following the conclusion of the war phase in Iraq may also impact any recovery.

         International offshore revenues for the six months ended June 30, 2003 decreased slightly from the same period in the prior year. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven deepwater market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. The Company redeployed one vessel and added one newbuild vessel to its West African operations during the first half of 2003. The recent unrest in Nigeria did not have a significant impact on its operations.

         International vessel demand is primarily driven by crude oil exploration and production. During the second quarter of 2003, crude oil prices and demand remained firm. The Company expects international exploration and production spending to continue to increase in West Africa, which should strengthen vessel demand in that area. Revenue decreased from the prior year for the Company's Middle East operations as both vessel count and utilization decreased. In Southeast Asia, revenue increased slightly from the year-earlier period due to an increase in utilization.

         Day rates currently available to the Company's anchor handling tug supply and supply boats average approximately $5,000 for Domestic, $7,100 for West Africa, $3,400 for the Middle East and $5,300 for Southeast Asia.

         The Company had two offshore vessels in "held-for-sale" status as of June 30, 2003. The balance is included in other assets on the condensed consolidated balance sheet.

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

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:


                                                              SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                               2003               2002
                                                             -------            -------
         Number of vessels owned at end of period                 10                 10
         Revenue (in thousands) .................            $61,927            $57,880


         Tanker revenue increased by 7.0% in the first half of 2003 compared to the same period in the prior year as a result of improved rates and higher utilization.

         PETROLEUM TANKERS. Demand for the Company's crude oil and petroleum product transportation services is dependent both on production and refining levels in the United States as well as on domestic consumer and commercial consumption of petroleum products and chemicals. The Company owned eight petroleum product tankers at June 30, 2003. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Since January 2002, a major oil company charterer has had exclusive possession and control of one of the petroleum product tankers and is responsible for all operating and drydocking expenses of the vessel. That bareboat charter is expected to be converted to a transportation contract during the third quarter of 2003. In the third quarter of 2002, a vessel previously trading under a voyage contract entered into a three-year time charter with a major oil company, and two of the Company's existing time charters were extended through July 10, 2010. Under a time charter, fuel and port charges are borne by the charterer and are therefore not reflected in the charter rates. Consequently, both the revenue and cost side of time charter vessels are reduced by the amount of the fuel and port charges. The Company's Jones Act fleet is benefiting from a tightening domestic tanker market, which should see a further strengthening as OPA 90 forces out older, single-hull vessels. None of the Company's single-hull vessels are scheduled for retirement under OPA 90 before 2007.

         CHEMICAL TANKERS. Demand for the Company's industrial chemical transportation services generally coincides with overall domestic economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of June 30, 2003. The two chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers is carrying over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels.

SEABULK TOWING

         Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services and competition. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:


                                                    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                      2003               2002
                                                    -------            -------
         Number of tugs at end of period                 28                 31
         Revenue (in thousands) ........            $18,301            $16,043


         Towing revenue increased 14.1% in the first half of 2003 compared to the same period in the prior year due to increased vessel traffic in certain of the Company's ports and other factors, including higher rates.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:


                                                          THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------------
                                                        2003                       2002
                                                -------------------          --------------------
                                                                     (IN MILLIONS)

         Revenue ......................         $79.9         100.0%         $81.6          100.0%
         Operating expenses ...........          42.6          53.3           46.7           57.2
         Overhead expenses ............           9.4          11.8            9.7           11.9
         Depreciation, amortization and          15.9          19.9           16.6           20.3
                                                -----         -----          -----          -----
         drydocking
         Income from operations .......         $12.0          15.0%         $ 8.5           10.6%
                                                =====         =====          =====          =====

         Interest expense, net ........         $ 8.1          10.1%         $12.3           15.1%
                                                =====         =====          =====          =====

         Other income, net ............         $ 0.1           0.1%         $ 1.1            1.3%
                                                =====         =====          =====          =====

         Net income (loss) ............         $ 2.7           3.4%         $(4.4)          (5.4)%
                                                =====         =====          =====          =====



THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

         REVENUE. Revenue decreased 2.1% to $79.9 million for the three months ended June 30, 2003 from $81.6 million for the three months ended June 30, 2002.

         Offshore energy support revenue decreased 11.0% to $39.2 million for the three months ended June 30, 2003 from $44.1 million for the same period in 2002, primarily due to reduced revenue from the U.S. Gulf of Mexico and the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during the three months ended June 30, 2003 compared to the same period in 2002 primarily due to reduced exploration and production activity as oil companies were unwilling to invest in new projects until there was clear evidence of the sustainability of commodity prices and an increase in energy demand. The decrease in West Africa revenue was driven by lower day rates and a reduction in vessel count.

         Marine transportation revenue increased 7.1% to $31.8 million for the three months ended June 30, 2003 from $29.7 million for the three months ended June 30, 2002. This increase is primarily due to an improvement in rates and higher utilization.

         Towing revenue increased 12.9% to $9.0 million for the three months ended June 30, 2003 from $8.0 million for the three months ended June 30, 2002. The increase in revenue is due to increased vessel traffic in certain of the Company's ports and other factors, including higher rates.

         OPERATING EXPENSES. Operating expenses decreased 8.9% to $42.6 million for the three months ended June 30, 2003 from $46.7 million for the same period in 2002. The decrease is due to a variety of factors, including a reduction in crewing payroll in the struggling U.S. Gulf of Mexico market, as well as strong payroll expense control in the towing and tanker segments. Repairs and maintenance decreased as there were major repairs in the tanker segment for the same period in 2002. Fuel and consumables decreased in the West Africa region as the passenger count on the vessels decreased. As a percentage of revenue, operating expenses decreased to 53.3% for the three months ended June 30, 2003 from 57.2% for the 2002 period.

         OVERHEAD EXPENSES. Overhead expenses decreased 3.1% to $9.4 million for the three months ended June 30, 2003 from $9.7 million for the same period in 2002, primarily due to a decrease in professional fees and other overhead. Other overhead decreased as a result of a reduction in the bad debt reserve. As a percentage of revenue, overhead expenses decreased to 11.8% for the three months ended June 30, 2003 compared to 11.9% for the same period in 2002.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking decreased 4.3% to $15.9 million for the three months ended June 30, 2003 from $16.6 million for the three months ended June 30, 2002 primarily due to a reduction in drydockings in the offshore energy segment as the Company has been selling its older and smaller vessels.

         NET INTEREST EXPENSE. Net interest expense decreased 34.0% to $8.1 million for the three months ended June 30, 2003 from $12.3 million for the same period in 2002. The decrease is primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

         OTHER INCOME, NET. Other income, net decreased to $0.1 million for the three months ended June 30, 2003 compared to other income, net of $1.1 million for the same period in 2002, primarily due to a smaller gain on vessel sales in 2003 compared to the 2002 period.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

         REVENUE. Revenue decreased 4.7% to $157.2 million for the six months ended June 30, 2003 from $164.8 million for the six months ended June 30, 2002.

         Offshore energy support revenue decreased 11.8% to $77.1 million for the six months ended June 30, 2003 from $87.4 million for the same period in 2002, primarily due to reduced revenue from the U.S. Gulf of Mexico. Revenue from the U.S. Gulf of Mexico decreased during the six months ended June 30, 2003 compared to the same period in 2002 primarily due to reduced exploration and production activity as oil companies were unwilling to invest in new projects until there was clear evidence of the sustainability of commodity prices and an increase in energy demand.

         Marine transportation revenue remains substantially the same at $61.9 million for the six months ended June 30, 2003 as compared to $61.6 million for the six months ended June 30, 2002.

         Towing revenue increased 14.1% to $18.3 million for the six months ended June 30, 2003 from $16.0 million for the six months ended June 30, 2002. The increase in revenue is due to increased vessel traffic in certain of the Company's ports and other factors, including higher rates.

         OPERATING EXPENSES. Operating expenses decreased 9.2% to $84.0 million for the six months ended June 30, 2003 from $92.5 million for the same period in 2002. The decrease is due to a variety of factors, including the elimination of operating expenses for the Company's Sun State Marine Services subsidiary, which was discontinued in March 2002, a reduction in crewing payroll in the struggling U.S. Gulf of Mexico market, a decrease in repairs and maintenance for the Company's tanker segment due to major repairs done in the first half of 2002, and a decrease in fuel and consumables in the West Africa operating region. As a percentage of revenue, operating expenses decreased to 53.4% for the six months ended June 30, 2003 from 56.1% for the 2002 period.

         OVERHEAD EXPENSES. Overhead expenses remain substantially the same at $18.8 million for the six months ended June 30, 2003 as compared to $18.7 million for the six months ended June 30, 2002.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking decreased 2.3% to $32.4 million for the six months ended June 30, 2003 from $33.2 million for the six months ended June 30, 2002 primarily due to a reduction in drydockings in the offshore energy segment as the Company has been selling its older and smaller vessels.

         NET INTEREST EXPENSE. Net interest expense decreased 35.5% to $16.1 million for the six months ended June 30, 2003 from $24.9 million for the same period in 2002. The decrease is primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

         OTHER INCOME, NET. Other income, net decreased to $0.9 million for the six months ended June 30, 2003 compared to $1.2 million for the same period in 2002, primarily due to a smaller gain on asset sales in 2003 compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. Net cash provided by operating activities totaled $33.5 million for the six months ended June 30, 2003 compared to $34.8 million for the same period in 2002. Net income improved by $10.9 million over the 2002 period as a result of the factors mentioned above. This was partially offset by a decrease of $7.6 million between the 2002 and 2003 period in trade accounts and other receivables. The collections from the Company's protection and indemnity insurance club for settlement of outstanding insurance claims were higher in the first half of 2002 versus the 2003 period.

         Net cash used in investing activities was $21.8 million for the six months ended June 30, 2003 compared to $3.4 million for the same period in 2002. The increase in cash used in investing activities is due to the cash purchases of the SEABULK AFRICA in January 2003 and the SEABULK IPANEMA in April 2003, and the initial down payment on the first Brazilian newbuild in April 2003 (See Note
3).

         Net cash provided by financing activities for the six months ended June 30, 2003 was $0.2 million compared to net cash used in financing activities of $28.3 million for the same period in 2002. The decrease in cash used in financing activities is attributable to larger payments in 2002 on the previous term loans and from the proceeds of the sale leaseback of the SEABULK AFRICA in April 2003 (See Note 3).

         RECENT EXPENDITURES AND FUTURE CASH REQUIREMENTS. During the first six months of 2003, the Company incurred $29.6 million in capital expenditures for fleet improvements and drydocking costs of which approximately $21 million was for the purchase of the SEABULK AFRICA and the SEABULK IPANEMA, as well as the down payment on the Brazilian newbuild. For the remainder of 2003, maintenance capital expenditures are expected to aggregate approximately $16 million. The Company received net proceeds of approximately $13.3 million from the sale-leaseback of the SEABULK AFRICA in April of 2003. Total 2003 expenditures of approximately $46.0 million will substantially cover all of the Company's drydocking requirements for 64 vessels during 2003.

         Long-term debt consisted of the following at June 30, 2003:


                                                            OUTSTANDING BALANCE
                                          2003                    AS OF                               INTEREST RATE AS OF
            FACILITY                    PAYMENTS              JUNE 30, 2003           MATURITY           AUGUST 1, 2003
            --------                    --------            -------------------       --------        --------------------
Bank Tranche A revolver               $5.0 million            $93.7 million             2007                 5.61%
Bank Tranche B term loan              $0.0 million            $80.0 million             2007                 6.11%
Title XI Financing Bonds              $3.7 million           $230.8 million         2005 to 2024          5.86% to 10.10%
Other notes payable                   $3.3 million            $25.2 million         2003 to 2011          5.81% to 8.50%


         In addition to the revolver balance of $93.7 million, there are $1.3 million in outstanding letters of credit as of June 30, 2003. The Company is required to make semi-annual principal repayments of the revolver commencing six months after September 2002 with the final payment due in September 2007. In connection with the Notes offering, the bank Tranche A revolver has been amended and the bank Tranche B term loan has been prepaid and cancelled (See Note 2).

         The Company's capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions. The Company's expected 2003 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $93 million. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

         Management continues implementation of certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) selective acquisitions and charters of additional vessels, (2) repositioning certain vessels to take advantage of higher day rates, (3) selling unprofitable vessels, and (4) eliminating non-essential operating and overhead expenses.

         While the Company believes that these initiatives are sound and attainable, the possibility exists that unforeseen events or business or regulatory conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results. If unforeseen events or business or regulatory conditions prevent the Company from meeting targeted operating results, it will continue to pursue alternative plans including additional asset sales, additional reductions in operating expenses and deferral of capital expenditures, which should enable the Company to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

EFFECTS OF INFLATION

         The rate of inflation has not had a material impact on the Company's operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the Company's operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. Management has determined that this SOP, if issued as proposed, would have a material effect on the consolidated financial statements. In the year of adoption, the Company would write-off the net book value of the deferred drydocking costs and record the write-off as a change in accounting principle ($23.2 million as of June 30, 2003). Additionally, all drydock expenditures incurred after the adoption of the SOP would be expensed as incurred.

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

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51" (FIN46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined the impact that the adoption of FIN 46 will have on its financial position, results of operations or cash flows.

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

        EXPOSURE TO SHORT-TERM INTEREST RATEs. In connection with the Senior Notes offering, the Company has amended and restated its existing credit facility (see Note 2). The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The interest rate is currently 5.11%. A hypothetical 2.0% increase in interest rates on $80 million of debt would cause the Company's interest expense to increase on average approximately $1.2 million per year over the term of the loans, with a corresponding decrease in income before taxes.

ITEM 4.  CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that the Company is able to record, process, summarize and report, within the applicable time periods, the information required in the Company's annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Company has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No significant changes were made to the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any corrective actions with respect to significant deficiencies and material weaknesses necessary subsequent to that date.

        Attached as Exhibits 31.1 and 31.2 hereto are certifications by the Company's Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information concerning certain legal proceedings, see Note 8 of the financial statements.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 16, 2003. At the meeting, the shareholders elected the following individuals to one-year terms as members of the Board of Directors: Ari J. Benacerraf, Peter H. Cressy, David A. Durkin, Kenneth V. Huseman, Robert L. Keiser, Gerhard E.Kurz, Pierre F. Lapeyre, Jr., David M. Leuschen, Thomas P. Moore, Jr., and Steven A. Webster.

         The shareholders also approved amendment of the Company's Amended and Restated Equity Ownership Plan to increase the number of shares of the Company's common stock available for issuance under the Plan from 1,300,000 to 2,300,000, and to amend the definition of the term "Change in Control" in such Plan.

         The shareholders also approved amendment of the Seabulk International, Inc. Stock Option Plan for Directors to increase the number of shares of the Company's common stock available for issuance under such Plan from 125,000 to 360,000, and amend the definition of the term "Change in Control" in such Plan.

         The voting results of the election of directors, amendment of the two Plans and the ratification of the appointment of Ernst & Young LLP as independent public accountants for the year 2003 voted upon at the meeting are as follows:

Election of Directors:

            NOMINEE                       VOTES FOR          AUTHORITY WITHHELD
           ------------------           -----------          -----------------
           Ari J. Benacerraf             19,209,286                 147,019
           Peter H. Cressy               19,242,615                 113,690
           David A. Durkin               19,241,415                 114,890
           Kenneth V. Huseman            19,241,515                 114,790
           Robert L. Keiser              19,210,186                 146,119
           Gerhard E. Kurz               19,233,215                 123,090
           Pierre F. Lapeyre, Jr.        19,209,186                 147,119
           David M. Leuschen             19,241,515                 114,790
           Thomas P. Moore, Jr.          19,242,515                 113,790
           Steven A. Webster             19,241,515                 114,790

         To approve amendment of the Company's Amended and Restated Equity Ownership Plan to increase the number of shares of the Company's common stock available for issuance under the Plan from 1,300,000 to 2,300,000, and amend the definition of the term "Change in Control" in such Plan:

         VOTES FOR                 VOTES AGAINST          VOTES ABSTAINING
         ---------                 -------------          ----------------
         17,375,434                   214,871                  6,700

         To approve amendment of the Seabulk International, Inc. Stock Option Plan for Directors to increase the number of shares of the Company's common stock available for issuance under such Plan from 125,000 to 360,000, and amend the definition of the term "Change in Control" in such Plan:

          VOTES FOR                 VOTES AGAINST          VOTES ABSTAINING
          ---------                 -------------          ----------------
          17,478,491                   111,291                  7,223

         To ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the year ending December 31, 2003:

          VOTES FOR                 VOTES AGAINST          VOTES ABSTAINING
          ---------                 -------------          ----------------
          19,353,905                    2,000                    400

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

               31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

               32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports of Form 8-K

         The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

               1. The Company filed a Current Report on Form 8-K dated April 21, 2003. Item 5 was reported and no financial statements were filed.

               2. The Company filed a Current Report on Form 8-K dated May 9, 2003. Item 5 was reported and no financial statements were filed.

               3. The Company filed a Current Report on Form 8-K dated June 16, 2003. Item 5 was reported and no financial statements were filed.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI
------------------------------------------
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date:  August 14, 2003