Form 10-Q
period 2003-09-30
SEABULK INTERNATIONAL INC
filed 2003-11-14
CIK 922341

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]





THERE WERE 23,336,404 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING AT NOVEMBER 1, 2003.

================================================================================

SEABULK INTERNATIONAL, INC.



INDEX


                                                                                                               PAGE
                                                                                                               ----


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)..............................................1

              Condensed Consolidated Balance Sheets at September 30, 2003 and
              December 31, 2002...............................................................................1

              Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and
              2002............................................................................................2

              Condensed Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2003 and 2002.....................................................................3

              Notes to Condensed Consolidated Financial Statements............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............20

Item 3.  Quantitative and Qualitative Disclosure of Market Risk..............................................31

Item 4.   Controls and Procedures............................................................................31

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................32

Item 2.  Changes in Securities ..............................................................................32

Item 3.  Default Upon Senior Securities......................................................................32

Item 4.  Submission of Matters to a Vote of Security Holders.................................................32

Item 5.  Other Information...................................................................................32

Item 6.  Exhibits and Reports on Form 8-K....................................................................32

Signature....................................................................................................34


As used in this Report, the term "Parent" means Seabulk International, Inc., and the term "Company" means the Parent and/or one or more of its consolidated subsidiaries.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)



                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                 2003             2002
                                                                              -------------   ------------

ASSETS

Current assets:
   Cash and cash equivalents ..........................................       $  47,038        $  37,188
   Restricted cash ....................................................           1,337            1,337
   Trade accounts receivable, net of allowance for doubtful accounts of
    $4,945 and $5,243 in 2003 and 2002, respectively ..................          46,771           45,987
   Other receivables ..................................................          18,781           13,485
   Marine operating supplies ..........................................           7,791            8,139
   Prepaid expenses and other .........................................           2,660            2,702
                                                                              ---------        ---------
     Total current assets .............................................         124,378          108,838

Vessels and equipment, net ............................................         531,612          545,169
Deferred costs, net ...................................................          43,493           38,228
Other .................................................................          10,423           10,860
                                                                              ---------        ---------
     Total assets .....................................................       $ 709,906        $ 703,095
                                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................................       $  10,747        $  11,343
   Current maturities of long-term debt ...............................          21,076           24,315
   Current obligations under capital leases ...........................           3,514            3,005
   Accrued interest ...................................................           7,072            1,733
   Accrued liabilities and other ......................................          48,446           42,181
                                                                              ---------        ---------
     Total current liabilities ........................................          90,855           82,577

Long-term debt ........................................................         402,229          410,858
Obligations under capital leases ......................................          33,137           28,748
Other liabilities .....................................................           3,338            3,489
                                                                              ---------        ---------
     Total liabilities ................................................         529,559          525,672

Commitments and contingencies

Minority interest .....................................................             789              623

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; none issued and
     outstanding ......................................................              --               --
   Common stock -- $.01 par value, authorized 40,000 shares; 23,334 and 23,124 shares issued and outstanding in 2003 and 2002,
       respectively ...................................................             233              231
   Additional paid-in capital .........................................         259,068          258,016
   Unearned compensation ..............................................            (765)             (99)
   Accumulated deficit ................................................         (78,978)         (81,348)
                                                                              ---------        ---------
     Total stockholders' equity .......................................         179,558          176,800
                                                                              ---------        ---------
       Total liabilities and stockholders' equity .....................       $ 709,906        $ 703,095
                                                                              =========        =========



SEE NOTES TO FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                              --------------------------        --------------------------
                                                                 2003             2002             2003             2002
                                                              ---------        ---------        ---------        ---------
Revenue ...............................................       $  79,670        $  80,369        $ 236,823        $ 245,207
Operating expenses:
   Crew payroll and benefits ..........................          21,195           22,098           63,514           66,728
   Charter hire .......................................           2,285            2,162            5,934            5,871
   Repairs and maintenance ............................           6,647            6,768           18,844           21,573
   Insurance ..........................................           3,347            2,408            8,290            7,784
   Fuel and consumables ...............................           6,490            6,707           18,735           21,622
   Port charges and other .............................           4,420            3,773           13,020           12,819
                                                              ---------        ---------        ---------        ---------
     Total operating expenses .........................          44,384           43,916          128,337          136,397
Overhead expenses:
   Salaries and benefits ..............................           5,663            5,545           17,553           17,099
   Office .............................................           1,264            1,180            3,681            3,773
   Professional fees ..................................             846            1,064            2,450            2,507
   Other ..............................................           2,001            2,232            4,848            5,300
                                                              ---------        ---------        ---------        ---------
     Total overhead expenses ..........................           9,774           10,021           28,532           28,679
Depreciation, amortization and drydocking .............          16,285           16,407           48,702           49,598
Gain on disposal of assets, net .......................             250              287            1,433            1,641
                                                              ---------        ---------        ---------        ---------
Income from operations ................................           9,477           10,312           32,685           32,174
Other (expense) income:
   Interest expense ...................................          (9,109)         (11,617)         (25,410)         (36,695)
   Interest income ....................................              91               71              300              208
   Minority interest in gains (losses) of subsidiaries               61               56             (166)             (61)
   Loss on early extinguishment of debt ...............          (1,692)         (27,823)          (1,692)         (27,823)
   Other ..............................................             528               23              463              (26)
                                                              ---------        ---------        ---------        ---------
     Total other expense, net .........................         (10,121)         (39,290)         (26,505)         (64,397)
                                                              ---------        ---------        ---------        ---------
Income (loss) before provision for income taxes .......            (644)         (28,978)           6,180          (32,223)
Provision for income taxes ............................           1,232            1,602            3,810            5,010
                                                              ---------        ---------        ---------        ---------
     Net income (loss) ................................       $  (1,876)       $ (30,580)       $   2,370        $ (37,233)
                                                              =========        =========        =========        =========

Net income (loss) per common share:
   Net income (loss) per common share - basic .........       $   (0.08)       $   (2.37)       $    0.10        $   (3.29)
                                                              =========        =========        =========        =========
   Net income (loss) per common share - diluted .......       $   (0.08)       $   (2.37)       $    0.10        $   (3.29)
                                                              =========        =========        =========        =========

   Weighted average common shares outstanding - basic .          23,199           12,899           23,161           11,304
                                                              =========        =========        =========        =========
   Weighted average common shares outstanding - diluted          23,199           12,899           23,527           11,304
                                                              =========        =========        =========        =========


SEE NOTES TO FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           2003             2002
                                                                                        ---------        ---------
OPERATING ACTIVITIES:
  Net income (loss) .............................................................       $   2,370        $ (37,233)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment ...................          31,986           32,975
       Amortization of drydocking costs .........................................          16,716           16,623
       Provision for (recovery of) bad debts ....................................             161             (100)
       Gains on disposal of assets, net .........................................          (1,433)          (1,641)
       Loss on early extinguishment of debt .....................................           1,692           27,823
       Amortization of discount on long-term debt and financing costs ...........           1,123            3,876
       Minority interest in gains of subsidiaries ...............................             166               61
       Notes payable issued for payment of senior note accrued interest and fees               --              626
       Other non-cash items .....................................................             172              281
       Changes in operating assets and liabilities:
           Trade accounts and other receivables .................................          (6,590)          10,364
           Other current and long-term assets ...................................             534            3,905
           Accounts payable and other liabilities ...............................          10,061           (2,551)
                                                                                        ---------        ---------
             Net cash provided by operating activities ..........................          56,958           55,009

INVESTING ACTIVITIES:
  Expenditures for drydocking ...................................................         (19,833)         (16,573)
  Proceeds from disposals of assets .............................................           8,647           11,587
  Purchases of vessels and equipment ............................................         (24,208)          (3,066)
  Investment in Joint Venture ...................................................            (400)              --
                                                                                        ---------        ---------
     Net cash used in investing activities ......................................         (35,794)          (8,052)

FINANCING ACTIVITIES:
  Net payments of revolving credit facility .....................................              --           (9,000)
  (Payments) proceeds of prior credit facility ..................................        (148,179)         178,800
  Proceeds from 9.5% senior notes ...............................................         150,000               --
  Proceeds from long-term debt ..................................................           6,525               --
  Payments of long-term debt ....................................................          (4,392)        (163,457)
  Payments of prior senior notes ................................................              --         (101,499)
  Proceeds of private placement, net of issuance costs ..........................              --           91,250
  Payments of Title XI bonds ....................................................         (15,552)          (3,997)
  Payments of deferred financing costs under prior credit facility ..............             (61)          (3,949)
  Payments of deferred financing costs under 9.5% senior notes and amended credit
  facility ......................................................................          (4,607)              --
  Net proceeds from sale leaseback ..............................................          13,274               --
  Payments of obligations under capital leases ..................................          (8,538)          (2,275)
  Capitalized issue costs related to issuance of common stock ...................             (27)              --
  Proceeds from exercise of stock options .......................................             242               42
  Proceeds from exercise of warrants ............................................               1                1
                                                                                        ---------        ---------
     Net cash used in financing activities ......................................         (11,314)         (14,084)
                                                                                        ---------        ---------
  Change in cash and cash equivalents ...........................................           9,850           32,873
  Cash and cash equivalents at beginning of period ..............................          37,188           11,631
                                                                                        ---------        ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................       $  47,038        $  44,504
                                                                                        =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Vessels exchanged for drydock expenditures ....................................       $      --        $     900
                                                                                        =========        =========


SEE NOTES TO FINANCIAL STATEMENTS

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

2.  SENIOR NOTES OFFERING

         On August 5, 2003, the Company completed the offering of $150 million of Senior Notes ("Notes") due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company's indebtedness under its $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private institutional investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Company's U.S. subsidiaries. The Notes are subject to certain covenants, including, among other things, limiting the Parent's and certain U.S. subsidiaries' ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003 the Company filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and the Company commenced the exchange offer. The exchange offer will expire on December 16, 2003, unless extended by the Company.

         In connection with the Notes offering, the Company amended and restated its $180 million credit facility. The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The amended credit facility is subject to semi-annual reductions commencing February 5, 2004. It is secured by first liens on certain of the Company's vessels (excluding vessels financed with Title XI financing and some of its other vessels), second liens on two vessels, and stock of certain subsidiaries and will be guaranteed by certain subsidiaries (see Note 12). The amended credit facility is subject to various financial covenants, including minimum ratios of adjusted EBITDA to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of the Company's vessels.

3.  EARLY EXTINGUISHMENT OF DEBT

         In connection with amending its $180 million credit facility, the Company wrote off approximately 45% of the unamortized financing costs of the existing credit facility. The total amount written off was approximately $1.1 million. In connection with the Senior Notes offering, the company paid $11.2 million to retire the debt of certain vessels financed with Title XI financing. As a result of this early retirement, the Company wrote off $400,000 of unamortized financing costs, and paid an early retirement premium of $226,000.

4.  VESSEL ACQUISITIONS

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

         In June 2003, the Company purchased a Brazilian flag line handling vessel for operations in Brazil for $2.5 million. The Company also executed a vessel construction agreement in April 2003, through its newly formed Brazilian subsidiary, with a Brazilian shipyard for the construction of a modern platform supply vessel for a purchase price of $16.7 million for offshore energy support operations in Brazil. This vessel is expected to be completed in the third quarter of 2004. As of September 30, 2003, the Company had spent approximately $845,000 on the construction of the vessel. In August 2003, the Company entered into a second construction agreement, and made a down payment of $825,000, with the same yard, Promar, for a second identical vessel, to be delivered in the fourth quarter of 2004, for $16.5 million. In anticipation of such operations, the Company has established a Brazilian subsidiary called Seabulk Offshore do Brazil S.A.

         In August 2003, the Company entered into a five year bareboat charter with purchase option for a newly built anchor handler, the SEABULK SOUTH ATLANTIC, and took delivery of the vessel on September 2, 2003. In September 2003, the Company entered into a five year bareboat charter with purchase option for a newly built platform supply vessel, the SEABULK ASIA, and took delivery of the vessel on October 1, 2003. The Company also purchased a small tender. All three vessels have been deployed in West Africa.

5.  JOINT VENTURE AGREEMENTS

         In March 2003, the Company formed a joint venture company in Nigeria, named Modant Seabulk Nigeria Limited, with CTC International, Inc., a company owned by Nigerian interests. The Company has a 40% interest in Modant Seabulk Nigeria Limited. The Company also sold five of its crewboats operating in Nigeria to joint venture companies related to CTC International in April 2003 for $2 million. As a part of the proceeds of sale, the Company invested $400,000 and acquired a 20% interest in these joint venture vessel-owning companies. Modant Seabulk Nigeria Limited operates the crewboats. In July 2003, the five crewboats were reflagged into the Nigerian registry. Seabulk Offshore provides certain management services for the joint venture. The Company has not guaranteed any debt of the joint venture, nor is the Company required to provide additional funding.

         In September 2003, the Company entered into a joint venture agreement and formed a joint venture company called Angobulk SARL with Angola Drilling Company. The Company intends to bareboat charter offshore vessels to the joint venture company and provide certain ship management services for the joint venture company for offshore operations in Angola.

6.  INCOME TAXES

         For the three and nine months ended September 30, 2003 and 2002, a gross deferred tax liability and benefit, respectively, was computed using an estimated annual effective tax rate of 36%. Management has recorded a valuation allowance at September 30, 2003 and 2002 to reduce the net deferred tax assets to an amount that will more likely than not be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three and nine-month periods ended September 30, 2003 and 2002 represents taxes withheld on foreign source revenue.

7.  NET INCOME (LOSS) PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:


                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ----------------------------        -----------------------
                                                                        2003              2002             2003          2002
                                                                    ----------        ----------        --------       --------
                                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Numerator for basic and diluted net income (loss) per share -
  net income (loss) available to common shareholders ........       $   (1,876)       $  (30,580)       $  2,370       $(37,233)
                                                                    ==========        ==========        ========       ========

Denominator for basic net income per share-weighted
   average shares ...........................................           23,199            12,899          23,161         11,304

Effects of dilutive securities:
Stock options ...............................................               --                --             173             --
Warrants ....................................................               --                --             178             --
Restricted shares ...........................................               --                --              15             --
                                                                    ----------        ----------        --------       --------
Dilutive potential common shares ............................               --                --             366             --
                                                                    ----------        ----------        --------       --------
Denominator for diluted net income per share-adjusted
   weighted average shares and assumed conversions ..........           23,199            12,899          23,527         11,304
                                                                    ==========        ==========        ========       ========

Net income (loss) per share - basic .........................       $    (0.08)       $    (2.37)       $   0.10       $  (3.29)
                                                                    ==========        ==========        ========       ========

Net income (loss) per share - diluted .......................       $    (0.08)       $    (2.37)       $   0.10       $  (3.29)
                                                                    ==========        ==========        ========       ========


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

         The following schedules present segment and geographic information about the Company's operations (in thousands):


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                --------------------------        --------------------------
                                                   2003             2002             2003             2002
                                                ---------        ---------        ---------        ---------
REVENUE
  Offshore energy support ...............       $  42,012        $  42,969        $ 119,080        $ 130,341
  Marine transportation services ........          27,981           30,442           89,908           92,023
  Towing ................................           9,799            7,041           28,100           23,084
  Eliminations(1) .......................            (122)             (83)            (265)            (241)
                                                ---------        ---------        ---------        ---------
     TOTAL ..............................       $  79,670        $  80,369        $ 236,823        $ 245,207
                                                =========        =========        =========        =========

OPERATING EXPENSES
  Offshore energy support ...............       $  24,535        $  24,524        $  70,752        $  73,206
  Marine transportation services ........          14,580           15,210           42,350           49,412
  Towing ................................           5,391            4,220           15,500           13,666
  General Corporate .....................              --               45               --              354
  Eliminations(1) .......................            (122)             (83)            (265)            (241)
                                                ---------        ---------        ---------        ---------
     TOTAL ..............................       $  44,384        $  43,916        $ 128,337        $ 136,397
                                                =========        =========        =========        =========

DEPRECIATION, AMORTIZATION AND DRYDOCKING
  Offshore energy support ...............       $   9,993        $  10,722        $  30,583        $  32,440
  Marine transportation services ........           4,910            4,432           14,068           13,494
  Towing ................................             956              830            2,774            2,400
  General corporate .....................             426              423            1,277            1,264
                                                ---------        ---------        ---------        ---------
     TOTAL ..............................       $  16,285        $  16,407        $  48,702        $  49,598
                                                =========        =========        =========        =========

INCOME (LOSS) FROM OPERATIONS
  Offshore energy support ...............       $   3,077        $   3,687        $   5,305        $  12,255
  Marine transportation services ........           7,578            9,839           30,625           26,645
  Towing ................................           2,084              940            5,896            3,703
  General corporate .....................          (3,262)          (4,154)          (9,141)         (10,429)
                                                ---------        ---------        ---------        ---------
     TOTAL ..............................       $   9,477        $  10,312        $  32,685        $  32,174
                                                =========        =========        =========        =========

NET INCOME (LOSS)
  Offshore energy support ...............       $  (1,672)       $  (3,413)       $  (7,936)       $ (10,858)
  Marine transportation services ........           3,737            5,829           17,751           12,087
  Towing ................................           1,028             (292)           3,362             (141)
  General Corporate .....................          (4,969)         (32,704)         (10,807)         (38,321)
                                                ---------        ---------        ---------        ---------
     TOTAL ..............................       $  (1,876)       $ (30,580)       $   2,370        $ (37,233)
                                                =========        =========        =========        =========

GEOGRAPHIC REVENUE
  Domestic ..............................       $  49,600        $  48,589        $ 148,849        $ 151,511
  Foreign
      West Africa .......................          19,396           22,178           59,125           65,049
      Middle East .......................           6,804            5,523           17,637           17,362
      Southeast Asia ....................           3,870            4,079           11,212           11,285
                                                ---------        ---------        ---------        ---------
CONSOLIDATED GEOGRAPHIC REVENUE .........       $  79,670        $  80,369        $ 236,823        $ 245,207
                                                =========        =========        =========        =========


--------
(1) Eliminations of intersegment towing revenue and intersegment marine transportation operating expense.

9.  COMMITMENTS AND CONTINGENCIES

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

         Under the Company's mutual protection and indemnity marine insurance policy, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by its marine insurance club (Steamship). The maximum potential amount of additional premiums that can be assessed by Steamship is substantial. However, additional premiums can only be assessed for open policy years. Steamship usually closes a policy year approximately three years after the policy year has ended. As of November 1, 2003, completed policy years 2001 and 2002 are still open, but there have been no additional premiums assessed for these policy years. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

         From time to time, the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of its business. Protection and indemnity marine liability insurance covers large injury and property damage claims in excess of the Company's significant deductibles and self-insured retentions.

10.  STOCK-BASED COMPENSATION

         As permitted by Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS 123. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

         On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. SFAS No. 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company's stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net income (loss) would have changed by the pro forma amounts presented below:


                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              ------------------------     -------------------------
                                                 2003           2002           2003           2002
                                              ---------     ----------     ----------    -----------
Net income (loss), as reported ...........    $  (1,876)    $  (30,580)    $    2,370    $   (37,233)
Stock-based compensation expense
    determined under the fair value method    $     (66)    $     (228)    $     (763)   $      (997)
                                              ---------     ----------     ----------    -----------
Pro forma net income (loss) ..............    $  (1,942)    $  (30,808)    $    1,607    $   (38,230)
                                              =========     ==========     ==========    ===========

Net income (loss) per common share:
    Basic-as reported ....................    $   (0.08)    $    (2.37)    $     0.10    $     (3.29)
                                              =========     ==========     ==========    ===========
    Basic-pro forma ......................    $   (0.08)    $    (2.39)    $     0.07    $     (3.38)
                                              =========     ==========     ==========    ===========

    Diluted-as reported ..................    $   (0.08)    $    (2.37)    $     0.10    $     (3.29)
                                              =========     ==========     ==========    ===========
    Diluted-pro forma ....................    $   (0.08)    $    (2.39)    $     0.07    $     (3.38)
                                              =========     ==========     ==========    ===========



11.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. Management has determined that this SOP may have a material effect on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 14, AND TECHNICAL CORRECTIONS, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the January 1, 2003 adoption date of the standard, the Company has reclassified to continuing operations amounts previously reported as extinguishments of debt.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard is not expected to have a significant impact on the Company.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company has determined that the adoption of FIN 46 will not have a significant impact on its financial position, results of operations or cash flows.

12.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         On August 5, 2003, the Company completed the offering of $150 million of Senior Notes due 2013 through a private placement eligible for resale under Rule 144 A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company's indebtedness under its $180 million credit facility.

         The restricted subsidiaries represent the Company's subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Senior Notes. Only domestic restricted subsidiaries guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor unrestricted subsidiaries represent the subsidiaries that own the five double-hull tankers which are financed by the Title XI debt with recourse to these tankers and the subsidiaries that own them. These subsidiaries are designated as unrestricted subsidiaries under the indenture governing the Senior Notes and will not guarantee the notes.

         Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries for the senior notes is presented below.



                                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                                              (IN THOUSANDS)
                                                                         AS OF SEPTEMBER 30, 2003
                                   ------------------------------------------------------------------------------------------------
                                                WHOLLY OWNED   NON-WHOLLY       NON-          NON-
                                                 GUARANTOR   OWNED GUARANTOR GUARANTOR     GUARANTOR
                                                 RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                     PARENT     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                    --------    ------------  ------------  ------------  ------------  ------------  -------------

ASSETS
Current assets:
    Cash and cash
    equivalents.............      $   6,988       $    553      $ 2,995      $  8,715      $ 27,787      $      --       $ 47,038
    Restricted cash ........             --             --           --         1,337            --             --          1,337
    Trade accounts
      receivable , net .....           (130)        13,526          707        32,172           496             --         46,771
    Other receivables ......          1,180          5,541           25        11,856           179             --         18,781
    Marine operating
      supplies .............             83            792        1,421         3,379         2,116             --          7,791
    Due (to) from affiliates             --         77,522           --       123,204         7,162       (207,888)            --
    Prepaid expenses
      and other ............            783            140           13         1,446           278             --          2,660
                                  ---------       --------      -------      --------      --------      ---------       --------
       Total current assets           8,904         98,074        5,161       182,109        38,018       (207,888)       124,378

Vessels and equipment,
      net ..................         36,377        141,593       29,670       104,370       219,602             --        531,612
Deferred costs, net ........         11,863          8,275        1,227        14,339         7,789             --         43,493
Investments in affiliates ..        512,868          2,861           --            --            --       (515,729)            --
Due from affiliates ........         31,854             --           --            --            --        (31,854)            --
Other ......................          1,796          2,132           --         1,124         5,371             --         10,423
                                  ---------       --------      -------      --------      --------      ---------       --------
      Total assets .........      $ 603,662       $252,935      $36,058      $301,942      $270,780      $(755,471)      $709,906
                                  =========       ========      =======      ========      ========      =========       ========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
  Accounts payable .........      $     608       $  2,875      $    --      $  7,066      $    198      $      --       $ 10,747
  Current maturities of
     long-term debt ........         14,086          2,154           --            --         4,836             --         21,076
  Current obligations
     under capital leases ..          1,025          2,489           --            --            --             --          3,514
  Accrued interest .........          2,583            167           --            --         4,322             --          7,072
  Due (to) from affiliates .        204,300             --           63            --            --       (204,363)            --
  Accrued liabilities
     and other .............          9,257          3,203          444        34,770           772             --         48,446
                                  ---------       --------      -------      --------      --------      ---------       --------
      Total current
        liabilities ........        231,859         10,888          507        41,836        10,128       (204,363)        90,855

Long-term debt .............        178,725         14,942           --            --       208,562             --        402,229
Obligations under
   capital leases ..........         11,835         21,302           --            --            --             --         33,137
Due to affiliates ..........             --             --       31,854            --            --        (31,854)
Other liabilities ..........          1,685            538           --         1,068            47             --          3,338
                                  ---------       --------      -------      --------      --------      ---------       --------
      Total liabilities ....        424,104         47,670       32,361        42,904       218,737       (236,217)       529,559
                                  ---------       --------      -------      --------      --------      ---------       --------

Commitments and
   contingencies

Minority interest ..........             --             --           --            --            --            789            789

  Total stockholders'
    equity (deficit) .......        179,558        205,265        3,697       259,038        52,043       (520,043)       179,558
                                  ---------       --------      -------      --------      --------      ---------       --------
    Total liabilities and
     stockholders'
     equity (deficit) ......      $ 603,662       $252,935      $36,058      $301,942      $270,780      $(755,471)      $709,906
                                  =========       ========      =======      ========      ========      =========       ========




                                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                                            (IN THOUSANDS)
                                                                        AS OF DECEMBER 31, 2002
                                   ------------------------------------------------------------------------------------------------
                                                WHOLLY OWNED   NON-WHOLLY       NON-          NON-
                                                 GUARANTOR   OWNED GUARANTOR GUARANTOR     GUARANTOR
                                                 RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                     PARENT     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                    ---------   ------------  ------------  ------------  ------------  ------------  -------------


ASSETS
Current assets:
   Cash and cash
    equivalents ...............      $ 12,316      $    413      $    13      $  4,802      $ 19,644      $      --       $ 37,188
   Restricted cash ............            --            --           --         1,337            --             --          1,337
   Trade accounts
     receivable, net ..........           580        15,051          723        28,239         1,394             --         45,987
   Other receivables ..........           797         3,415            2         8,890           381             --         13,485
   Marine operating
     supplies .................           121         1,673          586         3,504         2,255             --          8,139
   Due (to) from
     affiliates ...............            --        84,113           --       134,054            --       (218,167)            --
   Prepaid expenses
     and other ................           652           803           28         1,033           186             --          2,702
                                     --------      --------      -------      --------      --------      ---------       --------
       Total current assets ...        14,466       105,468        1,352       181,859        23,860       (218,167)       108,838

Vessels and equipment, net ....        39,944       153,705       32,052        93,259       226,209             --        545,169
Deferred costs, net ...........         8,243         7,528        1,840        13,715         6,902             --         38,228
Investments in affiliates .....       513,909        30,504           --            --            --       (544,413)            --
Due from affiliates ...........        31,478            --           --            --            --        (31,478)            --
Other .........................         1,931         3,165           --         5,345           419             --         10,860
                                     --------      --------      -------      --------      --------      ---------       --------
      Total assets ............      $609,971      $300,370      $35,244      $294,178      $257,390      $(794,058)      $703,095
                                     ========      ========      =======      ========      ========      =========       ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ............      $  3,094      $  2,397      $    --      $  5,783      $     69      $      --       $ 11,343
  Current maturities of
    long-term debt ............        17,586         2,055           --            --         4,674             --         24,315
  Current obligations
    under capital leases ......            --         3,005           --            --            --             --          3,005
  Accrued interest ............           671           393           --            --           669             --          1,733
  Due (to) from affiliates ....       221,424            --           60            --           206       (221,690)            --
  Accrued liabilities
    and other .................        10,013         3,306          518        27,520           824             --         42,181
                                     --------      --------      -------      --------      --------      ---------       --------
      Total current liabilities       252,788        11,156          578        33,303         6,442       (221,690)        82,577

Long-term debt ................       178,500        21,337           --            --       211,021             --        410,858
Obligations under
  capital leases ..............            --        28,748           --            --            --             --         28,748
Due to affiliates .............            --            --       31,478            --            --        (31,478)            --
Other liabilities .............         1,883           616           --           944            46             --          3,489
                                     --------      --------      -------      --------      --------      ---------       --------
      Total liabilities .......       433,171        61,857       32,056        34,247       217,509       (253,168)       525,672
                                     --------      --------      -------      --------      --------      ---------       --------

Commitments and contingencies

Minority interest .............            --            --           --            --            --            623            623

  Total stockholders'
    equity (deficit) ..........       176,800       238,513        3,188       259,931        39,881       (541,513)       176,800
                                     --------      --------      -------      --------      --------      ---------       --------
    Total liabilities and
     stockholders' equity
     (deficit) ................      $609,971      $300,370      $35,244      $294,178      $257,390      $(794,058)      $703,095
                                     ========      ========      =======      ========      ========      =========       ========



                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                          (IN THOUSANDS)
                                                                THREE MONTHS ENDED SEPTEMBER 30, 2003
                               ------------------------------------------------------------------------------------------------
                                            WHOLLY OWNED   NON-WHOLLY       NON-         NON-
                                             GUARANTOR   OWNED GUARANTOR GUARANTOR    GUARANTOR
                                             RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                PARENT      SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                ------      ------------  ------------  ------------  ------------  ------------  -------------


Revenue ..................      $ 9,609       $ 21,458       $ 3,358       $ 30,368       $ 14,999       $(122)      $ 79,670

Operating expenses .......        6,386         13,317         2,098         16,609          6,096        (122)        44,384
Overhead expenses ........        3,139          2,540           208          3,482            405          --          9,774
Depreciation, amortization
    and drydocking .......        2,053          3,745           821          7,218          2,448          --         16,285
Gain (loss) on disposal
    of assets, net .......           --            253            --             (3)            --          --            250
                                -------       --------       -------       --------       --------       -----       --------
Income (loss) from
    operations ...........       (1,969)         2,109           231          3,056          6,050          --          9,477
Other (expense) income ...       (1,302)        (2,391)         (410)        (2,184)        (3,895)         61        (10,121)
                                -------       --------       -------       --------       --------       -----       --------
Income (loss) before
    income taxes .........       (3,271)          (282)         (179)           872          2,155          61           (644)
Provision for income
    taxes ................           --             --            --          1,232             --          --          1,232
                                -------       --------       -------       --------       --------       -----       --------
Net income (loss) ........      $(3,271)      $   (282)      $  (179)      $   (360)      $  2,155       $  61       $ (1,876)
                                =======       ========       =======       ========       ========       =====       ========








                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                          (IN THOUSANDS)
                                                                THREE MONTHS ENDED SEPTEMBER 30, 2002
                               ------------------------------------------------------------------------------------------------
                                            WHOLLY OWNED   NON-WHOLLY       NON-         NON-
                                             GUARANTOR   OWNED GUARANTOR GUARANTOR    GUARANTOR
                                             RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                PARENT      SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                ------      ------------  ------------  ------------  ------------  ------------  -------------


Revenue ..................      $ 11,903       $ 18,477       $ 2,872       $ 31,781       $ 15,419       $(83)      $ 80,369

Operating expenses .......         6,671         12,324         1,804         16,934          6,266        (83)        43,916
Overhead expenses ........         4,057          2,447           221          2,960            336         --         10,021
Depreciation, amortization
    and drydocking .......         1,966          4,081           527          7,482          2,351         --         16,407
Gain on disposal of
    assets, net ..........            --             88            --            199             --         --            287
                                --------       --------       -------       --------       --------       ----       --------
Income (loss) from
    operations ...........          (791)          (287)          320          4,604          6,466         --         10,312
Other (expense) income ...       (28,119)        (3,372)         (491)        (3,367)        (3,997)        56        (39,290)
                                --------       --------       -------       --------       --------       ----       --------
Income (loss) before
    income taxes .........       (28,910)        (3,659)         (171)         1,237          2,469         56        (28,978)
Provision for income
    taxes ................            --             --            --          1,602             --         --          1,602
                                --------       --------       -------       --------       --------       ----       --------
Net income (loss) ........      $(28,910)      $ (3,659)      $  (171)      $   (365)      $  2,469       $ 56       $(30,580)
                                ========       ========       =======       ========       ========       ====       ========




                                                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                              (IN THOUSANDS)
                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   ------------------------------------------------------------------------------------------------
                                                WHOLLY OWNED   NON-WHOLLY       NON-         NON-
                                                 GUARANTOR   OWNED GUARANTOR GUARANTOR    GUARANTOR
                                                 RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                    PARENT      SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                    ------      ------------  ------------  ------------  ------------  ------------  -------------


Revenue ...................      $ 33,366       $ 59,023       $ 10,705       $ 88,272       $ 45,722       $(265)      $ 236,823

Operating expenses ........        18,161         37,864          6,105         48,386         18,086        (265)        128,337
Overhead expenses .........         8,848          7,425            663         10,389          1,207          --          28,532
Depreciation, amortization
    and Drydocking ........         5,920         11,714          2,166         21,691          7,211          --          48,702
Gain on disposal of assets,
    net ...................            --          1,040             --            393             --          --           1,433
                                 --------       --------       --------       --------       --------       -----       ---------
Income (loss) from
    operations ............           437          3,060          1,771          8,199         19,218          --          32,685
Other expense .............        (1,329)        (6,686)        (1,261)        (5,281)       (11,782)       (166)        (26,505)
                                 --------       --------       --------       --------       --------       -----       ---------
Income (loss) before
    income taxes ..........          (892)        (3,626)           510          2,918          7,436        (166)          6,180
Provision for income taxes             --             --             --          3,810             --          --           3,810
                                 --------       --------       --------       --------       --------       -----       ---------
Net income (loss) .........      $   (892)      $ (3,626)      $    510       $   (892)      $  7,436       $(166)      $   2,370
                                 ========       ========       ========       ========       ========       =====       =========






                                                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                              (IN THOUSANDS)
                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   ------------------------------------------------------------------------------------------------
                                                WHOLLY OWNED   NON-WHOLLY       NON-         NON-
                                                 GUARANTOR   OWNED GUARANTOR GUARANTOR    GUARANTOR
                                                 RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                    PARENT      SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                    ------      ------------  ------------  ------------  ------------  ------------  -------------


Revenue ...................      $ 32,036       $ 63,805       $ 9,781       $ 93,696       $ 46,130       $(241)      $ 245,207

Operating expenses ........        20,152         40,376         5,759         50,055         20,296        (241)        136,397
Overhead expenses .........         9,733          7,886           658          9,089          1,313          --          28,679
Depreciation, amortization
    and Drydocking ........         5,901         13,086         1,670         21,792          7,149          --          49,598
Gain (loss) on disposal
    of assets, net ........            --          1,901            --           (260)            --          --           1,641
                                 --------       --------       -------       --------       --------       -----       ---------
Income (loss) from
    operations ............        (3,750)         4,358         1,694         12,500         17,372          --          32,174
Other (expense) income ....       (28,822)       (11,401)       (1,510)       (10,548)       (12,055)        (61)        (64,397)
                                 --------       --------       -------       --------       --------       -----       ---------
Income (loss) before income
    taxes .................       (32,572)        (7,043)          184          1,952          5,317         (61)        (32,223)
Provision for income taxes             --             --            --          5,010             --          --           5,010
                                 --------       --------       -------       --------       --------       -----       ---------
Net income (loss) .........      $(32,572)      $ (7,043)      $   184       $ (3,058)      $  5,317       $ (61)      $ (37,233)
                                 ========       ========       =======       ========       ========       =====       =========


                                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                         (IN THOUSANDS)
                                                               NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          --------------------------------------------------
                                                                          WHOLLY OWNED     NON-WHOLLY OWNED
                                                                           GUARANTOR          GUARANTOR
                                                                           RESTRICTED         RESTRICTED
                                                           PARENT         SUBSIDIARIES       SUBSIDIARIES
                                                          ---------       ------------    ------------------

Net cash provided by (used in) operating
 activities ....................................         $  (6,614)         $ 17,752          $ 2,993

INVESTING ACTIVITIES:
 Expenditures for drydocking ...................            (2,927)           (5,808)              --
 Proceeds from disposals of assets .............                --             3,993               --
 Purchases of vessels and equipment ............            (1,253)           (1,314)             (11)
 Investment in Joint Venture ...................                --                --               --
                                                         ---------          --------          -------
 Net cash used in investing activities .........            (4,180)           (3,129)             (11)

FINANCING ACTIVITIES:
  Payments of prior credit facility ............          (148,179)               --               --
  Proceeds of 9.5% senior notes ................           150,000                --               --
  Proceeds from long-term debt .................                --             6,525               --
  Payments of long-term debt ...................            (3,075)           (1,317)              --
  Payments of Title XI bonds ...................            (1,525)          (11,730)              --
  Payment of deferred financing costs
  under prior credit facility ..................               (61)               --               --
  Payments of deferred financing costs under
  9.5% senior notes and amended credit facility             (4,607)               --               --
  Net proceeds from sale leaseback .............            13,274                --               --
  Payments of obligations under capital  leases               (577)           (7,961)              --
  Capitalized issue costs related to issuance of
  common stock .................................               (27)               --               --
  Proceeds from exercise of stock options ......               242                --               --
  Proceeds from exercise of warrants ...........                 1                --               --
                                                         ---------          --------          -------
  Net cash provided by (used in) financing
  activities ...................................             5,466           (14,483)              --
                                                         ---------          --------          -------
  Increase (decrease) in cash and cash
  equivalents ..................................            (5,328)              140            2,982
  Cash and cash equivalents at beginning of
  period .......................................            12,316               413               13
                                                         ---------          --------          -------
  Cash and cash equivalents at end of
  period .......................................         $   6,988          $    553          $ 2,995
                                                         =========          ========          =======



                                                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                                  (IN THOUSANDS)
                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    ---------------------------------------------------------------------------
                                                          NON-            NON-
                                                        GUARANTOR      GUARANTOR
                                                       RESTRICTED     UNRESTRICTED                               CONSOLIDATED
                                                      SUBSIDIARIES    SUBSIDIARIES          ELIMINATIONS            TOTAL
                                                    --------------    -------------         -------------         -----------


Net cash provided by (used in) operating
 activities ...................................         $ 30,485          $ 12,342          $          --         $  56,958
INVESTING ACTIVITIES:
 Expenditures for drydocking ..................           (9,242)           (1,856)                    --           (19,833)
 Proceeds from disposals of assets ............            4,654                --                     --             8,647
 Purchases of vessels and equipment ...........          (21,584)              (46)                    --           (24,208)
  Investment in Joint Venture .................             (400)               --                     --              (400)
                                                        --------          --------          -------------         ---------
 Net cash used in investing
 activities ...................................          (26,572)           (1,902)                    --           (35,794)

FINANCING ACTIVITIES:
 Payments of prior credit facility ............               --                --                     --          (148,179)
 Proceeds of 9.5% senior notes ................               --                --                     --           150,000
 Proceeds from long-term debt .................               --                --                     --             6,525
 Payments of long-term debt ...................               --                --                     --            (4,392)
 Payments of Title XI bonds ...................               --            (2,297)                    --           (15,552)
 Payment of deferred financing costs
 under existing credit facility ...............               --                --                     --               (61)
 Payments of deferred financing costs under
 9.5% senior notes and amended credit facility                --                --                     --            (4,607)
 Net proceeds from sale leaseback .............               --                --                     --            13,274
 Payments of obligations under capital leases..               --                --                     --            (8,538)
 Capitalized issue costs related to issuance
 of common stock ..............................               --                --                     --               (27)
 Proceeds from exercise of stock options ......               --                --                     --               242
 Proceeds from exercise of warrants ...........               --                --                     --                 1
                                                        --------          --------          -------------         ---------
 Net cash used in financing activities ........               --            (2,297)                    --           (11,314)
                                                        --------          --------          -------------         ---------
  Increase (decrease) in cash and cash
  equivalents .................................            3,913             8,143                     --             9,850
  Cash and cash equivalents at beginning of
  period ......................................            4,802            19,644                     --            37,188
                                                        --------          --------          -------------         ---------
  Cash and cash equivalents at end of period ..         $  8,715          $ 27,787          $          --         $  47,038
                                                        ========          ========          -------------         =========




                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                         (IN THOUSANDS)
                                                              NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                         ------------------------------------------------
                                                                        WHOLLY OWNED     NON-WHOLLY OWNED
                                                                         GUARANTOR          GUARANTOR
                                                                         RESTRICTED         RESTRICTED
                                                         PARENT         SUBSIDIARIES       SUBSIDIARIES
                                                        ---------       -------------    ----------------
Net cash provided by operating
activities .................................            $  29,775             $ 1,372             $ 66

INVESTING ACTIVITIES:
Expenditures for drydocking ................               (3,475)             (3,242)              --
Proceeds from disposals of assets ..........                   --               7,663               --
Purchases of vessels and equipment .........                 (301)             (2,374)             (72)
                                                        ---------             -------             ----
Net cash provided by (used in)  investing
activities .................................               (3,776)              2,047              (72)

FINANCING ACTIVITIES:
Net repayment of revolving credit facility .               (9,000)                 --               --
Proceeds of prior credit facility ..........              178,800                  --               --
Payments of long-term debt .................             (162,496)               (961)              --
Payment of prior senior notes ..............             (101,499)                 --               --
Proceeds of private placement, net of
issuance costs .............................               91,250                  --               --
Payments of Title XI bonds .................               (1,525)               (323)              --
Payments of obligations under capital
leases .....................................                   --              (2,275)              --
Payment of deferred financing costs under
prior credit facility ......................               (3,949)                 --               --
Proceeds from exercise of warrants .........                    1                  --               --
Proceeds from exercise of stock options ....                   42                  --               --
                                                        ---------             -------             ----
Net cash used in financing activities ......               (8,376)             (3,559)              --
                                                        ---------             -------             ----
Increase (decrease) in cash and cash
equivalents ................................               17,623                (140)              (6)
Cash and cash equivalents at beginning of
period .....................................                  250                 270               14
                                                        ---------             -------             ----
Cash and cash equivalents at end of
period .....................................            $  17,873             $   130             $  8
                                                        =========             =======             ====




                                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                       (IN THOUSANDS)
                                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 --------------------------------------------------------------
                                                     NON-           NON-
                                                  GUARANTOR      GUARANTOR
                                                 RESTRICTED     UNRESTRICTED                        CONSOLIDATED
                                                SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS          TOTAL
                                                ------------    ------------      -------------       ---------


Net cash provided by operating
 activities ................................       $ 8,013        $ 15,783        $          --       $  55,009

INVESTING ACTIVITIES:
 Expenditures for drydocking ...............        (9,769)            (87)                  --         (16,573)
 Proceeds from disposals of assets .........         2,420           1,504                   --          11,587
 Purchases of vessels and equipment ........          (319)             --                   --          (3,066)
                                                   -------        --------        -------------       ---------
 Net cash provided by (used in) investing
 activities ................................        (7,668)          1,417                   --          (8,052)

FINANCING ACTIVITIES:
 Net repayment of revolving credit facility             --              --                   --          (9,000)
 Proceeds of prior credit facility .........            --              --                   --         178,800
 Payments of long-term debt ................            --              --                   --        (163,457)
 Payment of prior senior notes .............            --              --                   --        (101,499)
 Proceeds of private placement, net
 of issuance costs .........................            --              --                   --          91,250
 Payments of Title XI bonds ................            --          (2,149)                  --          (3,997)
 Payments of obligations under capital
 leases ....................................            --              --                   --          (2,275)
 Payment of deferred financing costs under
 prior credit facility .....................            --              --                   --          (3,949)
 Proceeds from exercise of warrants ........            --              --                   --               1
 Proceeds from exercise of stock options ...            --              --                   --              42
                                                   -------        --------        -------------       ---------
 Net cash used in financing activities .....            --          (2,149)                  --         (14,084)
                                                   -------        --------        -------------       ---------
  Increase (decrease) in cash and cash
  equivalents ..............................           345          15,051                   --          32,873
  Cash and cash equivalents at beginning of
  period ...................................         3,888           7,209                   --          11,631
                                                   -------        --------        -------------       ---------
  Cash and cash equivalents at end of
   period ..................................       $ 4,233        $ 22,260        $          --       $  44,504
                                                   =======        ========        -------------       =========


13.  SUBSEQUENT EVENT

         On October 20, 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. Through this derivative instrument, which covers a notional amount of $150 million, the Company effectively converted the interest rate on its outstanding 9.5% senior notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%. The swap agreement is expected to be secured by a second lien on the assets that secure the Company's amended and restated credit facility.

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

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. Management has determined that this SOP may have a material effect on the consolidated financial statements.

REVENUE OVERVIEW

         The Company derives its revenue from three main lines of business - Seabulk Offshore, Seabulk Tankers, and Seabulk Towing. Seabulk Offshore, the Company's domestic and international offshore energy support business, accounted for approximately 53% of Company revenue for the three months ended September 30, 2003 and 2002. Marine transportation, under the name Seabulk Tankers, consists of the Company's Jones Act domestic tanker business, in which it owns nine petroleum and chemical product carriers in the domestic coastwise trade and leases one vessel under a bareboat charter. Seabulk Tankers accounted for approximately 35% and 38% of Company revenue for the three months ended September 30, 2003 and 2002, respectively. Seabulk Towing, the Company's domestic harbor and offshore towing business, accounted for approximately 12% and 9% of Company revenue for the three months ended September 30, 2003 and 2002, respectively.

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

         As the Company's offshore energy support fleet gets older, the Company's strategy is to look for opportunities to upgrade its offshore fleet to higher-value, larger and newer vessels and to reduce the number of older and smaller vessels, mainly crewboats, in its fleet.

         The Company is planning a newbuild program for offshore fleet replacement and enhancement, which remains subject to negotiating acceptable agreements and financing arrangements, which have not been finalized. In anticipation of this program, the Company has already added three vessels to its West African fleet: the SEABULK AFRICA, SEABULK SOUTH ATLANTIC and SEABULK ASIA; two vessels to its Southeast Asia fleet: the SEABULK BADAMYAR and SEABULK NILAR; and an inaugural vessel to its Brazilian fleet, the SEABULK IPANEMA. The Company has also executed contracts for two offshore newbuilds for deployment in Brazil.

         The Company sold 16 offshore energy support vessels during the first nine months of 2003 for an aggregate total of $8.2 million and a gain of approximately $1.5 million. The Company sold 17 offshore energy support vessels during 2002 for an aggregate total of $6.8 million and a gain of approximately $55,000.

         Periods for collection of receivables in certain foreign areas of operation in the offshore business tend to be longer than is usual for the United States. The Company regularly monitors all such receivable accounts and believes that it has accrued adequate reserves where necessary.

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


                                    Q1 2003                            Q2 2003                          Q3 2003
                      --------------------------------   -----------------------------------  -------------------------------
                      AHTS/     AHT/   Crew/              AHTS/     AHT/    Crew/              AHTS/    AHT/     Crew/
                      Supply     Tugs  Utility    Other   Supply    Tugs   Utility    Other   Supply    Tugs    Utility  Other
                      -----     ----   -----      -----   -----     ----    -----     -----    -----    ----     -----   -----
DOMESTIC(1)
 Vessels(2) ....          21       --       25        2       21       --       25        2       21       --       24        2
 Laid-Up .......          --       --       --        1       --       --       --        1       --       --       --        1
 Effective
  Utilization(3)          56%      --       61%      --       67%      --       69%      --       73%      --       77%      --
 Day Rate ......      $5,192       --   $2,330       --   $4,989       --   $2,422       --   $4,970       --   $2,557       --


 WEST AFRICA
 Vessels(2) ....          32        4        6        1       32        4        1       --       33        4        1        1
 Laid-Up .......          --       --       --       --       --       --       --       --       --       --       --       --
 Effective
  Utilization(3)          80%      72%      97%      --       83%      76%      --       --       78%      86%      --       --
 Day Rate ......      $7,223   $6,131   $3,028       --   $7,199   $6,198       --       --   $7,321   $6,265       --       --


 MIDDLE EAST
 Vessels(2) ....           6        6        7        6        6        6        7        6        6        6        7        6
 Laid-Up .......          --       --       --        1       --       --       --        1       --       --       --        1
 Effective
  Utilization(3)          90%      56%      86%      52%      89%      48%      95%      50%      91%      63%      92%      71%
 Day Rate ......      $3,283   $4,457   $1,682   $5,213   $3,393   $5,364   $1,677   $4,246   $3,476   $5,266   $1,742   $5,341


 SOUTHEAST ASIA
 Vessels(2) ....           9        1       --        1        8       --       --        1        8       --       --        1
 Laid-Up .......          --       --       --       --       --       --       --       --       --       --       --       --
 Effective
  Utilization(3)          59%      --       --       --       80%      --       --       --       78%      --       --       --
 Day Rate ......      $5,936       --       --       --   $5,321       --       --       --   $5,310       --       --       --


---------
(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3)  Effective utilization excludes laid-up vessels.


                                 Q1 2002                            Q2 2002
                  --------------------------------    ---------------------------------
                  AHTS/     AHT/    Crew/              AHTS/    AHT/    Crew/
                  Supply    Tugs   Utility   Other    Supply    Tugs   Utility    Other
                  ------    ----   -------   -----    ------    ----   -------    -----
DOMESTIC(1)
Vessels(2) ...      24       --       30        2       21       --       31        2
Bareboat-out .      --       --       --       --       --       --       --       --
Laid-Up ......      --       --       --        1       --       --       --        1
Effective
Utilization(3)      59%      --       65%      --       63%      --       58%      --
Day Rate .....  $6,687       --   $2,666       --   $6,005       --   $2,469       --


WEST AFRICA
Vessels(2) ...      29        5        7        1       30        5        6        1
Laid-Up ......      --        1       --       --       --        1       --       --
Effective
Utilization(3)      84%      86%      89%      97%      85%      97%      84%      --
Day Rate .....  $7,368   $6,613   $3,124       --   $8,042   $6,522   $2,722       --


MIDDLE EAST
Vessels(2) ...       6        8        8        5        6        8        8        5
Laid-Up ......      --        1        1        1       --        1        1        1
Effective
Utilization(3)      83%      75%      81%      77%      79%      62%      85%      66%
Day Rate .....  $3,265   $4,571   $1,649   $4,502   $3,250   $5,048   $1,668   $4,475


SOUTHEAST ASIA
Vessels(2) ...       8       --        5        2        8       --       --        2
Laid-Up ......      --       --       --       --       --       --       --       --
Effective
Utilization(3)      59%      --       53%      44%      68%      --       --       --
Day Rate .....  $5,510       --   $1,472       --   $6,320       --       --       --








                                Q3 2002                            Q4 2002
                  ---------------------------------   ----------------------------------
                   AHTS/    AHT/     Crew/            AHTS/    AHT/   Crew/
                  Supply    Tugs    Utility   Other   Supply    Tugs  Utility      Other
                  ------    ----    -------   -----   ------    ----  -------      -----
DOMESTIC(1)
Vessels(2) ...      21       --       31        2       21       --       28        2
Bareboat-out .      --       --       --       --       --       --       --       --
Laid-Up ......      --       --       --        1       --       --       --        1
Effective
Utilization(3)      63%      --       62%      --       65%      --       65%      --
Day Rate .....  $5,581       --   $2,530       --   $5,252       --   $2,315       --


WEST AFRICA
Vessels(2) ...      30        5        6        1       30        4        6        1
Laid-Up ......      --        1       --       --       --       --       --       --
Effective
Utilization(3)      80%      87%      76%      --       79%      71%      68%      --
Day Rate .....  $7,787   $6,234   $2,976       --   $7,316   $5,891   $2,878       --


MIDDLE EAST
Vessels(2) ...       6        8        8        5        6        7        7        5
Laid-Up ......      --        1        1        1       --       --       --        1
Effective
Utilization(3)      92%      49%      88%      65%      86%      71%      95%      57%
Day Rate .....  $3,496   $4,556   $1,646   $4,181   $3,684   $3,991   $1,666   $4,197


SOUTHEAST ASIA
Vessels(2) ...       8       --       --        2        8       --       --        2
Laid-Up ......      --       --       --       --       --       --       --       --
Effective
Utilization(3)      66%      --       --       --       61%      --       --       --
Day Rate .....  $5,584       --       --       --   $6,484       --       --       --


-------------

(1) Domestic consists of vessels operating in the United States, the U.S. Gulf of Mexico and Mexico.
(2)  Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3)  Effective utilization excludes laid-up vessels.

         Domestic revenue for the nine months ended September 30, 2003 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite relatively high natural gas prices, exploration and production companies in the U.S. Gulf of Mexico have been unwilling to invest in new projects. Some exploration and drilling companies have reduced their expectations for energy prospects in the mature Gulf of Mexico market. In the meantime, the Company is exploring charter opportunities in Mexico, which remains an active market. In the third quarter the Company moved one vessel from the U.S. Gulf of Mexico, and a total of three vessels in 2003 through November 1, to short-term charters in Mexico.

         International offshore revenues for the nine months ended September 30, 2003 decreased slightly from the same period in the prior year. In West Africa, the demand for vessels, and hence utilization, remained strong as this is an oil-driven deepwater market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. However, revenue decreased as both day rates and utilization declined slightly from the peak levels achieved in the second and third quarters of 2002, and the Company sold six vessels in its West African fleet during the first nine months of 2003. The Company also redeployed one vessel and added three newbuild vessels to its West African operations during the nine months of 2003. The recent unrest in Nigeria did not have a significant impact on the Company's operations.

         International vessel demand is primarily driven by crude oil exploration and production. During the third quarter of 2003, crude oil prices and demand remained firm. The Company expects, based on oil company projections and independent analyses, that international exploration and production spending will continue to increase in West Africa, which should strengthen vessel demand in that area. Revenue remained substantially the same in the third quarter of 2003 versus the prior year for the Company's Middle East and Southeast Asia operations.

         The Company had two offshore vessels in "held-for-sale" status as of September 30, 2003. The balance is included in other assets on the condensed consolidated balance sheet.

SEABULK TANKERS

         Revenue from the Company's marine transportation services business is derived from the operations of ten tankers carrying crude oil, petroleum products and chemical products in the U.S. Jones Act trade.

         The Company's tanker fleet operates on either long-term time charters, bareboat charters, or pursuant to contracts of affreightment. The Company currently has six tankers operating under long-term time charters, three on contracts of affreightment and one under a bareboat charter.

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                               2003                 2002
                                                             -------              -------
         Number of vessels owned at end of period                 10                   10
         Revenue (in thousands) .................            $89,908              $88,138


         Tanker revenue increased by 2.0% in the first nine months of 2003 compared to the same period in the prior year as a result of improved rates and higher utilization.

         PETROLEUM TANKERS. Demand for the Company's crude oil and petroleum product transportation services is dependent on several factors, including production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, and competition from foreign imports. The Company owned eight petroleum product tankers at September 30, 2003. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Since January 2002, a major oil company charterer has had exclusive possession and control of one of the petroleum product tankers and is responsible for all operating and drydocking expenses of the vessel. The bareboat charter will be converted to a transportation contract during the fourth quarter of 2003, after which the vessel will begin trading in foreign commerce. During the third quarter of 2003, one tanker's time charter with a major oil company was renewed for two years. Two other time charters with another major oil company were renewed for periods of one year and two-and-one-half years, respectively. Although the Company's Jones Act fleet has benefited from a tightening domestic tanker market, increased competition from foreign imported product has had a moderating effect on Jones Act tanker rates. None of the Company's single-hull vessels is scheduled for retirement under OPA 90 before 2007.

         CHEMICAL TANKERS. Demand for the Company's industrial chemical transportation services generally coincides with overall domestic economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of September 30, 2003. The two chemical tankers are double-bottom ships. The higher day rate environment for petroleum tankers over the last two years has carried over into the chemical tanker market as charterers look for quality tonnage to replace older single-hull vessels. However, as noted above under "Petroleum Tankers", the changing industrial needs in U.S. markets, as well as increased competition from foreign imports, have had a moderating effect on chemical tanker rates.

SEABULK TOWING

         Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services, and competition. Vessel traffic, in turn, is largely a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                     2003                    2002
                                                    -------                 -------
         Number of tugs at end of period                 28                      31
         Revenue (in thousands) ........            $28,100                 $23,084




         Towing revenue increased 21.7% in the first nine months of 2003 compared to the same period in the prior year due to increased vessel traffic in certain of the Company's ports and other factors, including higher rates and improved utilization of the Company's tug fleet.

         The Company has been the sole provider of docking services in Port Canaveral, the smallest of its harbor towing markets. As a result of a proceeding before the Federal Maritime Commission in the first quarter of 2003, the Company is expected to have a competitor in Port Canaveral. Port Canaveral Towing intends to continue its operations at Port Canaveral.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:


                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                    ------------------------------------------------------------
                                                              2003                                2002
                                                    -------------------------            -----------------------
                                                                            (IN MILLIONS)



         Revenue .......................            $  79.7             100.0%           $  80.4             100.0%
         Operating expenses ............               44.4              55.7               43.9              54.6
         Overhead expenses .............                9.8              12.3               10.1              12.6
         Depreciation, amortization and
         drydocking ....................               16.3              20.4               16.4              20.4
         Gain on disposal of assets, net                0.3               0.3%               0.3               0.4%
                                                    -------           -------            -------           -------
         Income from operations ........            $   9.5              11.9%           $  10.3              12.8%
                                                    =======           =======            =======           =======

         Interest expense, net .........            $   9.0              11.3%           $  11.5              14.3%
                                                    =======           =======            =======           =======

         Other expense, net ............            $  (1.1)              1.4%           $ (27.7)            (34.5)
                                                    =======           =======            =======           =======

         Net loss ......................            $  (1.9)             (2.4%)          $ (30.6)            (38.0)%
                                                    =======           =======            =======           =======



THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUE. Revenue decreased 0.9% to $79.7 million for the three months ended September 30, 2003 from $80.4 million for the three months ended September 30, 2002.

         Offshore energy support revenue decreased 2.2% to $42.0 million for the three months ended September 30, 2003 from $43.0 million for the same period in 2002, primarily due to reduced revenue from the U.S. Gulf of Mexico and the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during the three months ended September 30, 2003 compared to the same period in 2002 primarily due to reduced exploration and production activity, a decline in day rates and lower vessel count. The decrease in West Africa revenue was driven by lower day rates and utilization and a reduction in vessel count.

         Marine transportation revenue decreased 8.1% to $28.0 million for the three months ended September 30, 2003 from $30.4 million for the three months ended September 30, 2002. This decrease is primarily due to an increase in off-hire days as a result of regularly scheduled vessel drydockings for two tankers and an unscheduled engine repair for one tanker.

         Towing revenue increased 39.2% to $9.8 million for the three months ended September 30, 2003 from $7.0 million for the three months ended September 30, 2002. The increase in revenue is due to increased vessel traffic in certain of the Company's ports and other factors, including higher rates and improved utilization of the Company's tug fleet.

         OPERATING EXPENSES. Operating expenses increased 1.1% to $44.4 million for the three months ended September 30, 2003 from $43.9 million for the same period in 2002. Payroll decreased in the struggling U.S. Gulf of Mexico market due to lower crewing costs and in the tanker segment due to strong payroll expense control. Insurance increased due to larger reserves under the Company's protection and indemnity policy as the deductible increased from prior year. As a percentage of revenue, operating expenses increased to 55.7% for the three months ended September 30, 2003 from 54.6% for the 2002 period.

         OVERHEAD EXPENSES. Overhead expenses decreased 2.5% to $9.8 million for the three months ended September 30, 2003 from $10.0 million for the same period in 2002, primarily due to a decrease in professional fees and other overhead. Other overhead decreased as a result of a decrease in insurance expense as the Company paid a one-time Directors and Officers policy premium in 2002 related to the previous Board of Directors. As a percentage of revenue, overhead expenses decreased to 12.3% for the three months ended September 30, 2003 compared to 12.6% for the same period in 2002.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking remained substantially the same at $16.3 million for the three months ended September 30, 2003 compared with $16.4 million for the three months ended September 30, 2002.

         GAIN ON DISPOSAL OF ASSETS. Gain on disposal of assets decreased 12.9% to $250,000 for the three months ended September 20, 2003 from $287,000 for the same period in 2002. The Company sold one offshore energy support vessel in the three months ended September 30, 2003 compared to two vessels for the same period in 2002.

         NET INTEREST EXPENSE. Net interest expense decreased 21.9% to $9.0 million for the three months ended September 30, 2003 from $11.5 million for the same period in 2002. The decrease is primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

         OTHER EXPENSE, NET. Other expense, net decreased 96.0% to $1.1 million for the three months ended September 30, 2003 compared to other expense, net of $27.7 million for the same period in 2002, primarily due to the loss on early extinguishment of debt of $27.8 million in the 2002 period as a result of the recapitalization in September 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUE. Revenue decreased 3.4% to $236.8 million for the nine months ended September 30, 2003 from $245.2 million for the nine months ended September 30, 2002.

         Offshore energy support revenue decreased 8.6% to $119.1 million for the nine months ended September 30, 2003 from $130.3 million for the same period in 2002, primarily due to reduced revenue from the U.S. Gulf of Mexico. Revenue from the U.S. Gulf of Mexico decreased during the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to reduced exploration and production activity, a decline in day rates and lower vessel count. In addition, revenue decreased in West Africa due to a lower vessel count and a reduction in day rates and utilization.

         Marine transportation revenue decreased 2.3% to $89.9 million for the nine months ended September 30, 2003 as compared to $92.0 million for the nine months ended September 30, 2002. The decrease in revenue is primarily due to the discontinuance of Sun State operations in March 2002, as well as an increase in off-hire days in the third quarter of 2003 as a result of vessel drydockings and repairs. The decrease is partially offset by improved rates and higher utilization in 2003.

         Towing revenue increased 21.7% to $28.1 million for the nine months ended September 30, 2003 from $23.1 million for the nine months ended September 30, 2002. The increase in revenue is due to increased vessel traffic in certain of the Company's ports, higher rates and improved utilization of the Company's tug fleet.

         OPERATING EXPENSES. Operating expenses decreased 5.9% to $128.3 million for the nine months ended September 30, 2003 from $136.4 million for the same period in 2002. The decrease is due to a variety of factors, including the elimination of operating expenses for the Company's Sun State Marine Services subsidiary, which was discontinued in March 2002, a reduction in crewing payroll in the struggling U.S. Gulf of Mexico market, a decrease in repairs and maintenance for the Company's tanker segment due to major repairs done in the first nine months of 2002, and a decrease in fuel and consumables in the West Africa operating region. As a percentage of revenue, operating expenses decreased to 54.2% for the nine months ended September 30, 2003 from 55.6% for the 2002 period.

         OVERHEAD EXPENSES. Overhead expenses remained substantially the same at $28.5 million for the nine months ended September 30, 2003 compared to $28.7 million for the nine months ended September 30, 2002.

         DEPRECIATION, AMORTIZATION AND DRYDOCKING. Depreciation, amortization and drydocking decreased 1.8% to $48.7 million for the nine months ended September 30, 2003 from $49.6 million for the nine months ended September 30, 2002 primarily due to a reduction in drydockings in the offshore energy segment as the Company has been selling its older and smaller vessels.

         GAIN ON DISPOSAL OF ASSETS, NET. Gain on disposal of assets, net decreased 12.7% to $1.4 million for the nine months ended September 20, 2003 from $1.6 million for the same period in 2002. The Company sold 16 vessels for the nine months ended September 30, 2003 as compared to 14 vessels for the same period in 2002.

         NET INTEREST EXPENSE. Net interest expense decreased 31.2% to $25.1 million for the nine months ended September 30, 2003 from $36.5 million for the same period in 2002. The decrease is primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

         OTHER EXPENSE, NET. Other expense, net decreased 95.0% to $1.4 million for the nine months ended September 30, 2003 compared to $27.9 million for the same period in 2002, primarily due to the loss on early extinguishment of debt of $27.8 million in the 2002 period as a result of the recapitalization in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. Net cash provided by operating activities totaled $57.0 million for the nine months ended September 30, 2003 compared to $55.0 million for the same period in 2002. Net income (excluding loss on early extinguishment of debt) improved by $5.3 million over the 2002 period as a result of the factors mentioned above.

         Net cash used in investing activities was $35.8 million for the nine months ended September 30, 2003 compared to $8.1 million for the same period in 2002. The increase in cash used in investing activities is due to the cash purchases of the SEABULK AFRICA in January 2003 and the SEABULK IPANEMA in April 2003, and the initial down payments on the Brazilian newbuilds in 2003 (see Note
4).

         Net cash used in financing activities for the nine months ended September 30, 2003 was $11.3 million compared to $14.1 million for the same period in 2002. The net cash used in financing activities in 2003 of $11.8 million is primarily due to the early payout of Title XI debt of $11.2 million (see Note 3).

         RECENT EXPENDITURES AND FUTURE CASH REQUIREMENTS. During the first nine months of 2003, the Company incurred $44.0 million in capital expenditures for fleet improvements and drydocking costs of which approximately $22 million was for the purchase of the SEABULK AFRICA and the SEABULK IPANEMA, as well as for down payments on the two Brazilian newbuilds. For the remainder of 2003, maintenance capital expenditures are expected to aggregate approximately $8.3 million, and payments for the two Brazilian newbuilds are expected to aggregate approximately $6.8 million. The Company received net proceeds of approximately $13.3 million from the sale-leaseback of the SEABULK AFRICA in April 2003. Total 2003 capital expenditures of approximately $60 million will substantially cover all of our drydocking requirements for 57 vessels during 2003, as well as the new vessel purchases and down payments noted above.

         Long-term debt consisted of the following at September 30, 2003:


                                                         OUTSTANDING BALANCE
                                        2003                    AS OF                               INTEREST RATE AS OF
            FACILITY                  PAYMENTS           SEPTEMBER 30, 2003         MATURITY          NOVEMBER 1, 2003
            --------                  --------           ------------------         --------          ----------------
Bank Tranche A revolver             $68.7 million          $ 30.0 million             2008                 4.62%
9.50% Senior Notes (see Note 13)    $0.0 million           $150.0 million             2013                 9.50%
Title XI Financing Bonds            $15.3 million          $219.1 million          2005 to 2024         5.86% to 10.10%
Other notes payable                 $4.4 million           $ 24.2 million          2003 to 2011         5.81% to 8.50%


         In addition to the revolver balance of $30.0 million, there are $3.3 million in outstanding letters of credit as of September 30, 2003. In connection with the Notes offering, the bank Tranche A revolver was amended (see Note 2). The Company is required to make semi-annual principal repayments of the revolver commencing February 2004 with the final payment due in August 2008.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions. The Company's expected 2003 capital requirements for debt service, vessel maintenance and fleet improvements total approximately $116 million. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

         Management continues implementation of certain initiatives in an effort to improve profitability and liquidity. These initiatives include (1) planning a newbuilding program for offshore vessels, (2) selective acquisitions and charters of additional vessels, (3) repositioning certain vessels to take advantage of higher day rates, (4) selling unprofitable and low margin vessels, and (5) eliminating non-essential operating and overhead expenses. In addition, the Company is exploring expansion opportunities in the international tanker business. The Company will operate one of its U.S. flag double hull tankers under a contract of affreightment in U.S. foreign commerce commencing in the fourth quarter of 2003 or first quarter of 2004, and is also reviewing newbuild tanker opportunities in foreign shipyards.

         While the Company believes that these initiatives are sound and attainable, the possibility exists that unforeseen events or business or regulatory conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results. If unforeseen events or business or regulatory conditions prevent the Company from meeting targeted operating results, it will continue to pursue alternative plans including additional asset sales, additional reductions in operating expenses, and deferral of capital expenditures, which should enable the Company to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

EFFECTS OF INFLATION

         The rate of inflation has not had a material impact on the Company's operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on the Company's operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Accounting Executive Committee of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and prohibit the use of the deferral of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the first quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. Management has determined that this SOP may have a material effect on the consolidated financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company has determined that the adoption of FIN 46 will not have a significant impact on its financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

         The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. On October 20, 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. Through this derivative instrument, which covers a notional amount of $150 million, the Company effectively converted the interest rate on its outstanding 9.5% senior notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%. The swap agreement is expected to be secured by a second lien on the assets that secure the Company's amended and restated credit facility.

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

        EXPOSURE TO SHORT-TERM INTEREST RATES. In connection with the Senior Notes offering, the Company has amended and restated its existing credit facility (see Note 2). The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The interest rate is currently 4.62%. A hypothetical 2.0% increase in interest rates on $80 million of debt would cause the Company's interest expense to increase on average approximately $1.2 million per year over the term of the loans, with a corresponding decrease in income before taxes.

ITEM 4.  CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

        The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that the Company is able to record, process, summarize and report, within the applicable time periods, the information required in the Company's annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Company has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that have materially affected the Company's internal control over financial reporting, or are reasonably likely to materially affect the Company's internal control over financial reporting.

        Attached as Exhibits 31.1 and 31.2 hereto are certifications by the Company's Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         For information concerning certain legal proceedings, see Note 9 of the financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

                  32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

         (b)  Reports of Form 8-K

         The following reports on Form 8-K were filed (other than information reported pursuant to Item 9 which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended
September 30, 2003:

            1. The Company filed a Current Report on Form 8-K dated July 17, 2003. Item 5 was reported and no financial statements were filed.

            2. The Company filed/furnished a Current Report on Form 8-K dated July 18, 2003. Items 7 and 9 were reported and no financial statements were filed.

            3. The Company filed a Current Report on Form 8-K dated July 30, 2003. Item 5 was reported and no financial statements were filed.

            4. The Company filed a Current Report on Form 8-K dated August 8, 2003. Items 7 and 12 were reported and no financial statements were filed.

            5. The Company furnished a Current Report on Form 8-K dated September 3, 2003. Item 9 was reported and no financial statements were filed.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI
----------------------------------------
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date:  November 14, 2003