Form 10-K
period 2003-12-31
SEABULK INTERNATIONAL INC
filed 2004-03-30
CIK 922341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $29,050,288 based upon the closing market price on June 30, 2003 of $8.72 per share of common stock on the NASDAQ National Market as reported by the Wall Street Journal.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

         There were 23,407,529 shares of the registrant's common stock par value $0.01 per share outstanding, at March 10, 2004.


================================================================================

                           SEABULK INTERNATIONAL, INC.

                                 2003 FORM 10-K

                                TABLE OF CONTENTS


ITEM                                                                                                           PAGE
----                                                                                                           ----
                                                       PART I

1        Business.............................................................................................    2
2        Properties...........................................................................................   25
3        Legal Proceedings....................................................................................   25
4        Submission of Matters to a Vote of Security Holders..................................................   25

                                                       PART II

5        Market for Registrant's Common Equity and Related Stockholder Matters................................   26
6        Selected Financial Data..............................................................................   27
7        Management's Discussion and Analysis of Financial Condition and Results of Operations................   29
7A       Quantitative and Qualitative Disclosures About Market Risk...........................................   47
8        Financial Statements and Supplementary Data..........................................................   47
9        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................   47
9A       Controls and Procedures..............................................................................   48

                                                      PART III

10       Directors and Executive Officers of the Registrant...................................................   49
11       Executive Compensation...............................................................................   56
12       Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters..................................................................................   59
13       Certain Relationships and Related Transactions.......................................................   62
14       Principal Accounting Fees and Services...............................................................   62

                                                       PART IV

15       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   63


                                               FINANCIAL SUPPLEMENT

         Consolidated Financial Statements and Schedules......................................................  F-1


                                     PART I

ITEM 1.  BUSINESS.

A.  GENERAL

         Seabulk International, Inc. is a competitor in each of its three main lines of businesses - offshore energy support, marine transportation, and marine towing. Our offshore energy services fleet, numbering 117 vessels, is one of the world's largest and provides services to operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, South America and Southeast Asia. Our marine transportation fleet, numbering ten tankers, carries petroleum products, crude oil, and specialty chemicals in the U.S. domestic trade and includes five double-hull petroleum product and chemical carriers delivered in 1998 and 1999. Our marine towing fleet numbers 26 vessels and is one of the largest and most modern in the United States. We are currently the sole provider of commercial tug services at Port Canaveral, Florida; and a leading provider of those services in Port Everglades, Florida; Tampa, Florida; Mobile, Alabama; Lake Charles, Louisiana; and Port Arthur, Texas. We also provide offshore towing services primarily in the Gulf of Mexico.

         As used in this Form 10-K Annual Report (the "Report"), the terms "we", "our", "us" and "the Company" refer to Seabulk International, Inc., a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is (954) 523-2200.

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

         Additional information regarding these and other factors affecting our business appears elsewhere in this Report under "Additional Business and Corporate Risk Factors."

C.  RECENT DEVELOPMENTS

         In January 2004, the Company began operating the SEABULK ENERGY, one of its U.S.-flag double-hull tankers, under a consecutive voyage charter in U.S. foreign commerce. The vessel is expected to charter on forty-two day voyages, approximately 8.5 voyages per year. The charter is to run for a term of four years, replacing the previous bareboat charter of the vessel that was terminated in December 2003.

         In January 2004, the Company agreed to purchase two four-year-old foreign-flag double-hull product tankers from principals of World-Wide Shipping of Singapore, for a total purchase price of $62 million, the tankers are suitable for worldwide trading. The Company took delivery of the first foreign-flag product tanker in March 2004, and will take delivery of the second tanker at the end of the first quarter or the early part of the second quarter of 2004. The first vessel has been placed in an international tanker pool and the second tanker will be time-chartered to a major oil company or placed in an international tanker pool.

         In January 2004, the Company entered into a contract with Labroy
Marine Ltd. of Singapore, for the construction of a terminal support tug for delivery in March 2005, for the Singapore dollar equivalent of U.S. $10.8 million. The Company has also entered into a currency hedge agreement to fix the price at U.S. $10.8 million. The tug will be employed on a long-term contract in Angola.

         In February 2004, the Company sold the SEABULK GREBE, an offshore energy support vessel operating in foreign commerce in the West Africa region. The proceeds from the sale of the vessel were $600,000. The gain on the sale of the vessel was approximately $19,000.

         In March 2004, the Company received $4.5 million in proceeds from the settlement of litigation against two of its suppliers and $400,000 from a previous joint venture partner.

D.  FLEET OVERVIEW

         The following table lists the types of vessels, by assigned operating region or segments, the Company owned, operated, or chartered as of March 1, 2004:

                                                                 VESSELS
                                                                 IN FLEET
                                                              -------------
      OFFSHORE ENERGY SUPPORT

         DOMESTIC:
           Gulf of Mexico
               Anchor Handling Tug Supply/Supply Boats              21
               Crew/Utility Boats .....................             22
               Other ..................................              2
                                                                   ---
                  Total Gulf of Mexico ................             45

         INTERNATIONAL:
         WEST AFRICA
               Anchor Handling Tug Supply/Supply Boats              33
               Anchor Handling Tugs/Tugs ..............              4
               Crew/Utility Boats .....................              3
               Other ..................................              0
                                                                   ---
                  Total West Africa ...................             40

         MIDDLE EAST:
                Anchor Handling Tug Supply/Supply Boats              6
                Anchor Handling Tugs/Tugs .............              5
                Crew/Utility Boats ....................              7
                Other .................................              5
                                                                   ---
                  Total Middle East ...................             23

         SOUTHEAST ASIA:
                Anchor Handling Tug Supply/Supply Boats              8
                Other .................................              1
                                                                   ---
                  Total Southeast Asia ................              9


                  Total Offshore Energy Support .......            117

      MARINE TRANSPORTATION

                Petroleum/Chemical Product Carriers .               10

      MARINE TOWING ...................................             26
                                                                   ---
                  TOTAL VESSELS .......................            153
                                                                   ===


         For the year ended December 31, 2003, one conventional tug was disposed of and three were sold, 18 offshore energy support vessels were sold, including eight in the Gulf of Mexico, six in West Africa (five to a joint venture), two in the Middle East, and two in Southeast Asia.

         In 2004, as of March 1, the Company sold one offshore energy support vessel operating in the West Africa region.

         For financial information about our business segments and geographic areas of operation, see Note 13 to our consolidated financial statements.

E.  LINES OF BUSINESS

         (1) OFFSHORE ENERGY SUPPORT (SEABULK OFFSHORE)

         The offshore energy support business accounted for approximately 50.8% of our total revenue in 2003. Offshore energy support vessels are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. These vessels are hired, or "chartered," by oil companies and others engaged in offshore exploration and production activities.

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

o CREWBOATS (also called crew/supply boats) are faster and smaller than supply boats and are used primarily to transport personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. These vessels are chartered together with supply boats to support drilling or construction operations or, separately, to serve the various requirements of offshore production platforms. Crewboats are typically aluminum-hull vessels and generally have longer useful lives than steel-hull supply boats. Crewboats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions. However, our strategy is to focus on higher-value, higher-margin vessels and reduce the smaller, lower-margin crewboat business. As a result, the Company sold 12 crewboats during 2003 and its strategy is to continue to de-emphasize its crewboat business in 2004.

         Approximately 26.0% of our 2003 offshore revenue was derived from domestic operations under U.S.-flag vessel registration in the Gulf of Mexico, directed from offices in Amelia, Louisiana. Offices in Amelia, and Lafayette,

Louisiana were downsized and consolidated in Amelia during the first quarter of 2004. The balance was derived from international operations, including offshore West Africa, the Arabian Gulf and adjacent areas, such as India, and Southeast Asia. We also operate offshore energy support vessels in other regions, including Brazil. Operations in the Arabian Gulf, Southeast Asia and adjacent areas are directed from facilities in Dubai, United Arab Emirates; operations in offshore West Africa and certain other international areas are directed from facilities in Nyon, Switzerland; and operations in Mexico and Brazil are directed from our Amelia, Louisiana facility. We also have sales offices and/or maintenance and other facilities in many of the countries where our vessels operate.

         The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 17 years. Of the U.S. offshore fleet, approximately 26% are less than 10 years old and approximately 47% are more than 20 years old. After a vessel has been in service for approximately 30 years, the costs of repair, vessel certification and maintenance may not be economically justifiable.

         (2) MARINE TRANSPORTATION (SEABULK TANKERS)

         The Company provides marine transportation services, principally for petroleum products and specialty chemicals, in the U.S. domestic or "coastwise" trade, a market largely insulated from direct international competition under the JONES ACT. Marine transportation consists of our ten U.S.-flag tankers, five of which are double-hulled, and our two double-hull foreign-flag tankers, one of which began international service in the first quarter of 2004 with the other expected to begin service in the second quarter of 2004. This business accounted for approximately 37.6% of our total revenue in 2003.

         PETROLEUM PRODUCT TRANSPORTATION. In the domestic energy transportation trade, oceangoing and inland-waterway vessels transport fuel and other petroleum products, primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts and inland rivers, as well as transportation of petroleum crude and product between Alaska, the West Coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980, as vessels have reached the end of their useful lives and the cost of constructing vessels in the United States (a requirement for U.S. domestic coastwise trade participation) has substantially increased.

         At March 1, 2004, the Company operated the following petroleum product carriers:


                                            CAPACITY            TONNAGE              OPA 90
NAME OF VESSEL                             IN BARRELS         IN "DWT"(1)       RETIREMENT DATE
--------------                             ----------         -----------       ---------------
SEABULK TRADER                              360,000             49,900                2011
SEABULK CHALLENGE                           360,000             49,900                2011
SEABULK ENERGY (formerly known as
S/R BRISTOL BAY)                            341,000             45,000                None
SEABULK ARCTIC                              340,000             46,000                None
SEABULK MARINER                             340,000             46,000                None
SEABULK PRIDE                               340,000             46,000                None
SEABULK POWER (formerly known as
DEFENDER)                                   260,000             36,600                2008

-----------
(1) Dead weight tons or "dwt".

         Since January 2002, the SEABULK ENERGY was operated by a major oil company on a bareboat charter. The bareboat charter was terminated in December 2003 and was replaced by a consecutive voyage charter. The vessel began trading in foreign commerce in January 2004.

         The SEABULK ENERGY, SEABULK ARCTIC, SEABULK MARINER and SEABULK PRIDE are four of our five double-hull carriers. These vessels are the newest and most technologically advanced product carriers in the JONES ACT market. The fifth double-hull, BRENTON REEF, is listed below under chemical tankers.

         The Company acquired the SEABULK POWER in March 1998. Under OPA 90, this vessel cannot be used to transport petroleum and petroleum products in U.S. commerce after 2008. The Company acquired the SEABULK CHALLENGE and SEABULK TRADER in August 1996. Their OPA 90 retirement date is 2011. The four double-hulls have no retirement date under OPA 90.

         At March 1, 2004, six of the Company's petroleum product carriers were operating under time charters and one under a consecutive voyage charter.

         CHEMICAL TRANSPORTATION. In the U.S. domestic coastwise chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, alcohol, chlorinated solvents, paraxylene, alkylates, toluene, ethylene glycol, methyl tertiary butyl ether (MTBE) and lubricating oils. Some of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks; many of them are very sensitive to contamination and require special cargo-handling equipment.

         At March 1, 2004, the Company operated three vessels in the chemical trade:

                                                CAPACITY                TONNAGE                  OPA 90
NAME OF VESSEL                                 IN BARRELS               IN "DWT"             RETIREMENT DATE
--------------                                 ----------               --------             ---------------
BRENTON REEF                                    341,000                  45,000                   none
SEABULK MAGNACHEM                               297,000                  39,300                   2007
SEABULK AMERICA                                 297,000                  46,300                   2015


         Delivered in 1999, the BRENTON REEF is a double-hull carrier in which the Company has a 100% equity interest. The Company operates the SEABULK MAGNACHEM under a bareboat charter expiring in February 2007 with a purchase option. The Company owns a 67% equity interest in the SEABULK AMERICA; the remaining 33% interest is owned by Stolt Tankers (U.S.A.), Inc.

         The SEABULK MAGNACHEM and SEABULK AMERICA have full double bottoms (as distinct from double- hulls). Double bottoms provide increased protection over single-hull vessels in the event of a grounding. Delivered in 1977, the SEABULK MAGNACHEM is a CATUG (or catamaran tug) integrated tug and barge, or ITB, which has a higher level of dependability, propulsion efficiency and performance than an ordinary tug and barge. The SEABULK America'S stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating, which the Company deems to be a competitive advantage.

         All three chemical carriers have from 13 to 24 cargo segregations which are configured, strengthened, and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals we transport are hazardous substances. Current voyages are generally conducted from the Houston and Corpus Christi (Texas), and Lake Charles (Louisiana) areas to such ports as New York, Philadelphia, Baltimore, Wilmington (North Carolina), Charleston (South Carolina), Los Angeles, San Francisco (California), and Kalama (Washington). The chemical carriers are also suitable for transporting other cargoes, including grain.

         Pursuant to OPA 90, the SEABULK AMERICA and SEABULK MAGNACHEM cannot be used to transport petroleum and petroleum products in U.S. commerce after 2015 and 2007, respectively. THE BRENTON REEF has no retirement date under OPA 90. The two chemical carriers, SEABULK AMERICA and SEABULK MAGNACHEM, can also be used as petroleum tankers until 2015 and 2007, respectively. SEABULK AMERICA is among the last independently owned product tankers scheduled to be retired under OPA 90.

         For vessels not operating under time charters, the Company books cargoes either on a spot (movement-by-movement) or contract of affreightment basis. Approximately 60.0% of contracts for cargo are committed on a 12- to 30-month basis, with minimum and maximum cargo tonnage specified over the period at fixed or escalating rates per ton.

         (3) MARINE TOWING (SEABULK TOWING)

         Towing is the smallest of the Company's three businesses and represented approximately 11.6% of our total revenue in 2003. Our harbor tugs serve seven ports in Florida, Alabama, Texas and Louisiana, where they assist petroleum product carriers, barges, container ships and other cargo vessels in docking and undocking and in proceeding within the port areas and harbors. We also operate four tugs with offshore towing capabilities that conduct a variety of offshore towing services in the Gulf of Mexico and the Atlantic Ocean. Demand for towing services depends on vessel traffic and oilfield activity, which is in turn generally dependent on local, national and international economic conditions, including the volume of world trade.

         Our tug fleet consists of 16 conventional tugs and 10 tractor tugs, including four Ship Docking Module tractor tugs, known as SDMs. SDMs are innovative ship docking vessels, designed and patented by us that are more maneuverable, efficient, and flexible and require fewer crew members than conventional harbor tugs.

         In August 2002, the Company bareboat-chartered the tug HOLLYWOOD for a term of one year to Signet for operations in the port of Brownsville, Texas. The name was subsequently changed to SIGNET ENTERPRISE. The charter was renewed in August 2003 for a term of one year. In January 2004, the tug EAGLE II was bareboated to Exxon/SeaRiver for one year with renewable options for service in San Francisco.

         HARBOR TUG OPERATIONS. In most U.S. ports, competition is unregulated. Rates are unregulated in all ports that we serve, including the franchised ports. Generally, harbor tugs can be moved from port to port. However, Port Everglades grants non-exclusive franchises to harbor tug operators.

         PORT EVERGLADES. Port Everglades is the second largest petroleum non-refining storage and distribution center in the United States, providing substantially all of the petroleum products for South Florida. Seabulk Towing's franchise requires it to maintain a minimum of three tractor tugs in the port. The franchise is not exclusive and expires in 2007. While the Company is regarded as a high-standards operator, there is no assurance the franchise will be renewed. As of March 1, 2004, the Company operated four tugs in Port Everglades.

         TAMPA. The Company expanded harbor towing services to Tampa through the October 1997 acquisition of an established operator in the port. Because the port is comprised of three "sub-ports" (including Port Manatee) and a distant sea buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. On March 1, 2004, we operated five tugs, including two tractor tugs, one SDM, and two conventional tugs in the port (including Port Manatee).

         PORT CANAVERAL. In Port Canaveral, the Company had been the sole franchise holder for harbor-docking services until May 2003 when the Canaveral Port Authority terminated its franchise system. We provide docking and undocking services for commercial cargo vessels serving central Florida and, on a very limited basis, for cruise ships, as well as for Navy vessels. We are currently the sole provider of tug services at the Port but expect another operator to enter the market in April 2004. The Company operates three tugs in Port Canaveral.

         MOBILE. At this port, the Company provides docking and undocking services primarily to commercial cargo vessels, including vessels transporting coal and other bulk exports. The Company operates three tugs at this port. There is a competing provider.

         PORT ARTHUR AND LAKE CHARLES. At these ports the Company operates seven tugs. Currently, five of these tugs serve Port Arthur, Texas and two serve Lake Charles, Louisiana. Each of these ports has a competing provider.

         OFFSHORE AND BAREBOAT TOWING OPERATIONS. The Company currently has one tug working in the offshore towing market conducting a variety of offshore towing services in the Gulf of Mexico and the Atlantic Ocean, and three tugs working on bareboat charters.

F.  CUSTOMERS AND CHARTER TERMS

         The Company offers offshore energy support services primarily to oil companies and large drilling companies. Consistent with industry practice, our U.S. Gulf of Mexico operations are conducted primarily in the "term" market pursuant to short-term (less than six months) charters at varying day rates. Generally, such short-term charters can be terminated either by us or our customers upon notice of five days or less. Charters in our international markets have terms ranging from a few days to several years.

         The primary purchasers of petroleum product transportation services are utilities, oil companies, and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper's requirements. Citgo and Tesoro each accounted for 7% of our 2003 revenue and were our largest customers.

         The Company's towing services are offered to vessel owners and operators and their agents. Our rates for harbor towing services are set forth in published tariffs and may be modified at any time, subject to competitive factors. The Company also grants volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an AD HOC basis.

G.  COMPETITION

         The Company operates in a highly competitive environment in all our operations. The principal competitive factors in each of the markets in which we operate are suitability, reliability and capability of equipment, safety record, personnel, price, service, and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), shallow water versus deepwater needs, the complexity of maintaining logistical support and the cost of transferring equipment from one market to another. Our vessels providing marine transportation services compete with other vessel operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the users of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, we compete with other providers of tug services in all of the ports in which we operate. In March 2003 our franchise agreement with the Canaveral Port Authority was terminated. The Company expects to face tug competition in Port Canaveral in April 2004. Additional competitors may enter our markets in the future. While U.S.-flag, coastwise-operated vessels are protected under the JONES ACT and the Outer Continental Shelf Act, foreign-built, foreign-manned and foreign-owned vessels could be eligible to compete with our vessels operating in the domestic trade if the JONES ACT were repealed or waived. There are no current indications that this will occur, although there are continuing attempts by foreign operators to undermine the JONES ACT through exceptions and by interpretation.

H.  ENVIRONMENTAL AND OTHER REGULATIONS

         The Company's business and operations are subject to significant federal, state, local and international laws and regulations. The principal laws affecting us are described below.

         ENVIRONMENTAL. The Company's business and operations are subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including those relating to the generation, storage, handling, emission, transportation and discharge of oil and hazardous and non-hazardous materials, the remediation of contamination and liability for damages to natural resources. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend will likely continue.

         Governmental authorities have the power to enforce compliance with applicable environmental protection and operational safety and health laws and regulations, and violators are subject to penalties, fines, injunctions, and other sanctions. The Company believes that our operations currently are in substantial compliance with applicable environmental laws and regulations. The Company does not expect that it will be required in the near future to make capital expenditures that are material to the financial condition or operations by reason of environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, the Company cannot predict the ultimate cost of complying with these laws and regulations.

         OPA 90. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include our chemical and petroleum product vessels) and "other vessels" (which include our tugs and offshore energy support vessels).

         Under OPA 90, owners and operators of regulated facilities and owners, operators and certain charterers of vessels are "responsible parties" and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. Damages are defined broadly to include (i) natural resources damages and the costs of remediation thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) the net loss of taxes, royalties, rents, fees and profits by the U.S. government, a state or political subdivision thereof;
(iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) the loss of subsistence use of natural resources.

         For facilities, the statutory liability of responsible parties is limited to $350.0 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10.0 million ($2.0 million for a vessel of 3,000 gross tons or less) per vessel; for any "other vessel," such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident caused by the responsible party's violation of federal safety, construction or operating regulations or by the responsible party's gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities or fails to comply with certain governmental orders. Although we currently maintain maximum available pollution liability insurance, a catastrophic spill or a failure or refusal of the insurance carrier to provide coverage could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on our business results of operations or financial condition.

         Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers carrying crude oil and petroleum products in U.S. waters must be built with double-hulls, and existing single-hull, double-side or double-bottom vessels must be phased out of service at some point, depending upon their size, age and place of discharge, through 2015 unless retrofitted with double-hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, our five single-hull chemical and petroleum product carriers will be required to cease transporting petroleum products by 2015, with the first vessel phased out in 2007 and the last vessel phased out in 2015.

         OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations require evidence of financial responsibility demonstrated by insurance, surety bond, self-insurance, or guaranty. The regulations also implement the financial responsibility requirements of the COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA"), which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained Certificates of Financial Responsibility pursuant to the Coast Guard regulations for our product and chemical carriers through self-insurance and commercial insurance.

         OPA 90 also amended the federal WATER POLLUTION CONTROL ACT to require the owner or operator of certain facilities or the owner or operator of a tank vessel to prepare facility or vessel response plans and to contract with oil spill removal organizations to remove to the maximum extent practicable a worst-case discharge. We have complied with these requirements. As is customary, our oil spill response contracts are executory in nature and are not activated unless required. Once activated, we expect our pollution liability insurance to cover the cost of spill removal subject to overall coverage limitations of $1.0 billion; however a failure or refusal of the insurance carrier to provide coverage in the event of a catastrophic spill could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on our business, results of operations or financial condition.

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

         In addition to OPA 90, the following are examples of environmental and occupational health and safety laws that relate to our business and operations:

         CLEAN WATER ACT. The federal WATER POLLUTION CONTROL ACT, also referred to as the CLEAN WATER ACT imposes restrictions on the discharge of pollutants into navigable waters of the United States. The CLEAN WATER ACT provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial potential liability for the costs of removal, remediation, and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or hazardous materials into state waters. In addition, the federal COASTAL ZONE MANAGEMENT ACT authorizes state development and implementation of programs to manage non-point source pollution to restore and protect coastal waters.

         The Company manages our exposure to losses from potential discharges of pollutants through the use of well-maintained, well-managed and equipped facilities and vessels and development of safety and environmental programs, including a maritime compliance program and our insurance program; and we believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any new regulations or requirements or any discharge of pollutants by the Company will not have a material effect on us.

         RCRA. The Company's operations may generate and result in the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA") and comparable state and local laws.

         CERCLA. The federal COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT ("CERCLA") and comparable state laws establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials to the environment and damages to natural resources. The Company has agreed to remediate certain shoreside portions of our former Sun State Marine facility in Green Cove Springs, Florida in cooperation with the state of Florida Department of Environmental Protection and the current owner of the property. The Company has expended approximately $100,000 to date in remediation expenses and anticipates approximately another $100,000 to complete the project over the remainder of 2004. However, the Company and the Florida Department of Environmental Protection so far are in disagreement over testing underwater sediments adjacent to the facility and are in negotiation over the issue. Also, the Company has certain clean-up responsibilities regarding a replacement tenant at the facility. The Company is currently assessing the site to determine the scope of those responsibilities.

         CLEAN AIR ACT. The federal CLEAN AIR ACT requires the U.S. Environmental Protection Agency ("EPA") to promulgate, among other things, standards applicable to the emission of volatile organic compounds and other air pollutants. The Company's chemical and petroleum product carrier vessels are subject to such vapor control and recovery requirements when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports and are equipped with vapor control systems that satisfy these requirements in all material respects. In addition, the EPA has issued regulations addressing air emission requirements applicable to marine engines. These standards will require modifications to new or replacement marine diesel engines in some cases.

         COASTWISE LAWS. A substantial portion of the Company's operations is conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (commonly referred to as the JONES ACT). The coastwise laws reserve marine transportation (including harbor tug services) between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf, under the OUTER CONTINENTAL SHELF ACT) to vessels built in and documented under the laws of the United States (U.S.-flag) and owned and manned by U.S. citizens, with an exception to the ownership requirement with respect to foreign owned financial entities which own and lease U.S. vessels to U.S. citizen operators. Generally, a corporation is deemed a U.S. citizen so long as (i) it is organized under the laws of the United States or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and (iv) 75.0% of the interest and voting power in the corporation is held by U.S. citizens.

         Under the citizenship provisions of the U.S. MERCHANT MARINE ACT OF 1920 ("JONES ACT") and the SHIPPING ACT OF 1916, the Company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the Company's outstanding stock was owned by non-U.S. citizens. The Company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of the Company's common stock. In addition, the Company's charter provides the Company with certain remedies with respect to any transfer or purported transfer of shares of the Company's common stock that would result in the ownership by non-U.S. citizens of more than 25% of its common stock.

         The laws of the United States provide that once a vessel is registered under a foreign-flag it cannot thereafter engage in the U.S. coastwise trade. Therefore, the Company's non-U.S. flag vessels must continue to be operated abroad, and if the Company was not able to secure charters or contracts abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total vessels owned or operated by the Company at March 1, 2004, 71 were registered under foreign-flags and 82 were registered under the U.S.-flag.

         The Company's offshore vessels are subject to international safety and classification standards. U.S.-flag tanker and offshore support vessels operating in the United States are required to undergo periodic inspections and to be recertified under drydock examination at least every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable jurisdictions.

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

         OCCUPATIONAL HEALTH REGULATIONS AND SAFETY ACT. The Company's shoreside facilities and, as of 2001, the Company's U.S.-based vessels, are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration (OSHA) and comparable state programs. Such regulations currently require the Company to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records and keep employees informed of safety and health practices and duties. The Company's vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. Such regulations currently require the Company to perform monitoring, medical testing and record keeping with respect to mariners engaged in the handling of the various cargoes transported by our chemical and petroleum product vessels.

         VESSEL CONDITION. The Company's chemical and petroleum product carriers, offshore energy support vessels, and certain of the Company's tugs are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping and other marine classification societies.

         The Company believes it is currently in compliance in all material respects with environmental and other laws and regulations, including health and safety requirements, to which the Company's business and operations are subject. The Company is unaware of any pending or threatened material litigation or other material judicial, administrative or arbitration proceedings against us based on any alleged non-compliance with or liability under such laws or regulations, with the exception of the potential for a dispute, claim or litigation in connection with the Sun State remediation matter referred to above. The risks of substantial costs, liabilities, penalties and other sanctions for releases of oil or hazardous materials into the environment or non-compliance are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities, penalties or other sanctions will not be incurred by or imposed on us in the future.

         INTERNATIONAL LAWS AND REGULATIONS. The Company's vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards, as well as foreign local laws. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, 1978 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Generally, surveys and inspections are performed by internationally recognized classification societies. The vessels that operate internationally are registered primarily in the Marshall Islands, Liberia and Panama.

         Although the Company believes it is in substantial compliance with all applicable requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in marine operations and there can be no assurance that significant costs, liabilities, penalties and other sanctions will not be incurred by us or imposed on us in the future.

I.  INSURANCE

         The Company's marine transportation operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to the Company's vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards with certain deductibles for which we are responsible. Risk of loss of or damage to the Company's vessels is insured through hull and machinery insurance policies in amounts that approximate fair market value, also subject to certain deductibles. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through our participation in a mutual insurance association, the West of England Association ("West of England").

         In February 2004, the Company changed protection and indemnity (P&I) insurance to West of England. Hence, P&I claims incurred after February 2004 will be the responsibility of West of England. Although the premium for 2004 will be approximately $500,000 less than 2003, the per incident deductible for U.S. Gulf offshore claims increased from $200,000 to $375,000. Because the Company maintains mutual insurance, the Company is subject to additional premiums for prior years due to funding requirements and coverage shortfalls in the event claims exceed available funds, reserves and reinsurance, and to future premium increases based on prior post underwriting loss experience. In order to cover potential future additional insurance calls made by Steamship Mutual for 2003, 2002, and 2001, the Company is required to post a letter of credit in the amount of $3.1 million to support such potential additional calls as a condition to its departure from Steamship Mutual. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

          The Company carries workers' compensation, maritime employer's liability, general liability, directors and officer liability, and other insurance customary in the industry. The Company also carries War Risk insurance for all of its vessels for both hull and machinery damage to the vessels and protection and indemnity liability. This insurance provides coverage for marine perils including war, terrorism, sabotage, riots, seizure and piracy.

         The terrorist attacks on the United States on September 11, 2001 and the continued threat of terrorist activity, together with significant investment losses due to the poor investment performance by most insurance companies, have created uncertainty in the insurance markets. It is also possible that acts of terrorism could be directed against U.S. companies such as ours. These uncertainties have contributed to significant increases in the premiums quoted for our insurance coverages, which in turn has also contributed to substantial increases in the Company's insurance deductibles and self-insured retention levels.

         In December 2001, the Company was notified by Steamship Mutual, its P&I marine insurance club (the Club), of additional insurance calls in the amount of $4.1 million due to the Club's investment losses. The Company accrued the full $4.1 million in 2001. Actual payments of these additional calls were $2.1 million and $2.0 million in 2002 and 2003, respectively.

         The increase in P&I costs due to higher deductibles and higher self-insured retention levels caused an increase in P&I insurance expense in 2003 of approximately $2.0 million. Premiums by both marine and non-marine insurers have been adversely impacted by the erosion of reserves, underwriting losses and increased reinsurance costs. We maintain high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions, which may increase in the future. We carry coverage related to loss of earnings subject to deductibles ranging from 14 to 30 days for our tanker operations, but not for our offshore and tug operations. The Company's hull and machinery insurance was renewed in August 2003.

J.  SECURITY

         Heightened awareness of security needs brought about by the events of September 11, 2001 have caused the U.S. Coast Guard, the International Maritime Organization, and the states and local ports to adopt heightened security procedures relating to ports and vessels. The Company is updating its procedures in light of the new requirements.

         In 2002 Congress passed the MARITIME TRANSPORTATION SECURITY ACT (the
Act) which, together with the International Maritime Organization's recent security proposals (collectively known as The International Ship and Port Security Code), requires specific security plans for our vessels and more rigorous crew identification requirements. The Company is implementing vessel security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing the Act which have been issued by the U.S. Coast Guard. The Company anticipates that the costs of security for our business will increase.

K.  RISKS OF OPERATING INTERNATIONALLY

          The Company's international offshore vessel support operations are subject to the usual risks inherent in doing business in countries other than the United States. Such risks include changing political conditions, local cabatoge and content laws, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, import/export restrictions, increases in duty taxes and royalties, war, and terrorist attacks, all of which are beyond the control of the Company. In Nigeria there has recently been legislation enacted which will provide for certain Nigerian ownership and crew requirements for offshore vessel support operators such as the Company. The Company has entered into a joint venture with Nigerian interests to operate Nigerian flag crewboats in Nigeria, partially in response to such proposals. Although it is impossible to predict the effect of any of these developments on the Company, the Company believes these risks to be within acceptable limits and, in view of the mobile nature of the Company's principal revenue producing assets, does not consider them at this time to constitute a factor materially adverse to the conduct of its international offshore vessel support operations as a whole.

L.  EMPLOYEES

         As of March 1, 2004, we had 1,974 employees. Management considers relations with employees to be satisfactory. Renegotiations of labor contracts are on going. The Company has various collective bargaining arrangements in its towing and tanker segments with expiration dates ranging from May 31, 2004 to December 31, 2007. The Company has approximately 400 members of national maritime labor unions, with approximately 90 members of unions with collective bargaining arrangements expiring by December 31, 2004.

         In January 2003, an election was held among tug crew employees of Seabulk Towing, Inc. at its Mobile, Alabama facility, for the purpose of determining whether the crew would remain non-union, or would choose to be represented by the Marine Engineers Benevolent Association (MEBA) union or the American Maritime Officers union. The results of the election, as certified by the U.S. National Labor Relations Board (NLRB), were that no union collective bargaining representative was selected. No timely objections were filed to the election. Alleged unfair labor practice charges filed against the Company before the NLRB by MEBA arising out of the discharge of three employees and the conduct of the election campaign in Mobile were also settled by the Company agreeing to post several notices in its Mobile, Alabama offices.

M.  ADDITIONAL BUSINESS AND CORPORATE RISK FACTORS

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

     RISKS RELATING TO OUR BUSINESS

     DEMAND FOR MANY OF OUR SERVICES SUBSTANTIALLY DEPENDS ON THE LEVEL OF ACTIVITY IN THE OFFSHORE OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION INDUSTRY.

         The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

         o prevailing oil and natural gas prices and expectations about future prices and price volatility;

         o the cost of exploring for, producing and delivering oil and natural gas offshore;

         o worldwide demand for energy and other petroleum products as well as chemical products;

         o availability and rate of discovery of new oil and natural gas reserves in offshore areas;

         o local and international political and economic conditions and policies;

         o  technological advances affecting energy production and consumption;

         o  weather conditions;

         o  environmental regulation; and

         o the ability of oil and natural gas companies to generate or otherwise obtain funds for capital.

         We expect levels of oil and natural gas exploration, development and production activity to continue to be volatile and affect the demand for and rates of our offshore energy support services and marine transportation services.

         A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity. Lower levels of expenditure and activity would result in a decline in the demand and lower rates for our offshore energy support services and marine transportation services. Moreover, approximately 25% of our offshore energy support services are currently conducted in the Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

      EXCESS VESSEL SUPPLY COULD DEPRESS DAY RATES AND ADVERSELY AFFECT OUR OPERATING RESULTS.

         Increases in oil and natural gas prices and higher levels of expenditure by oil and natural gas companies for exploration, development and production may not result in increased demand for our offshore energy support services and marine transportation services. For example, our offshore energy support segment is affected by the supply of and demand for offshore energy support vessels. During periods when supply exceeds demand, there is significant downward pressure on the rates we can obtain for our vessels. Because vessel operating costs cannot be significantly reduced, any reduction in rates adversely affects our results of operations. Currently, demand for our offshore energy support vessels in the important Gulf of Mexico market is weak and offshore drilling activity has decreased in the Gulf of Mexico over the last two and one half years. A significant increase in the capacity of the offshore energy support industry through new construction could not only potentially lower day rates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in oil and natural gas prices on our results of operations and financial condition. Similarly, should our competitors in the domestic petroleum and chemical product marine transportation industry construct a significant number of new tankers or large capacity integrated or articulated tug and barges, demand for our marine transportation tanker assets could be negatively impacted. Over the last year there have been no newly built U.S.-flag JONES ACT product tankers and four tug and barge tank vessels have been announced or delivered in the domestic industry.

     THE CONSOLIDATION OR LOSS OF COMPANIES THAT CHARTER OUR OFFSHORE ENERGY SUPPORT AND MARINE TRANSPORTATION VESSELS COULD ADVERSELY AFFECT DEMAND FOR OUR VESSELS AND REDUCE OUR REVENUES.

         Oil and natural gas companies and drilling contractors have undergone substantial consolidation in the last few years and additional consolidation is likely. Consolidation results in fewer companies to charter or contract for our vessels. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, adversely affecting demand for our offshore energy support vessels and reducing our revenues.

     INTENSE COMPETITION IN OUR LINES OF BUSINESS COULD RESULT IN REDUCED PROFITABILITY AND LOSS OF MARKET SHARE FOR US.

         Contracts for our vessels are generally awarded on a competitive basis, and competition in the offshore energy support segment is intense. The most important factors determining whether a contract will be awarded include:

         o  suitability, reliability and capability of equipment;

         o  safety record;

         o  age of equipment;

         o  personnel;

         o  price;

         o  service; and

         o  reputation.

         Many of our major competitors are much larger companies with substantially greater financial resources and substantially larger operating staffs than we have. They may be better able to compete in making vessels available more quickly and efficiently or in constructing new vessels, meeting customers scheduling needs, and withstanding the effect of downturns in the market. As a result, we could lose customers and market share to these competitors.

     ACQUISITIONS OF VESSELS AND BUSINESSES INVOLVE RISKS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         From time to time we consider possible acquisitions of vessels, vessel fleets and businesses that complement our existing operations. Consummation of such acquisitions is typically subject to the negotiation of definitive agreements. We can give no assurance that we will be able to identify desirable acquisition candidates or that we will be successful in entering into definitive agreements on terms we regard as favorable or satisfactory. Moreover, even if we do enter into a definitive acquisition agreement, the related acquisition may not thereafter be completed. We may be unable to integrate any particular acquisition into our operations successfully or realize the anticipated benefits of the acquisition. The process of integrating acquired operations into our own may result in unforeseen operating difficulties, may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Future acquisitions could result in the incurrence of additional indebtedness and liabilities which could have a material adverse effect on our financial condition and results of operations.

     WE CONDUCT INTERNATIONAL OPERATIONS, WHICH INVOLVE ADDITIONAL RISKS.

         We operate vessels worldwide. Operations outside the U.S. involve additional risks, including the possibility of:

         o restrictive actions by foreign governments, including vessel seizure;

         o  foreign taxation and changes in foreign tax laws;

         o  limitations on repatriation of earnings;

         o  changes in currency exchange rates;

         o  local sabotage and local ownership laws and requirements;

         o  nationalization and expropriation;

         o  loss of contract rights; and

         o political instability, war and civil disturbances or other risks that may limit or disrupt markets.

         Our ability to compete in the international offshore energy support market may be adversely affected by foreign government regulations that favor or require the awarding of contracts to local persons, or that require foreign persons to employ citizens of, or purchase supplies from, a particular jurisdiction. Further, our foreign subsidiaries may face governmentally imposed restrictions on their ability to transfer funds to their parent company.

     REVENUE FROM OUR MARINE TRANSPORTATION SEGMENT AND TOWING SEGMENT COULD BE ADVERSELY AFFECTED BY A DECLINE IN DEMAND FOR DOMESTIC REFINED PETROLEUM PRODUCTS, CRUDE OIL OR CHEMICAL PRODUCTS, OR A CHANGE IN EXISTING METHODS OF DELIVERY IN RESPONSE TO CERTAIN CONDITIONS THAT MAY DEVELOP.

         A reduction in domestic consumption of refined petroleum products, crude oil or chemical products may adversely affect revenue from our marine transportation segment and towing segment and therefore our financial condition and results of operations. Weather conditions also affect demand for our marine transportation services and towing services. For example, a mild winter may reduce demand for heating oil in our areas of operation. Moreover, alternative methods of delivery of refined petroleum or chemical products or crude oil may develop as a result of:

     CONSTRUCTION OF ADDITIONAL REFINED PETROLEUM PRODUCT AND NATURAL GAS PIPELINES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR TANKER REVENUES.

         Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by our marine transportation vessels. While we believe that high capital costs, tariff regulation and environmental considerations discourage building in the near future of new pipelines or pipeline systems capable of carrying significant amounts of refined petroleum products, crude oil or natural gas, new pipeline segments may be built or existing pipelines converted to carry such products. Such activity could have an adverse effect on our ability to compete in particular markets.

     OUR OFFSHORE ENERGY SUPPORT FLEET INCLUDES MANY OLDER VESSELS.

         The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 17 years. Approximately 47% of these vessels are more than 20 years old. We believe that after a vessel has been in service for approximately 30 years, repair, vessel certification and maintenance costs may not be economically justifiable. We may not be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels. Some of our competitors have newer fleets and may be able to compete more effectively against us.

     WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL LAWS AND REGULATIONS THAT CAN ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

         Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, Occupational Safety and Health Administration, the National Transportation Safety Board and the U.S. Customs Service and to regulation by port states and class society organizations such as the American Bureau of Shipping, as well as to international regulations from international treaties such as the Safety of Life at Sea Convention ("SOLASC") administered by port states and class societies. The U.S. Coast Guard, Occupational Safety and Health Administration, and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

         Our business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase our costs. We cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on our business, results of operations and financial condition. For more information, see "Environmental and Other Regulations."

         We are subject to the Merchant Marine Act of 1920, commonly referred to as the JONES ACT. The JONES ACT requires that vessels used to carry cargo between U.S. ports be constructed, owned and operated by U.S. citizens. To ensure that we are determined to be a U.S. citizen as defined under these laws, our articles of incorporation and by-laws contain certain restrictions on the ownership of our capital stock by persons who are not U.S. citizens and establish certain mechanisms to maintain compliance with these laws. If we are determined at any time not to be in compliance with these citizenship requirements, our vessels would become ineligible to engage in the U.S. coastwise trade, and our business and operating results would be adversely affected.

      WE COULD LOSE JONES ACT PROTECTION, WHICH WOULD RESULT IN ADDITIONAL COMPETITION.

         A substantial portion of our operations is conducted in the U.S. coastwise trade. Under the JONES ACT, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. law. There have been attempts to repeal or undermine the JONES ACT, and these attempts are expected to continue in the future. Repeal of the JONES ACT could result in additional competition from vessels built in lower-cost foreign shipyards and owned and manned by foreign nationals with promotional foreign tax incentives and accepting lower wages and benefits than U.S. citizens, which could have a material adverse effect on our business, results of operations and our financial condition.

      WE WILL HAVE TO PHASE-OUT SOME OF OUR VESSELS FROM PETROLEUM PRODUCT TRANSPORTATION SERVICE IN U.S. WATERS.

         The Oil Pollution Act of 1990, commonly referred to as OPA 90, establishes a phase-out schedule, depending upon vessel size and age, for single-hull vessels carrying crude oil and petroleum products in U.S. waters. The phase-out dates for our single-hull tankers are as follows: SEABULK MAGNACHEM - 2007, SEABULK POWER - 2008, SEABULK TRADER - 2011, SEABULK CHALLENGE
- 2011 and SEABULK AMERICA - 2015. As a result of this requirement, these vessels will be prohibited from transporting crude oil and petroleum products in U.S. waters after their phase-out dates. They would also be prohibited from transporting petroleum products in most foreign and international markets under a more accelerated IMO international phase-out schedule, were we to attempt to enter those markets.

      OUR BUSINESS INVOLVES HAZARDOUS ACTIVITIES AND OTHER RISKS OF LOSS AGAINST WHICH WE MAY NOT BE ADEQUATELY INSURED.

         Our business is affected by a number of risks, including:

         o  terrorism;

         o  the mechanical failure of our vessels;

         o  collisions;

         o  vessel loss or damage;

         o  cargo loss or damage;

         o  hostilities; and

         o  labor strikes.

         In addition, the operation of any vessel is subject to the inherent possibility of a catastrophic marine disaster, including oil, fuel or chemical spills and other environmental mishaps, as well as other liabilities arising from owning and operating vessels. Any such event may result in the loss of revenues and increased costs and other liabilities.

         OPA 90 imposes significant liability upon vessel owners, operators and certain charterers for certain oil pollution accidents in the U.S. This has made liability insurance more expensive and has also prompted insurers to consider reducing available liability coverage. We may be unable to maintain or renew insurance coverage at levels and against risks we believe are customary in the industry at commercially reasonable rates, and existing or future coverage may not be adequate to cover claims as they arise. Because we maintain mutual insurance, we are subject to funding requirements and coverage shortfalls in the event claims exceed available funds and reinsurance, and to premium increases based on prior loss experience. Any shortfalls could have a material adverse impact on our financial condition.

     WE DEPEND ON ATTRACTING AND RETAINING QUALIFIED, SKILLED EMPLOYEES TO OPERATE OUR BUSINESS AND PROTECT OUR BUSINESS KNOW-HOW.

         Our results of operations depend in part upon our business know-how. We believe that protection of our know-how depends in large part on our ability to attract and retain highly skilled and qualified personnel. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our business and to protect our know-how.

         We require skilled employees who can perform physically demanding work on board our vessels. As a result of the volatility of the oil and natural gas industry and the demanding nature of the work, potential employees may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. With a reduced pool of workers, it is possible that we will have to raise wage rates to attract workers from other fields and to retain our current employees. If we are not able to increase our service rates to our customers to compensate for wage-rate increases, our operating results may be adversely affected.

     OUR EMPLOYEES ARE COVERED BY FEDERAL LAWS THAT MAY SUBJECT US TO JOB-RELATED CLAIMS IN ADDITION TO THOSE PROVIDED BY STATE LAWS.

         Some of our employees are covered by provisions of the JONES ACT, the Death on the High Seas Act and general maritime law. These laws typically operate to make liability limits established by state workers' compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers' compensation statutes, we may have greater exposure for any claims made by these employees.

     OUR SUCCESS DEPENDS ON KEY MEMBERS OF OUR MANAGEMENT, THE LOSS OF WHOM COULD DISRUPT OUR BUSINESS OPERATIONS.

         We depend to a large extent on the business know-how, efforts and continued employment of our executive officers, directors and key management personnel. The loss of services of certain key members of our management could disrupt our operations and have a negative impact on our operating results.

     OUR BORROWING AGREEMENTS, INCLUDING OUR AMENDED CREDIT FACILITY AND BOND INDENTURE, CONTAIN COVENANTS THAT RESTRICT OUR ACTIVITIES.

         Our borrowing agreements, including our amended credit facility and bond indenture:

         o require us to meet certain financial tests, including the maintenance of minimum ratios of leverage, and debt service and indebtedness to net worth;

         o  limit certain liens;

         o  limit additional borrowing;

         o  restrict us from making certain investments;

         o restrict certain payments, including dividends, on shares of any class of capital stock; and

         o limit our ability to do certain things, such as entering into certain types of business transactions, including mergers and acquisitions.

These provisions could limit our future ability to continue to pursue actions or strategies that we believe would be beneficial to our company, our stockholders or the holders of the notes or may result in default of our borrowing agreements.

      OUR INSURANCE COSTS ARE RISING AND NO ASSURANCE CAN BE GIVEN THAT THEY WILL NOT CONTINUE TO RISE.

         Our P&I marine insurance clubs, Steamship Mutual and West of England, are mutual associations and rely on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of their members. Recently investment losses, underwriting losses, and high costs of reinsurance have caused Steamship Mutual, and other international marine insurance clubs, to substantially raise the cost of premiums, resulting not only in higher premium costs but also much higher levels of deductibles and self-insurance retentions. Continued deterioration in this insurance market could lead to even higher levels of premiums, deductibles and self-insurance.

      OUR CONTROLLING SHAREHOLDERS EFFECTIVELY CONTROL THE OUTCOME OF SHAREHOLDER VOTING.

         A group of shareholders currently beneficially owns approximately 75% of our voting power. As a result, this group of shareholders has the power to effectively control the outcome of shareholder votes and, therefore, corporate actions requiring such votes. Further, the existence of the controlling group of shareholders may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

     CHANGES IN OPERATING AND FINANCING COSTS COULD HAVE AN ADVERSE IMPACT.

         The impact of changes in operating and financing costs, including foreign currency, interest rates, fuel, insurance and security costs could adversely affect results.

N.  WEBSITE ACCESS TO REPORTS

         Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Insider Transactions, Current Reports on Form 8-K and Registration Statements are available through the Investors page of our website at WWW.SEABULKINTERNATIONAL.COM, as soon as reports are electronically filed with the SEC.

ITEM 2.  PROPERTIES.

         The Company's fleet ownership is described in Item 1. Business. Substantially all of the Company's vessels are mortgaged to secure the Company's Amended Credit Facility or U.S. Maritime Administration Title XI financing.

         The Company's principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company also leases office and other facilities in Lafayette, Louisiana; Amelia, Louisiana; Dubai, the United Arab Emirates; Nyon, Switzerland; Houston, Texas; Tampa, Florida; Port Harcourt, Nigeria; and Singapore. In addition, the Company leases sales offices and maintenance and other facilities in other locations where our vessels operate. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time close or consolidate facilities or lease additional facilities as operations require.

ITEM 3.  LEGAL PROCEEDINGS.

         Under U.S. law, "United States persons" are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company filed three reports with and submitted documents to the Office of Foreign Asset Control ("OFAC") of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company's vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company's vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

         The Company was sued by Maritime Transport Development Corporation
(MTDC) in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on two of its vessels, the SEABULK MAGNACHEM and SEABULK CHALLENGER, under an alleged broker commission agreement. MTDC was controlled by the founders of our predecessor company. The claim allegedly continues to accrue. The amount alleged to be due is over $600,000. The Company believes that the claim is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges, but the Company cannot predict the ultimate outcome.

         From time to time the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and indemnity marine liability insurance covers large claims in excess of the Company's significant deductibles and self-insured retentions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of Seabulk International, Inc. trades on the NASDAQ National Market under the symbol SBLK. Between January 2, 2001 and March 20, 2001, the stock traded on the NASDAQ National Market under the symbol HVDM. In 2000, the Common Stock traded on the OTC Bulletin Board under the symbol HVDM.

         Prior to their expiration, the Class A Warrants traded on the OTC Bulletin Board under the symbol SBLKW. In 2000 and through March 20, 2001, they traded under the symbol HVDMW. The warrants expired on December 12, 2003 and entitled the holder, for each warrant held, to purchase one share of the Common Stock of the Company for $38.49.

         There is no established market for another series of warrants issued to noteholders (the Noteholder Warrants) to purchase 723,861 shares of common stock at an exercise price of $0.01 per share. These warrants expire on June 30, 2007.

         The Company has not paid and does not expect to pay any dividends on its Common Stock.

         The following tables set forth the high and low closing prices of the Company's Common Stock and Class A Warrants, as reported by the NASDAQ National Market and the OTC Bulletin Board.

         COMMON STOCK

                                                               HIGH                  LOW
                                                               ----                  ---
            2004
               First Quarter (through March 1, 2004)         $  11.99            $   8.59

            2003
               First Quarter ....................                9.05                5.61
               Second Quarter ...................               10.25                8.13
               Third Quarter ....................                8.71                6.42
               Fourth Quarter ...................                9.50                7.17

            2002
               First Quarter ....................                5.50                2.70
               Second Quarter ...................                8.10                4.50
               Third Quarter ....................                7.72                5.06
               Fourth Quarter ...................                5.71                4.38



         CLASS A WARRANTS

                                                           HIGH                LOW
                                                           ----                ---

         2003
            First Quarter ..................               0.12               0.03
            Second Quarter .................               0.10               0.02
            Third Quarter ..................               0.10               0.02
            Fourth Quarter .................               0.14               0.02

         2002
            First Quarter ..................               0.38               0.38
            Second Quarter .................               0.38               0.38
            Third Quarter ..................               0.38               0.25
            Fourth Quarter .................               0.28               0.02


         As of March 10, 2004, there were 245 holders of record of the Company's Common Stock.

         The Company declared no dividends in 2003 and 2002.

         The Company's ability to pay dividends in the future is subject to certain limitations, contained in the Company's amended credit facility and the senior notes indenture. Information concerning the Company's plans, which may involve the issuance of equity required by Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters," will be incorporated by reference to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Form 10-K and included in the Proxy Statement for the 2004 Annual Stockholders Meeting.

         Information regarding our equity compensation plans as of December 31, 2003 is disclosed in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.  SELECTED FINANCIAL DATA.

          The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Report.


                                                                                                                   PREDECESSOR
                                                                  SUCCESSOR COMPANY                                COMPANY (1)
                                                 ------------------------------------------------------------    ---------------
                                                                                                  PERIOD FROM     PERIOD FROM
                                                                                                  DECEMBER 16      JANUARY 1
                                                                                                     TO               TO
                                                            YEAR ENDED DECEMBER 31,               DECEMBER 31,    DECEMBER 15,
                                               ------------------------------------------------    ---------     ---------------
                                                 2003         2002         2001         2000         1999            1999(3)
                                               ---------    ---------    ---------    ---------    ---------    -----------------
                                                                             (in thousands)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue ..................................   $ 316,558    $ 323,997    $ 346,730    $ 320,483    $  13,479       $ 328,751
  Operating expenses .......................     179,676      182,558      199,327      205,226        8,047         212,753
  Overhead expenses ........................      38,043       38,657       37,002       39,630        1,643          47,814
  Depreciation, amortization, drydocking
        and other ..........................      66,592       66,376       61,313       50,271        2,069          79,410
  (Gain) loss on disposal of assets ........      (1,463)      (1,364)         134       (3,863)          --          25,658
                                               ---------    ---------    ---------    ---------    ---------       ---------
  Income (loss) from operations ............      33,710       37,770       48,954       29,219        1,720         (36,884)
  Interest expense, net(2) .................      33,498       44,240       55,667       62,010        2,688          70,374
  Other income (expense), net ..............        (939)     (27,758)         (38)       8,711         (597)        260,172
  Reorganization items(3) ..................          --           --           --           --           --        (433,273)
                                               ---------    ---------    ---------    ---------    ---------       ---------
  Loss before provision for income taxes ...        (727)     (34,228)      (6,751)     (24,080)      (1,565)       (280,359)
  Provision for (benefit from) income taxes        4,238        4,642        5,210        4,872           --         (32,004)
                                               ---------    ---------    ---------    ---------    ---------       ---------
  Net loss .................................   $  (4,965)   $ (38,870)   $ (11,961)   $ (28,952)   $  (1,565)      $(248,355)
                                               =========    =========    =========    =========    =========       =========

  Diluted loss per common share:
     Net loss ..............................   $   (0.21)   $   (2.72)   $   (1.16)   $   (2.89)   $   (0.16)      $  (16.02)
                                               =========    =========    =========    =========    =========       =========
  Weighted average number of shares and
      common equivalent shares outstanding -
       Basic and diluted....................      23,176       14,277       10,277       10,034       10,000          15,503
                                               =========    =========    =========    =========    =========       =========
CONSOLIDATED STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in):
     Operating activities ..................   $  69,862    $  61,053    $  66,840    $  26,276    $   2,561       $  14,927
     Investing activities ..................     (53,197)     (14,519)     (31,815)       2,228       (3,021)        (14,862)
     Financing activities ..................     (19,474)     (20,977)     (37,627)     (33,317)      (1,491)         10,826




                                                      SUCCESSOR COMPANY
                                   -----------------------------------------------------------
                                                     AS OF DECEMBER 31,
                                   -----------------------------------------------------------

                                      2003        2002        2001         2000        1999
                                   ---------   ---------   ---------    ---------   ---------
                                                           (in thousands)

CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) ......   $  33,046   $  26,261   ($  7,313)   $   7,026   $  33,498
Total assets ...................     694,440     695,818     744,765      775,476     830,740
Total long-term liabilities ....     445,071     443,095     519,552      544,870     582,364
Stockholders' equity ...........     172,355     176,800     124,687      136,514     165,326


---------------------------
(1) The Company was reorganized under section 382 of the U.S. Bankruptcy Code (Chapter 11) on December 15, 1999.

(2) Interest expense for the period from January 1, 1999 through December 15, 1999 excludes $8.8 million of contractual interest that was not accrued during the Company's Chapter 11 proceeding.

(3) Reorganization items are comprised of items directly related to the Predecessor Company's Chapter 11 proceeding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion and analysis of the Company's financial condition and historical results of operations should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included elsewhere in this Report.

OVERVIEW

         The Company has three lines of business: offshore energy support, marine transportation and marine towing.

         o Offshore energy operates 117 vessels and is one of the world's largest providers of support services to the offshore oil and gas exploration, development and production industry.

         o Marine transportation operates ten U.S.-flag tankers. The tankers, operating in the domestic trade, carry crude oil, petroleum products and chemicals. Five of the vessels have double-hulls and are the most modern in the U.S. fleet.

         o Marine towing operates 26 vessels and has one of the most modern fleets operating in the U.S. We provide towing and harbor assist services in seven ports.

           Since a limited number of customers account for a significant amount of the Company's worldwide revenue, our results are subject to volatility from changes in spending for energy distribution, exploration, development and production. A significant slowdown in capital spending in our markets can create uncertainty as to the level of demand for our equipment. As a result of the uncertainty, an accurate estimate of earnings and cash flow is difficult.

           The following themes and events are important to an understanding of our business:

         o Our results of operations since 2001 have been adversely affected by the continued slowdown in natural gas and crude oil activity in the Gulf of Mexico. International demand remains high; however, rates and utilization for our vessels have declined as a result of increased competition as vessels are shifted from weak markets increasing the supply in stronger markets;

         o The Company has initiated certain changes to improve profitability including: (1) selective new buildings for offshore vessels, (2) selective acquisitions and charters of existing vessels, (3) repositioning vessels, and (4) joint ventures to overcome local cabatoge laws.

         o We continue to reduce our exposure to low margin assets and sell vessels that are not an integral part of our core operations. We continue to reduce our operating expenses through restructuring of our personnel requirements in our offshore division in both domestic and international operations.

         o The Company incurs substantial capital requirements for debt service, vessel maintenance, vessel replacement and upgrades to the fleet to comply with increased regulatory requirements.

         o In August 2003, the Company issued $150 million 9.50% senior unsecured notes to increase the Company's liquidity and renegotiated its primary credit facility. The notes require the semiannual payment of interest only; principal is paid at maturity in 2013. The

            Company entered into an interest rate swap for the notes to mitigate its exposure to interest rate risk. The Company effectively converted the fixed rate to a floating rate currently at 6.05%. The Company's credit facility was amended at the same time to an $80 million revolving facility.

         o The Company is restricted from distributing excess cash from the five double-hull tankers to fund the Company's general working capital requirements unless the double-hull tankers meet certain financial ratios. In 2003, the five double-hull tankers distributed $4.3 million to the Company for working capital purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, useful lives of vessels and equipment, deferred tax assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION. Revenue is generally recorded when services are rendered. We have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy support and marine towing segments, revenues are recorded on a daily basis as services are rendered. For the marine transportation segment, revenues are earned under time charters, bareboat charters or affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Revenue from bareboat charters is earned and recognized on a monthly basis. Bareboat charters provide for fixed fees for a period of time based upon the terms of the agreement. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         ASSET IMPAIRMENT. We record impairment losses on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets carrying amounts. If the carrying value is not recoverable, the carrying value of the assets is reduced to estimated fair value.

         USEFUL LIVES OF FIXED ASSETS. We determine the useful lives of the vessels and equipment based upon regulatory requirements such as OPA 90, market conditions and operational considerations. We continue to evaluate the reasonableness of the useful lives of the vessels and equipment.

         MAJOR MAINTENANCE COSTS. Currently, the costs incurred to drydock our vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. In June 2001, the Accounting Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the second quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. Management has determined that this SOP may have a material effect on the consolidated financial statements. At December 31, 2003, the net book value of the deferred drydocking costs was $35.2 million.

         VALUATION OF DEFERRED TAX ASSETS. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. After application of the valuation allowance, our net deferred tax assets and liabilities are zero at December 31, 2003 and 2002.

OVERVIEW OF REVENUE

         We derive our revenue from three main lines of business - offshore energy support, marine transportation, and marine towing. Seabulk Offshore, our domestic and international offshore energy support business, accounted for approximately 50.8% and 52.9% of Company revenue in 2003 and 2002, respectively. Seabulk Tankers, our marine transportation business, consists of the Company's JONES ACT tanker business, in which it owns nine petroleum and chemical product carriers in the domestic coastwise trade and leases one chemical product carrier. Seabulk Tankers accounted for approximately 37.6% and 37.5% of Company revenue in 2003 and 2002, respectively. Seabulk Towing, our domestic harbor and offshore towing business, accounted for approximately 11.6% and 9.6% of Company revenue in 2003 and 2002, respectively.

SEABULK OFFSHORE

         Revenue from our offshore energy support operations is primarily a function of the size of our fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities. In certain areas where we conduct offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three- to five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including us) are particularly sensitive to changes in market demand.

         As the Company's offshore energy support fleet gets older, the Company's strategy is to look for opportunities to upgrade its offshore fleet to higher-value, larger and newer vessels and to reduce the number of older and smaller vessels, mainly crewboats, in its fleet.

         The Company is planning a newbuild program for offshore fleet replacement and enhancement, and currently has commitments from various lenders. In anticipation of this program, the Company has already added three vessels to its West African fleet: the SEABULK AFRICA, SEABULK SOUTH ATLANTIC and SEABULK ASIA; two vessels to its Southeast Asia fleet: the SEABULK BADAMYAR and SEABULK NILAR; and an inaugural vessel to its Brazilian fleet, the SEABULK IPANEMA. The Company has also executed contracts for two offshore newbuilds for deployment in Brazil, and one long-term contract in Angola.

         The Company sold 18 offshore energy support vessels and three tugs during 2003 for an aggregate total of $9.0 million and a gain of approximately $1.5 million. The Company sold 17 offshore energy support vessels during 2002 for an aggregate total of $6.8 million and a gain of approximately $55,000.

         The following table represents revenue for Seabulk Offshore by major operating area as of December 31 (in thousands):

                                     YEAR ENDED DECEMBER 31,
                                ------------------------------------
                                   2003          2002          2001
                                --------      --------      --------
            Domestic (1) .      $ 41,770      $ 47,490      $ 83,686
            West Africa ..        79,680        84,576        69,305
            Middle East ..        24,650        23,683        22,450
            Southeast Asia        14,616        15,730        15,737
                                --------      --------      --------
            Total ........      $160,716      $171,479      $191,178
                                ========      ========      ========
----------
(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

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


                           Q1 2003                      Q2 2003                      Q3 2003                     Q4 2003
                -----------------------------  ----------------------------  ---------------------------  --------------------------
                  AHTS/  AHT/   Crew/   Other  AHTS/   AHT/   Crew/   Other  AHTS/  AHT/   Crew/   Other  AHTS/  AHT/   Crew/  Other
                  Supply  Tugs  Utility        Supply   Tugs  Utility        Supply  Tugs  Utility        Supply  Tugs  Utility
                -----------------------------  ----------------------------  ---------------------------  --------------------------
DOMESTIC(1)
Vessels(2)          21      --     25      2     21     --      25      2     21     --     24       2     21     --     24      2
Bareboat-out        --      --     --     --     --     --      --     --     --     --     --      --     --     --     --     --
Laid-Up             --      --     --      1     --     --      --      1     --     --     --       1     --     --     --      1
Effective
Utilization(3)     56%      --    61%     --    67%     --     69%   100%    73%     --    77%     98%    61%     --    73%    84%
Day Rate        $5,192      -- $2,330     -- $4,989     --  $2,422 $2,900 $4,970     -- $2,557  $2,737 $5,101     -- $2,463 $2,852


WEST AFRICA
Vessels(2)          32       4      6      1     32      4       1     --     33      4      1      --     34      4      1     --
Laid-Up             --      --     --     --     --     --      --     --     --     --     --      --     --     --     --     --
Effective
Utilization(3)     80%     72%    97%     --    83%    76%     99%     --    78%    86%   100%      --    73%    82%    81%     --
Day Rate        $7,223  $6,131 $3,038     -- $7,199 $6,198  $3,125     -- $7,321 $6,265 $3,199      -- $7,591 $6,053 $3,224     --


MIDDLE EAST
Vessels(2)           6       6      7      6      6      6       7      6      6      6      7       6      6      5      7      5
Laid-Up             --      --     --      1     --     --      --      1     --     --     --       1     --     --     --     --
Effective
Utilization(3)     90%     56%    86%    52%    89%    48%     95%    50%    91%    63%    92%     71%    75%    94%    92%    58%
Day Rate        $3,283  $4,457 $1,682 $5,213 $3,393 $5,364  $1,677 $4,246 $3,476 $5,266 $1,742  $5,341 $3,711 $4,855 $1,760 $4,975


SOUTHEAST ASIA
Vessels(2)           9       1     --      1      8     --      --      1      8     --     --       1      8     --     --      1
Laid-Up             --      --     --     --     --     --      --     --     --     --     --      --     --     --     --     --
Effective
Utilization(3)     59%     71%     --   100%    80%     --      --    73%    78%     --     --    100%    65%     --     --   100%
Day Rate        $5,936  $5,149     -- $9,881  5,321     --      -- $8,482 $5,310     --     --  $7,700 $5,558     --     -- $7,700

---------------
(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)   Held-for-sale and bareboat-out vessels are excluded from the vessel count.

(3)   Effective utilization excludes laid-up vessels.


                          Q1 2002                      Q2 2002                      Q3 2002                     Q4 2002
               ----------------------------  ---------------------------  ---------------------------  ---------------------------
               AHTS/    AHT/   Crew/  Other  AHTS/   AHT/   Crew/  Other   AHTS/  AHT/   Crew/  Other   AHTS/  AHT/   Crew/  Other
               Supply    Tugs  Utility       Supply  Tugs  Utility        Supply  Tugs  Utility        Supply  Tugs  Utility
               ----------------------------  ---------------------------  ---------------------------  ---------------------------
DOMESTIC(1)
Vessels(2)         24       -     30      2     21      -      31      2     21      -     31       2     21      -     28      2
Bareboat-out        -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Laid-Up             -       -      -      1      -      -       -      1      -      -      -       1      -      -      -      1
Effective
Utilization(3)    59%       -    65%      -    63%      -     58%      -    63%      -    62%       -    65%      -    65%      -
Day Rate       $6,687       - $2,666      - $6,005      -  $2,469      - $5,581      - $2,530       - $5,252      - $2,315      -


WEST AFRICA
Vessels(2)         29       5      7      1     30      5       6      1     30      5      6       1     30      4      6      1
Laid-Up             -       1      -      -      -      1       -      -      -      1      -       -      -      -      -      -
Effective
Utilization(3)    84%     86%    89%    97%    85%    97%     84%      -    80%    87%    76%       -    79%    71%    68%      -
Day Rate       $7,368  $6,613 $3,124      - $8,042 $6,522  $2,722      - $7,787 $6,234 $2,976       - $7,316 $5,891 $2,878      -


MIDDLE EAST
Vessels(2)          6       8      8      5      6      8       8      5      6      8      8       5      6      7      7      5
Laid-Up             -       1      1      1      -      1       1      1      -      1      1       1      -      -      -      1
Effective
Utilization(3)    83%     75%    81%    77%    79%    62%     85%    66%    92%    49%    88%     65%    86%    71%    95%    57%
Day Rate       $3,265  $4,571 $1,649 $4,502 $3,250 $5,048  $1,668 $4,475 $3,496 $4,556 $1,646  $4,181 $3,684 $3,991 $1,666 $4,197


SOUTHEAST ASIA
Vessels(2)          8       -      5      2      8      -       -      2      8      -      -       2      8      -      -      2
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    59%       -    53%    44%    68%      -       -      -    66%      -      -       -    61%      -      -      -
Day Rate       $5,510       - $1,472      - $6,320      -       -      - $5,584      -      -       - $6,484      -      -      -

-----------
(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)   Held-for-sale and bareboat-out vessels are excluded from the vessel count.

(3)   Effective utilization excludes laid-up vessels.


                          Q1 2001                      Q2 2001                      Q3 2001                     Q4 2001
               ----------------------------  ---------------------------  --------------------------  ----------------------------
               AHTS/     AHT/   Crew/ Other   AHTS/  AHT/   Crew/  Other  AHTS/  AHT/   Crew/  Other   AHTS/  AHT/   Crew/   Other
               Supply    Tugs  Utility       Supply  Tugs  Utility        Supply  Tugs  Utility        Supply  Tugs  Utility
               ----------------------------  ---------------------------  --------------------------  ----------------------------
DOMESTIC(1)
Vessels(2)         26       -     31      1     26      -      33      1     26      -     32       1     26      -     32      1
Bareboat-out        -       -      2      1      -      -       2      1      -      -      -       1      -      -      -      1
Laid-Up             1       -      -      1      1      -       -      1      -      -      -       1      -      -      -      1
Effective
Utilization(3)    75%       -    87%      -    90%      -     87%      -    83%      -    83%       -    63%      -    72%      -
Day Rate       $6,946       - $2,709      - $7,397      -  $2,929      - $7,486      - $3,061       - $7,141      - $2,928      -


WEST AFRICA
Vessels(2)         27       3      6      1     27      4       5      1     27      4      6       1     27      4      6      1
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    83%     46%    85%      -    86%    41%     77%    84%    82%    63%    64%     84%    76%    86%    80%    96%
Day Rate       $6,325  $4,491 $2,754      - $6,988 $5,528  $2,774 $6,160 $7,644 $6,097 $2,715  $7,363 $7,829 $8,041 $3,358 $9,246


MIDDLE EAST
Vessels(2)          5       8     11      7      5      8      11      7      5      8      9       6      6      8      8      5
Laid-Up             -       -      -      -      -      -       -      -      -      -      -       -      -      1      1      1
Effective
Utilization(3)    77%     24%    66%    56%    92%    50%     59%    69%    86%    48%    65%     43%    81%    60%    86%    64%
Day Rate       $3,003  $4,129 $1,421 $5,197 $2,855 $3,889  $1,434 $5,393 $2,954 $4,443 $1,611  $5,399 $3,121 $4,937 $1,671 $3,986


SOUTHEAST ASIA
Vessels(2)          8       1      5      1      8      1       5      1      8      -      6       2      7      -      6      2
Laid-Up             -       -      1      -      -      -       1      -      -      -      -       -      -      -      -      -
Effective
Utilization(3)    87%     37%    89%    33%    83%    46%     73%    71%    79%      -    69%    100%    69%      -    51%    52%
Day Rate       $5,347  $3,929 $1,429 $6,614 $4,277 $4,255  $1,443 $6,630 $4,762      - $1,708  $8,298 $5,285      - $1,674 $7,302


----------------------
(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)   Held-for-sale and bareboat-out vessels are excluded from the vessel count.

(3)   Effective utilization excludes laid-up vessels.

         Domestic revenue for 2003 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite high natural gas and petroleum prices, exploration and production companies in the U.S. Gulf of Mexico have been unwilling to invest in new projects. Some exploration and drilling companies have reduced their expectations for energy prospects in the mature Gulf of Mexico market. In the meantime, the Company is exploring charter opportunities in Mexico, which remains an active market. During the year, the Company operated four vessels in Mexico.

         International offshore revenues for 2003 were adversely affected by the decrease in vessel count and utilization. In West Africa, the demand for vessels, and hence overall utilization, remained relatively strong as this is an oil-driven deepwater market with longer time horizons and increasing exploration and production budgets primarily from oil company majors. However, revenue decreased due to increased competition and as a result, vessel count and utilization declined slightly from 2002. The Company sold six vessels (five to a joint venture) in its West African fleet during 2003. The Company also redeployed one vessel and added three newbuild vessels to its West African operations during 2003. The recent unrest in Nigeria did not have a significant impact on the Company's operation.

         International vessel demand is primarily driven by crude oil exploration and production. During 2003, crude oil prices and demand remained relatively firm. The Company expects, based on oil company projections and independent analyses, international exploration and production spending to continue to increase in West Africa, which should maintain vessel demand in that area. However, as a result of increased competition from additional vessels from other weaker markets, rates and utilizations of our vessels have been negatively affected in West Africa. Revenue and utilization increased for the Company's Middle East operations versus the prior year. Revenue decreased slightly for the Company's Southeast Asia operations versus the prior year.

SEABULK TANKERS

         Revenue from the Company's marine transportation services business is derived from the operations of 10 tankers carrying crude oil, petroleum products and chemical products in the U.S. JONES ACT trade.

         The Company's tanker fleet operates on either long-term time charters, bareboat charters, or pursuant to consecutive voyage charters or contracts of affreightment. The Company currently has six tankers operating under long-term charters, one under a consecutive voyage charter, and three under contracts of affreightment.

         The following table sets forth the number of vessels and revenue for the Company's petroleum and chemical product carriers:


                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      2003          2002          2001
                                                    --------      --------      --------
      Number of vessels owned at end of period            10            10            10
      Revenue (in thousands)(a) ..............      $119,002      $117,486      $112,694


-------
(a) Excludes revenue from the Company's shipyard operations, which were discontinued in March 2002.

         Tanker revenue increased by 1.3% in 2003 as a result of improved rates.

         PETROLEUM TANKERS. Demand for the Company's crude oil and petroleum product transportation services is dependent on several factors, including production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals and competition from foreign imports. The Company owned eight petroleum product tankers at December 31, 2003. Five of these are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Since January 2002, a major oil company charterer had exclusive possession and control of one of the petroleum product tankers. The oil company charterer was responsible for all operating and drydocking expenses of the vessel until December 2003 when the Company converted the bareboat charter to a consecutive voyage charter under which the vessel began trading in foreign commerce in January 2004. During 2003, one tanker's time charter with a major oil company was renewed for two years. Two other time charters with another oil company were renewed for periods of one year and two-and-one-half years, respectively. Although the Company's JONES ACT fleet has benefited from a tightening domestic tanker market, increased competition from foreign imported products has had a moderating effect on JONES ACT tanker rates. None of the Company's single-hull vessels is scheduled for retirement under OPA 90 before 2007.

         CHEMICAL TANKERS. Demand for industrial chemical transportation services generally coincides with overall economic activity. The Company operated two chemical tankers and one of the five double-hull vessels in the chemical trade as of December 31, 2003. The two chemical tankers are double-bottom ships. The changing industrial needs in U.S. markets, as well as increased competition from foreign imports, have had a moderating effect on chemical tanker rates.

SEABULK TOWING

         Revenue derived from the Company's tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services, and competition. Vessel traffic is a function of the general trade activity in the region served by the port.

         The following table summarizes certain operating information for the Company's tugs.

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                            2003         2002         2001
                                           -------      -------      -------
      Number of tugs at end of period           26           31           31
      Towing revenue (in thousands)        $37,257      $31,475      $35,619

         Towing revenue increased 18.4% to $37.3 million in 2003 from $31.5 million in 2002 due to increased vessel traffic in certain of the Company's ports, higher rates and improved utilization.

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

         In addition to variable expenses associated with vessel operations, we incur fixed charges, which are capitalized and amortized for our vessels and other assets. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the related assets. OPA 90 mandates the useful life of the Company's product carriers, except for the five double-hull carriers.

         Under applicable regulations, the Company's chemical and product carriers, offshore service vessels, and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures. The Company's harbor tugs generally are not required to be drydocked on a specific schedule. During the years ended December 31, 2003, 2002 and 2001, the Company drydocked 64, 54 and 66 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $31.5 million, $23.4 million and $29.4 million, respectively. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See Note 2 to the Company's consolidated financial statements.

         The Company had capital expenditures, including drydocking costs, in the years ended December 31, 2003, 2002 and 2001 of $62.2 million, $27.2 million and $38.7 million, respectively.

         The cost of fuel is an item which has significant impact on the Company's operating results on contracts of affreightment. During 2003, consumables and fuel costs represented approximately 14.1% of operating costs.

         Insurance costs consist primarily of premiums and substantial deductibles, and self-retention layers for:

         o protection and indemnity insurance for our marine liability risks, which are insured by two mutual insurance associations of which we are members and through the commercial insurance markets;

         o hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and

         o general liability and other traditional insurance, which is provided through the commercial insurance markets.

         Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year.

         The increase in P&I costs due to higher deductibles and higher self-insured retention levels caused an increase in P&I insurance expense in 2003 of approximately $2.0 million. Premiums by both marine and non-marine insurers have been adversely impacted by the erosion of reserves, underwriting losses and increased reinsurance costs. No assurance can be given that affordable insurance will be available to the Company in the future. We maintain high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions which may increase in the future. We carry coverage related to loss of earnings on revenues subject to fourteen day deductibles for our tanker operations, but not for our offshore and tug operations. Insurance costs represented approximately 7.4% of operating costs in 2003.

RESULTS OF OPERATIONS

         The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:



                                                                     YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                                   2003                   2002                     2001
                                            -----------------        -----------------        -----------------
                                                                  (DOLLARS IN MILLIONS)

Revenue ..............................      $316.6        100%       $324.0        100%       $346.7        100%
Operating expenses ...................       179.7         56%        182.5         56%        199.3         57%
Overhead expenses ....................        38.0         12%         38.7         12%         37.0         11%
Depreciation, amortization, drydocking
and other ............................        66.6         21%         66.4         20%         61.3         18%
(Gain) loss on disposal of assets ....        (1.4)         0%         (1.4)         0%          0.1          0%
                                            ------       ----        ------       ----        ------       ----
Income from operations ...............      $ 33.7         11%       $ 37.8         12%       $ 49.0         14%
                                            ======       ====        ======       ====        ======       ====

Interest expense, net ................      $ 33.5         11%       $ 44.3         14%       $ 55.8         16%
                                            ======       ====        ======       ====        ======       ====

Other income (expense), net(a) .......      $ (0.9)         0%       $(27.8)        (9%)      $  0.0          0%
                                            ======       ====        ======       ====        ======       ====

Loss before provision for income
taxes ................................      $ (0.7)         0%       $(34.3)       (11%)      $ (6.8)        (2%)
                                            ======       ====        ======       ====        ======       ====

Net loss .............................      $ (5.0)        (2%)      $(38.9)       (12%)      $(12.0)      (3.5%)
                                            ======       ====        ======       ====        ======       ====

---------------
(a) Includes loss on early extinguishment of debt of $27.8 million in the third quarter of 2002, consisting of the write-off of the unamortized financing cost on the Senior Notes and bank debt of $9.7 million, unamortized original issue discount on the Senior Notes of $14.1 million and contractual redemption premiums on the Senior Notes of $4.0 million.

2003 COMPARED WITH 2002

         REVENUE. Revenue decreased 2.3% to $316.6 million for 2003 from $324.0 million for 2002 due to decreased revenue from the Company's offshore energy support segment.

         Offshore energy support revenue decreased 6.3% to $160.7 million for 2003 from $171.5 million for the same period in 2002, primarily due to reduced revenue from the U.S. Gulf of Mexico and West Africa. Revenue from the U.S. Gulf of Mexico decreased during 2003 compared to the same period in 2002 primarily due to reduced exploration and production activity. The decrease in West Africa revenue was driven by lower rates and utilization and lower vessel count. As a result of increased competition from additional vessels from other weaker markets, rates and utilizations of our vessels were negatively affected in West Africa.

         Marine transportation revenue decreased 2.0% to $119.0 million for 2003 compared to $121.4 million for 2002. The decrease in revenue is primarily due to the sale of our inland barge and shipyard operations in 2002, as well as an increase in off-hire days in 2003 as a result of vessel drydockings and repairs.

         Towing revenue increased by 18.4% to $37.3 million for 2003 from $31.5 million for 2002. The increase in revenue was due to increased vessel traffic in certain of the Company's ports, higher rates and improved utilization of the Company's tug fleet.

         OPERATING EXPENSES. Operating expenses decreased 1.6% to $179.7 million from $182.6 million for the same period in 2002. Payroll decreased in the U.S. Gulf of Mexico market due to lower crewing costs and in the tanker segment due to payroll expense control. Repair and maintenance expenditures decreased due to unusually high repairs in the marine transportation segment in the prior year. Fuel and consumables decreased as a result of the sale of our inland barge and shipyard operations in 2002. This was partially offset by an increase in insurance costs.

         OVERHEAD EXPENSES. Overhead expenses remained substantially the same at $38.0 million in 2003 as compared to $38.7 million for the same period in 2002.

         DEPRECIATION, AMORTIZATION, DRYDOCKING AND OTHER. Depreciation, amortization, drydocking and other expenses remained substantially the same at $66.6 million for 2003 from $66.4 million for 2002. Other includes a write-down of assets held for sale of $1.2 million (see Note 2). This is offset by a decrease in drydocking amortization due to a reduction in drydockings in the offshore energy segment as the Company has been selling its older and smaller vessels.

         NET INTEREST EXPENSE. Net interest expense decreased 24.3% to $33.5 million for 2003 from $44.2 million for the same period in 2002. The decrease was primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

         OTHER EXPENSE, NET. Other expense, net decreased to $0.9 million in 2003 compared to other expense of $27.8 million in 2002. This decrease is primarily due to the reduced losses on the early extinguishment of debt. The Company had a loss on early extinguishment of debt of $1.7 million in 2003 compared to a loss on early extinguishment of debt of $27.8 million in 2002.

2002 COMPARED WITH 2001

         REVENUE. Revenue decreased 6.6% to $324.0 million for 2002 from $346.7 million for 2001 due to decreased revenue from the Company's offshore energy support segment.

         Offshore energy support revenue decreased 10.3% to $171.5 million for 2002 from $191.2 million in 2001, primarily due to reduced revenue from the U.S. Gulf of Mexico. This was offset in part by higher revenue from the West Africa operating region. Revenue from the U.S. Gulf of Mexico decreased during 2002 primarily due to reduced exploration and production activity in response to average natural gas prices, high inventories and reduced demand for energy. The increase in West Africa revenue was driven by higher day rates and an expanded vessel count as offshore exploration and production activity remained strong. The Company took advantage of the expanding West Africa market by (1) mobilizing three of its Gulf of Mexico supply boats and one Southeast Asia utility boat for redeployment to West Africa and (2) reactivating one anchor-handling tug from "held-for-sale" status to active status in West Africa during the first half of 2002.

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

         DEPRECIATION, AMORTIZATION, DRYDOCKING AND OTHER. Depreciation, amortization, drydocking and other expenses increased 8.3% to $66.4 million for 2002 from $61.3 million for 2001, primarily due to higher planned drydocking expenditures for offshore energy support vessels and tankers during the second half of 2001 and in 2002. As a result, drydock amortization expense is also higher as drydock costs are amortized on a straight-line basis over the period to the next drydocking (generally 30 months).

         NET INTEREST EXPENSE. Net interest expense decreased 20.5% to $44.2 million for 2002 from $55.7 million for the same period in 2001. The decrease was primarily due to the combination of lower interest rates on variable rate debt and lower outstanding debt balances under our term loans and revolving credit facility. Interest expense also decreased as a result of the recapitalization in September 2002. The interest rate on the New Credit Facility is substantially less than the rate on the Company's Senior Notes, which were redeemed on October 15, 2002. In November 2002, the interest rate under the New Credit Facility was increased by 100 basis points (1%) in accordance with the terms of the commitment letter with the lending banks to syndicate the New Credit Facility by November 13, 2002.

         OTHER EXPENSE, NET. Other expense, net increased to $27.8 million in 2002 compared to other expense of $0 in 2001. The increase in other expense is primarily due to a loss on early extinguishment of debt of $27.8 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, the Company had cash on hand of $34.4 million and working capital of approximately $33.0 million. The Company's main sources of liquidity are cash from operations, borrowings under our amended credit facility, and proceeds from the sale of vessels with marginal operating performance. In 2003, cash from operations totaled $69.9 million, which was $8.8 million greater than 2002. At December 31, 2003, availability under our $80.0 million amended senior credit facility was approximately $46.1 million. Additionally, the Company received $9.0 million from the sale of vessels during 2003. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further in this report under "Additional Business and Corporate Risk Factors" in Part 1, Item 1. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company currently has commitments from various lenders to fund at least 80% of the cost of vessels it has contracted to purchase.

         LONG-TERM DEBT. Long-term debt, including capital leases and current maturities, consisted of the following (in thousands):


                                        OUTSTANDING            OUTSTANDING
                                          BALANCE                BALANCE                                 INTEREST RATE
                                           AS OF                  AS OF                                      AS OF
            FACILITY                 DECEMBER 31, 2003      DECEMBER 31, 2002        MATURITY            MARCH 1, 2004
---------------------------------    ------------------     ------------------    ----------------    ---------------------
Senior Notes                              $ 151.5                  $--                 2013           9.50%(a)
Amended credit facility                   $ 30.0                 $ 178.7               2008           4.62%
Title XI financing bonds                  $ 216.1                $ 234.5           2005 to 2024       5.86% to 10.10%
Other notes payable                       $ 23.1                 $ 22.0            2003 to 2011       4.00% to 8.50%
Capital leases                            $ 35.8                 $ 31.8            2004 to 2013       5.57% to 8.25%
                                          ------                 ------
   Total                                  $ 456.5               $ 467.0
                                          =======               =======

(a) - The Company effectively converted the interest rate on its outstanding 9.50% Senior Notes to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%.

         In addition to the amended credit facility balance of $30.0 million, there are $3.9 million in outstanding letters of credit as of December 31, 2003. The Company is subject to semi-annual reductions on the amended credit facility commencing February 5, 2004 with the final payment due in August 2008.

          On August 5, 2003, the Company completed the offering of $150 million of Senior Notes (Notes) due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company's indebtedness under a $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private institutional investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Company's subsidiaries. The Notes are subject to certain covenants, including, among other things, limiting the Company's ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003, the Company filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and the Company completed the exchange offer on December 16, 2003.

           In connection with the Notes offering, the Company amended and restated its $180.0 million credit facility. The amended credit facility consists of an $80.0 million revolving credit facility and has a five-year maturity. The amended credit facility is subject to semi-annual reductions commencing February 5, 2004. The principal reductions on the amended credit facility are as follows: $8.0 million each in 2004 through 2007, and $48.0 million in 2008. Interest on the loans is payable monthly, with a variable interest rate. The rate is either a LIBOR or base rate plus a margin based upon certain financial ratios of the Company (4.67% at December 31, 2003). It is secured by first liens on certain of the Company's vessels (excluding vessels financed with Title XI financing and some of its other vessels), second liens on two vessels, and stock of certain subsidiaries and is guaranteed by certain subsidiaries. The amended credit facility is subject to various financial covenants, including minimum ratios of adjusted EBITDA to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of the Company's vessels.

         In October 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. The Company entered into this transaction in order to mitigate its exposure to interest rate risk. Through this derivative instrument, which covers a notional amount of $150 million, the Company effectively converted the interest rate on its outstanding 9.50% senior notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%. The swap agreement is secured by a second lien on the assets that secure the Company's amended credit facility. The Company entered into the swap transaction "at-market", and as a result there was no exchange of a premium at the initial date of the transaction.

         CAPITAL REQUIREMENTS. The Company's capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions.

         During 2003, the Company incurred $62.2 million in capital improvements for drydocking costs and newbuild vessels. Approximately $31.5 million was for drydockings and approximately $20.3 million was for the purchase of the SEABULK AFRICA and the SEABULK IPANEMA. Progress payments on the two Brazilian newbuild vessels in 2003 totaled approximately $7.6 million.

         The Company's expected 2004 capital requirements for drydocking costs are $31.9 million and $34.2 million for newbuild vessels. In addition, the Company has agreed to purchase two double-hull product tankers for approximately $62.0 million and expects to fund the vessels by a combination of new borrowings and available cash. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

         The Company's amended credit agreement contains certain restrictive financial covenants that, among other things, requires minimum levels of EBITDA and tangible net worth. A covenant has been amended as of February 26, 2004 to allow the Company a greater degree of flexibility under the debt/EBITDA ratio.

         The Company is in compliance with the financial covenants of the Senior Notes at December 31, 2003. The Senior Notes require the Company to make payments of interest only. Based on current financial projections, the Company expects to be in compliance through the balance of 2004. Management continues implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

         The possibility exists that unforeseen events or business or regulatory conditions, including deterioration in the markets, could prevent the Company from meeting targeted operating results. If unforeseen events or business or regulatory conditions prevent the Company from meeting targeted operating results, the Company will continue to pursue alternative plans including additional asset sales, additional reductions in operating expenses, and deferral of capital expenditures, which should enable the Company to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in its implementation.

         CASH FLOWS. Net cash provided by operating activities totaled $69.9 million for the year ended December 31, 2003 compared to $61.1 million for the same period in 2002. The increase in cash provided by operating activities in 2003 resulted from lower costs associated with the early retirement of debt in 2002.

         Net cash used in investing activities was $53.2 million for the year ended December 31, 2003 compared to $14.5 million for the same period in 2002. The increase in cash used in investing activities was due primarily to the purchase of vessels and equipment. In 2003, the Company used approximately $20.3 million for the purchase of the SEABULK AFRICA and the SEABULK IPANEMA and approximately $7.6 million in progress payments for the two Brazilian newbuild vessels.

         Net cash used in financing activities for the year ended December 31, 2003 was $19.5 million compared to $21.0 million for the same period in 2002. The decrease in cash used in financing activities in 2003 is mainly attributable to additional vessel financing, partially offset by the early payout of Title XI debt of $11.2 million (see Note 15) and payment of deferred financing costs for Senior Notes and amended credit facility.

         DEBT SERVICE AND OTHER CONTRACTUAL OBLIGATIONS. The Company's principal and interest obligations for 2003 were $22.5 and $31.8 million, respectively. In addition to the required debt service, the Company issued $150.0 million in Senior Notes to retire $80 million in term loans and $68.7 million of the revolver, refinanced three of its offshore vessels for $14.7 million, and paid off $11.2 million in Title XI debt related to three of its towing vessels. In 2004, principal and interest obligations are expected to be $14.4 and $36.0, respectively.

         In 2003, the Company had obligations of $17.8 and $13.0 for debt and interest, respectively, exclusive of the Title XI debt on its five double-hull tankers. In 2004, principal and interest obligations are expected to be $9.4 and $21.5, respectively.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from U.S. Maritime Administration ("MARAD"). In the second quarter of 2003, the first deposits to the reserve fund were made in the amount of $3.8 million. Additionally, according to the Title XI financial agreement, the Company is restricted from distributing excess cash from the operations of the five double-hull tankers until certain working capital levels have been reached and maintained. Accordingly, at December 31, 2003, the Company had approximately $27.0 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements. However, in 2003, the five double-hull tankers distributed approximately $4.3 million to the Company for general working capital purposes. The Company expects to receive $3.8 million during the first quarter of 2004.

         The following summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.


                                                                         PAYMENTS DUE BY PERIOD
                                              ------------------------------------------------------------------------------
                                                                LESS THAN 1         1 - 3          3 - 5          OVER 5
         CONTRACTUAL OBLIGATIONS                 TOTAL             YEAR             YEARS          YEARS           YEARS
-------------------------------------------   ------------    ----------------    -----------    -----------    ------------
              (IN MILLIONS)
Long-term debt                                     $419.3               $10.9          $20.3          $51.3          $336.8
Capital lease obligations                            48.7                 6.0           10.9           11.3            20.5
Operating leases                                     15.1                 3.4            6.3            3.3             2.1
Newbuild vessels                                     36.3                34.2            2.1             --              --
Tankers purchase commitment                          62.0                62.0             --             --              --
                                              ------------    ----------------    -----------    -----------    ------------
Total contractual cash obligations                 $581.4              $116.5          $39.6          $65.9          $359.4
                                              ============    ================    ===========    ===========    ============


         FUTURE CAPITAL REQUIREMENTS. Our near-term cash requirements are related primarily to funding operations. We cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If the Company cannot generate sufficient cash flow from operations, we may obtain additional sources of funding through capital market transactions. The Company cannot provide assurance that these sources will be available.

EFFECTS OF INFLATION

         The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Accounting Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the second quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. Management has determined that this SOP may have a material effect on the consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, Capitalization of Interest Cost ("SFAS 34"), which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company.

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company has determined that the adoption of FIN 46 will not have a significant impact on its financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("SFAS 145"), which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the January 1, 2003 adoption of the standard, the Company reclassified to continuing operations amounts previously reported as extinguishments of debt.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"), which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard did not have a significant impact on the consolidated financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

INTEREST RATE RISK

          The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. On October 20, 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. The Company entered into this transaction in order to mitigate its exposure to interest rate risk. Through this derivative instrument, which covers a notional amount of $150 million, the Company effectively converted the interest rate on its outstanding 9.50% Senior Notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%. The swap agreement is secured by a second lien on the assets that secure the Company's amended credit facility.

         In connection with the Senior Notes offering, the Company has amended and restated its existing credit facility (see Note 3). The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The interest rate is currently 4.62%. A hypothetical 2.0% increase in interest rates on $80 million of debt would cause the Company's interest expense to increase on average approximately $1.2 million per year over the term of the loans, with a corresponding decrease in income before taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements are listed in Item 15(a), included at the end of this Report on Form 10-K beginning on page F-1, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that the Company is able to record, process, summarize and report, within the applicable time periods, the information required in the Company's annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Company has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934) that have materially affected the Company's internal control over financial reporting or are reasonably likely to materially affect the Company's internal control over financial reporting.

         Attached as Exhibits 31.1 and 31.2 hereto are certifications by the Company's Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 9A should be read in conjunction with these Section 302 certifications. Additionally, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report on Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a)  DIRECTORS AND OFFICERS

         The following table provides information on the Company's current executive officers and directors, all of which were serving in the indicated capacities at December 31, 2003.


     NAME                               AGE                 CURRENT POSITION
     ----                               ---                 ----------------
Gerhard E. Kurz.....................    64           Chairman of the Board, President, Chief Executive
                                                       Officer and Director
Vincent deSostoa....................    59           Senior Vice President and Chief Financial Officer
Larry D. Francois...................    61           Senior Vice President and President--Seabulk Offshore
Kenneth M. Rogers...................    48           Senior Vice President and President--Seabulk Towing
Alan R. Twaits......................    56           Senior Vice President, General Counsel and Secretary
L. Stephen Willrich.................    51           Senior Vice President and President--Seabulk Tankers
Michael J. Pellicci.................    40           Vice President--Finance and Corporate Controller
Hubert E. Thyssen...................    56           Vice President--Seabulk Offshore
Ari J. Benacerraf(1) (4) ...........    40           Director
Peter H. Cressy(2) (3) (4)..........    62           Director
David A. Durkin.....................    34           Director
Kenneth V. Huseman..................    52           Director
Robert L. Keiser(1) (2).............    61           Director
Pierre F. Lapeyre, Jr.(1) (4).......    41           Director
David M. Leuschen(3)................    53           Director
Thomas P. Moore, Jr. (2) (4)........    65           Director
Steven A. Webster (3)...............    52           Director

--------------
(1)   Member of the Compensation Committee.

(2)   Member of the Audit Committee.

(3)   Member of the Nominating and Corporate Governance Committee.

(4)   Member of the Finance Committee.

         MR. KURZ was elected Chief Executive Officer and a Director of the Company in April 2000, President in September 2000, and Chairman in September 2002. He formerly served as President of Mobil Shipping and Transportation Company (MOSAT), a Mobil Oil-affiliated company from which he retired in March 2000. Mr. Kurz joined Mobil in London in 1964 as a Chartering Assistant. In 1965 he was transferred to Mobil's Marine Division in New York. After a series of assignments, he was named Vice President of Planning, Middle East and Marine Transportation, and then President of MOSAT in 1989. Mr. Kurz is past Chairman of the Marine Preservation Association and the Oil Companies International Marine Forum. He serves on the Board of Directors of the American Bureau of Shipping and chairs its Audit Committee. He previously chaired its Finance and Nominating Committees. He also serves on the Boards of the Seamen's Church Institute, the Coast Guard Foundation, and the Newport News Mariners' Museum. He is a founding member and Chairman of the Massachusetts Maritime Academy's International Business Advisory Council and a member of the International Advisory Board to the Panama Canal Authority. Mr. Kurz is the recipient of numerous awards and honors, including the International Maritime Hall of Fame Award, the 1999 SEATRADE "Personality of the Year" award, the Seamen's Church

Institute Silver Bell Award, the Order of the U.S.S. ST. MARY'S Medal from the State University of New York Maritime College, the U.S. Coast Guard Award and Medal for Meritorious Public Service, and the Seafarers' House International Golden Compass Award. He holds an Honorary Doctorate Degree from the Massachusetts Maritime Academy.

         MR. DESOSTOA has been Senior Vice President and Chief Financial Officer since June 2002. He was previously President and Chief Financial Officer of Zeosoft Corporation, a provider of mobile service networks. Previously, he served as Senior Vice President and Chief Financial Officer of OMI Corporation, an international tanker operator with interests in real estate and energy. Mr. deSostoa was also Chief Financial Officer of the New York City Transit Authority and a partner with Peat Marwick, Mitchell & Co., a public accounting firm, which he joined in 1973.

         MR. FRANCOIS was appointed Senior Vice President in February 2003 and President, Seabulk Offshore in January 2003. He previously served as Area Manager of domestic offshore marine operations for Tidewater Inc. Previously, he was Division Manager for Zapata Gulf Marine Corporation in Mexico, International Marketing Manager in London for Western Oceanic, Inc., and Area Executive for Tidewater in Egypt. He was also Marketing & Sales Manager for Dillingham Maritime, a division of the Dillingham Corporation. A Vietnam war veteran, Mr. Francois served in the United States Air Force with the rank of Captain.

         MR. ROGERS has been Senior Vice President and President, Seabulk Towing since July 2002. He was previously Senior Vice President of Marketing for Seabulk Towing, which he joined in October 2001 Previously, he was Managing Director of Maritime Audit Services for Carnival Corporation and President of Southern Ship Management. Mr. Rogers was successively Port Captain, Ship Manager, Assistant Vice President of Operations and Vice President of Operations for OMI Corporation, which he joined in 1986. He began his career, upon graduation from the United States Merchant Marine Academy, with Texaco Inc. as a Deck Officer.

         MR. TWAITS has been Senior Vice President, General Counsel and Secretary since November 2000. He was previously Senior Vice President, General Counsel and Secretary of Premier Cruise Lines. Previously, he was in private practice and served as General Counsel and Secretary for Carnival Corporation as well as a Director and Vice President, General Counsel and Secretary of Carnival Air Lines. Mr. Twaits has also held senior counsel positions with Crowley Maritime Corporation, Trusthouse Forte, Inc., United States Lines, Inc., and a staff counsel position at Pan American World Airways. He is a member of the Florida Bar, the District of Columbia Bar, the American Bar Association and its International Law Section, and the American Corporate Counsel Association.

         MR. WILLRICH has been Senior Vice President since June 2000 and President of Seabulk Tankers since March 1998, when he was also elected a corporate Vice President. He was appointed Senior Vice President of Seabulk Tankers in August 1996. He joined us as Vice President of Chartering in January 1988. Previously, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 27 years of experience in the management of JONES ACT product tankers.

         MR. PELLICCI has been Vice President--Finance and Corporate Controller since January 2001 and effective March 31, 2002, he has also served as Chief Accounting Officer. He previously served as Director of Corporate Finance and Corporate Controller of Caraustar Industries, Inc. in Atlanta, which he joined in 1989. Prior to that, he was a Senior Auditor with Arthur Andersen & Co. He is a Certified Public Accountant.

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

         MR. BENACERRAF, a director of the Company since September 2002, serves as a Managing Director of Credit Suisse First Boston LLC in the Merchant Banking Group, a position he has held since November 2001. Mr. Benacerraf joined Credit Suisse First Boston Corporation in November 2000 upon the merger with Donaldson, Lufkin & Jenrette, where he was a Principal in the Merchant Banking Group since 1995. Mr. Benacerraf serves on the board of directors of Frontier Drilling ASA, Amatek Holdings SA, UAE Holdings Corp., and American Ref-Fuel Company. Mr. Benacerraf holds an M.B.A. degree from the Johnson School of Management at Cornell University.

         DR. CRESSY, a director of the Company since March 2000, has been President and Chief Executive Officer of the Distilled Spirits Council of the United States, Inc. (DISCUS) since September 1999. Prior to joining DISCUS, he was Chancellor of the University of Massachusetts at Dartmouth for six years. From 1991 to 1993, he was President of the Massachusetts Maritime Academy. Dr. Cressy, who has a Ed.D. in education from the University of San Francisco and is a graduate of Yale University, is a retired U.S. Navy Rear Admiral. He joined the Navy in 1963. During his 28-year career, he held senior positions at the State Department, on Capitol Hill, at the Pentagon and held major command assignments. He concluded his naval career as Commander, Fleet Air Mediterranean and Commander, NATO Air Mediterranean during Operation Desert Storm. Dr. Cressy is a Director of the distilled spirits industry's educational foundation, The Century Council.

         MR. DURKIN, a director of the Company since September 2002, serves as a Director of Credit Suisse First Boston LLC in the Merchant Banking Group, a position he has held since January 2003. Mr. Durkin joined Credit Suisse First Boston Corporation in November 2000 upon the merger with Donaldson, Lufkin & Jenrette, where he was a Vice President in the Merchant Banking Group since 2000. He previously served as a Vice President in the Leveraged Finance Group of Donaldson, Lufkin & Jenrette and had other roles within investment banking since 1996. Mr. Durkin serves on the board of directors of AKI, Inc., Merrill Corporation, and Prometheus Laboratories, Inc. Mr. Durkin holds an M.B.A. degree from the Wharton School at the University of Pennsylvania.

         MR. HUSEMAN, a director of the Company since September 2002, serves as the President and Chief Executive Officer of BASiC Energy Services, a position he has held since April 1999. Prior to that, Mr. Huseman held several executive roles at Key Energy Services and its predecessors, including serving as Chief Operating Officer between 1996 and 1999. From 1978 through 1993, Mr. Huseman held several senior operational positions at Pool Energy Services. Mr. Huseman received a B.B.A. in Accounting from Texas Tech University.

         MR. KEISER has served as a director since March 2000. He is former Chairman of the Board of the Kerr-McGee Corporation, an international energy concern, from which he retired in 1999. He was previously Chairman and Chief Executive Officer of the Oryx Energy Company from 1995 to 1999, and Chief Operating Officer from 1991 to 1994. A graduate of the University of Missouri in Rolla, he joined the Sun Company, Inc. in 1965 and became Vice President of Planning and Development for Oryx when that company was spun off from Sun in 1988. Mr. Keiser is on the Board of Directors of Lone Star Technologies Inc. and a member of the Society of Petroleum Engineers.

         MR. LAPEYRE, a director of the Company since September 2002, is a Founder and Managing Director of Riverstone Holdings LLC, responsible for sourcing and negotiating investments, as well as post-closing financial structuring and monitoring. In addition, he serves on the Fund's Managing Committee responsible for all portfolio activity. Prior to founding Riverstone in 2000, Mr. Lapeyre was a Managing Director at the investment banking firm of Goldman Sachs & Co., where he spent 14 years in the Global Energy and Power Group. Mr. Lapeyre currently serves on the Board of Legend Natural Gas, Magellan Midstream Partners L.P., CDM Resources, Frontier Holdings, Mariner Energy and InTank Services. Mr. Lapeyre received his B.S. degree in Finance/Economics from The University of Kentucky, and his M.B.A. from The University of North Carolina.

         MR. LEUSCHEN, a director of the Company since September 2002, is a Founder and Managing Director of Riverstone, responsible for sourcing and negotiating investments, as well as post-closing portfolio company monitoring. In addition, he serves on the Fund's Managing Committee responsible for all portfolio activity. Prior to founding Riverstone in 2000, Mr. Leuschen spent 22 years with the investment banking firm of Goldman Sachs & Co.. He joined the firm in 1977, founded the firm's Global Energy and Power Group in 1982, became a Partner in 1986, and remained a Partner with the firm until leaving to found Riverstone in 2000. Mr. Leuschen has served as a Director of Frontier Drilling ASA, Legend Natural Gas, InTank Services, and Mega Energy LLC, as well as a significant number of other industry-related business and nonprofit boards of directors. He is also owner and President of Switchback Ranch LLC, an integrated cattle ranching operation in the western U.S. Mr. Leuschen received his A.B. degree from Dartmouth College, and his M.B.A. from Dartmouth's Amos Tuck School of Business.

         MR. MOORE, a director of the Company since December 1999, is a Principal of State Street Global Advisors, a financial advisory firm, and a member of the State Street Global Advisors International Equity Team. From 1986 through 2001, he was a Senior Vice President of State Street Research & Management Company and was head of the State Street Research International Equity Team. From 1977 to 1986 he served in positions of increasing responsibility with Petrolane, Inc., including Administrative Vice President (1977-1981), President of Drilling Tools, Inc., an oilfield equipment rental subsidiary (1981-1984), and President of Brinkerhoff-Signal, Inc., an oil well contract drilling subsidiary (1984-1986). Mr. Moore is a Chartered Financial Analyst and a Director of First Community Bank in Woodstock, Vermont. Mr. Moore holds an M.B.A. degree from Harvard Business School.

         MR. WEBSTER, a director of the Company since September 2002, is Chairman of Global Energy Partners, a merchant banking affiliate of Credit Suisse First Boston Private Equity, Inc., that makes investments in energy companies and has served in that capacity since 2000. From 1998 to 1999, Mr. Webster served as Chief Executive Officer and President of R&B Falcon Corporation, and from 1988 to 1997, Mr. Webster served as Chairman and Chief Executive Officer of Falcon Drilling Corporation, both offshore drilling contractors. Mr. Webster serves on the board of directors of Brigham Exploration Company, Carrizo Oil & Gas, Inc., Grey Wolf, Inc., Camden Property Trust, CrownTrust, Crown Resources Corporation, and Geokinetics, Inc. Mr. Webster also serves on the boards of several privately held companies primarily in the energy industry. In addition, Mr. Webster serves as Chairman of Carrizo Oil & Gas, Crown Resources and Basic Energy Services, Inc., a privately held oil and gas service company. Mr. Webster is the founder and an original shareholder of Falcon Drilling Company, Inc., a predecessor to Transocean, Inc., and is a co-founder and original shareholder of Carrizo Oil & Gas, Inc. Mr. Webster holds a B.S.I.M. from Purdue University and an M.B.A. from Harvard Business School. Mr. Webster serves on the Dean's Advisory Board for Purdue University.

STOCKHOLDERS AGREEMENT

         The Stockholders Agreement among Nautilus Acquisition, L.P. (which we refer to as Nautilus in this report); C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment , L.P., and C/R Marine Coinvestment II, L.P. (which we refer to as the C/R Entities in this report), Mr. Kurz and the Company and amendments to the Company's Certificate of Incorporation included several provisions intended, for certain periods following the closing of the change of control investment transaction completed in September 2002, to ensure independent director oversight of affiliated party transactions and to provide certain protective rights to minority shareholders.

         Under the Stockholders Agreement, for so long as each of Nautilus beneficially owns 50% of the common stock that it beneficially owned in September 2002, Nautilus and the has the right to designate four nominees, for election as director. For so long as the C/R Entities collectively beneficially own 50% of the common stock that they beneficially owned in September 2002, the C/R Entities have the right to designate two nominees for election as director. The Stockholders Agreement also provides that the chief executive officer shall be nominated by the parties to the agreement together with three mutually acceptable independent directors. The parties to the Stockholders Agreement have agreed to cause the respective designees to be nominated and to vote in favor of the nominees. The Nautilus designees serving as directors are Messrs. Benacerraf, Durkin, Huseman and Webster. The C/R Entities designees serving as directors are Messrs. Lapeyre and Leuschen. Messrs. Cressy, Keiser and Moore were nominated and serve as mutually acceptable independent directors.

CONTROLLED COMPANY STATUS

         New NASDAQ marketplace rules will require that the board of directors of NASDAQ listed companies consist of a majority of directors who are independent within the meaning of the rules. These rules also impose additional independence requirements on members of certain committees of the board. The Company has determined that, except with respect to the required independence of members of the Audit Committee, it is exempt from the application of these rules as a "controlled company," as defined in the rules. The Company believes it qualifies as a controlled company under NASDAQ rules because more than 50% of the voting power of its capital stock is held by a single person, Nautilus.

COMMITTEES OF THE BOARD

         The Board of Directors supervises the management of the Company as provided by Delaware law. The Board of Directors has four committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Finance Committee.

         Audit Committee. The Audit Committee hires the Company's independent public accountants; oversees the Company's financial reporting process and reports the results of its activities to the Board; reviews the work of, and approves audit services performed by, the independent public accountants; oversees the work of the Company's internal audit department; makes recommendations to the Board; and administers the Company's policy with respect to transactions with affiliated persons and with respect to grievances relating to accounting and controls. Its current members are Messrs. Moore (Chairman), Cressy and Keiser. Each member is independent as defined by the Rules of the Securities and Exchange Commission and NASDAQ Stock Market. The Board of Directors has determined that Mr. Moore is a "qualified financial expert" as defined by the Rules of the Securities and Exchange Commission and NASDAQ. The Company's Code of Business Conduct includes a hotline number for accounting and controls grievances. The Chairman of the Audit Committee can be contacted directly about such grievances through procedures in the Code of Business Conduct.

         Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all executive officers of the Company and general policy matters relating to compensation and benefits of employees of the Company. The Compensation Committee supervises the administration of the Company's Management Annual Incentive Compensation Plan by reviewing and recommending for approval by the Board bonuses consistent with the Plan. The Compensation Committee has oversight responsibility for the Amended and Restated Equity Ownership Plan and reviews and approves grants under the Plan for review and ratification by the Board. Together with the CEO, the Compensation Committee is also responsible for executive succession planning. Its current members are Messrs. Keiser (Chairman), Benacerraf and Lapeyre.

         Finance Committee. The Finance Committee was formed in August 2003. The Finance Committee reviews and advises the Board and the Company's management on the Company's financial policies, plans and programs, its capital structure, tax policies, as well as the Company's credit facilities, credit ratings, insurance programs, investment management of the Company's benefit plans and related matters. Its current members are Messrs. Moore (Chairman), Benacerraf, Cressy and Lapeyre.

         Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and advises the Board and the Company's management on the Company's external affairs programs, such as legal and regulatory compliance, communications and crisis planning programs, as well as the Company's strategic initiatives. It also monitors the Company's investor relations initiatives, corporate governance procedures, and internal, non-accounting grievance procedures. Its Chairman can be contacted directly through procedures in the Code of Business Conduct for ethics and conflicts of interest grievances. The Committee reviews director qualifications and performance and recommends candidates for appointment and election to the Board of Directors, subject to the terms of the Stockholders Agreement among the Company and the Investors dated as of September 13, 2002. The Committee monitors compliance with SEC and NASDAQ governance policies. Its current members are Messrs. Cressy (Chairman), Leuschen and Webster.

CODE OF BUSINESS CONDUCT

         The Board of Directors has adopted a Code of Business Conduct applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct is intended, among other things, to promote ethical conduct and deter wrongdoing as set forth in Item 406(b) of Regulation S-K of the rules of the Securities and Exchange Commission. The Code of Business Conduct is posted on the Company's website at www.seabulkinternational.com (click on "Investors" and look under "Corporate Governance").

         If the Company makes any amendments to the Code of Business Conduct that relate to the standards enumerated in Item 406(b) of Regulation S-K of the rules of the Securities and Exchange Commission, other than technical, administrative, or other nonsubstantive amendments, or grants any waivers from such provisions of the Code to the Company's principal executive officer, principal financial officer and principal accounting officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission. Based only on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth, with respect to the Chief Executive Officer and each of the four other most highly compensated individuals serving as executive officers whose annual remuneration exceeded $100,000 (the "Named Executives"), the compensation earned for services rendered during the years 2001 through 2003.


                                                 ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                ----------------------------------------------------  ------------------------------
                                                                                      RESTRICTED
                                                                     OTHER ANNUAL       STOCK          ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR       SALARY        BONUS     COMPENSATION(1)  AWARDS(2)      COMPENSATION(5)
---------------------------     --------   ----------  -----------   ---------------  ---------      ---------------
Gerhard E. Kurz ...........      2003      $500,000      $100,000      $  1,167      $746,750(3)      $ 13,920(6)
    President and .........      2002      $394,327      $500,000      $  1,114      $     --         $ 12,920
    Chief Executive Officer      2001      $350,000      $315,000      $  1,000      $296,250(4)      $ 12,420

Hubert E. Thyssen .........      2003      $285,000      $ 46,000      $    332      $ 96,900(3)      $ 16,714
    Vice President - ......      2002      $256,045      $ 60,000      $    420      $     --         $ 17,127
    Offshore Division .....      2001      $256,045      $ 40,000      $    420      $     --         $ 16,547

Vincent J. deSostoa .......      2003      $215,000      $ 46,000      $    167      $ 96,900(3)      $ 12,896(6)
    Senior Vice President,       2002      $116,458      $ 41,000      $ 12,000      $     --         $     --
    Chief Financial Officer      2001      $     --      $     --      $     --      $     --         $     --
    and Treasurer

Larry D. Francois .........      2003      $197,051      $ 25,000      $  7,827      $ 85,900(3)      $  7,640
    Senior Vice President -      2002      $     --      $     --      $     --      $     --         $     --
    Offshore Division .....      2001      $     --      $     --      $     --      $     --         $     --

Alan R. Twaits ............      2003      $181,000      $ 36,000      $    432      $ 92,900(3)      $ 15,781(6)
    Senior Vice President,       2002      $180,250      $ 44,000      $  1,190      $     --         $ 11,768
    General Counsel and ...      2001      $170,333      $ 30,000      $    175      $     --         $  6,705
    Secretary

--------
(1) For 2003, reflects club dues in the amount of $1,167 for Mr. Kurz, $332 for Mr. Thyssen, $7,827 relocation expenses for Mr. Francois and professional dues of $167 for Mr. deSostoa and $432 for Mr. Twaits. For 2002, reflects dues in the amount of $1,114 for Mr. Kurz and $420 for Mr. Thyssen, $12,000 relocation expenses for Mr. deSostoa, and professional dues of $1,190 for Mr. Twaits. For 2001, reflects club dues in the amount of $1,000 for Mr. Kurz and $420 for Mr. Thyssen and professional association dues of $175 for Mr. Twaits.

(2) The number and value of the aggregate restricted stock holdings of the Named Executives as of December 31, 2003 was 218,100 shares and $1,422,741, respectively. Of the aggregate, 28,100 shares of restricted stock will become non-forfeitable within three years from grant date, with those shares becoming non-forfeitable ratably in thirds on March 2, 2005, March 2, 2006, and March 7, 2007. Dividends will not be paid on the restricted shares.

(3) For 2003, in addition to cash bonuses, bonuses in the form of restricted stock were granted to the Named Executives as set forth below. For Mr. Kurz, 75,000 shares of restricted stock become non-forfeitable on February 25, 2008; and 20,000 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007. For each of Messrs. Thyssen and deSostoa, 10,000 shares of restricted stock become non-forfeitable on February 25, 2008; and 2,400 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007, respectively. For Mr. Francois, 10,000 shares become non-forfeitable on February 25, 2008; and 1,300 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007. For Mr. Twaits, 10,000 shares become non-forfeitable on February 25, 2008; and 2,000 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007.

(4) For 2001, reflects 75,000 shares of restricted stock in exchange for 75,000 unexercised stock options awarded pursuant to the Company's Amended and Restated Equity Ownership Plan.

(5) For 2003, reflects 401(k) contributions of $12,000 each for Messrs. Kurz and Twaits, $10,750 for Mr. deSostoa, $7,000 for Mr. Francois, retirement plan contributions of $16,714 for Mr. Thyssen and life insurance premiums of $1,920 for Mr. Kurz, $896 for Mr. deSostoa, $640 for Mr. Francois and $768 for Mr. Twaits and $640 for Mr. Francois. For 2002, reflects 401(k) contributions of $11,000 each for Messrs. Kurz and Twaits, retirement plan contribution of $17,127 for Mr. Thyssen and life insurance premium payments of $1,920 for Mr. Kurz and $768 for Mr. Twaits. For 2001, reflects 401(k) contributions of $10,500 for Mr. Kurz and $4,515 for Mr. Twaits, retirement plan contribution of $16,547 for Mr. Thyssen and life insurance premium payments of $1,920 for Mr. Kurz, and $640 for Mr. Twaits, and COBRA payments of $1,550 for Mr. Twaits.

(6) Includes employer contributions to the deferred compensation plan of $1,250 for Mr. deSostoa, and $3,013 for Mr. Twaits.


STOCK OPTIONS

         The following table contains information concerning stock options granted to each of the Named Executives in 2003.

                                                  INDIVIDUAL GRANTS
                             ------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                               AT ASSUMED ANNUAL RATES
                             TOTAL SHARES    PERCENT SHARES                                   OF STOCK APPRECIATION FOR
                              UNDERLYING       UNDERLYING                                          OPTION TERM(1)
                                OPTIONS     OPTIONS GRANTED      PER SHARE      EXPIRATION   -----------------------------
           NAME                 GRANTED       TO EMPLOYEES    EXERCISE PRICE        DATE          5%              10%
           ----              ------------   ----------------  --------------     ---------   -----------    -------------

Gerhard E. Kurz ......            100,000         19.4%         $   8.00         02/25/13      $  503,116     $1,274,994

Hubert E. Thyssen ....             55,000         10.7%         $   8.00         02/25/13      $  276,714     $  701,247

Vincent J. deSostoa ..             70,000         13.6%         $   8.00         02/25/13      $  352,181     $  892,496

Larry D. Francois ....             60,000         11.6%         $   8.00         02/25/13      $  301,869     $  764,996

Alan R. Twaits .......             60,000         11.6%         $   8.00         02/25/13      $  301,869     $  764,996

-----------
(1) The dollar amounts are the result of calculations at specified rates of appreciation and are not intended to forecast possible future appreciation.

          The following table contains information concerning year-end value of unexercised options for each of the Named Executives. No options were exercised in 2003 by any of the Named Executives.


                                      NUMBER OF UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-THE-MONEY
                                        OPTIONS AT DECEMBER 31, 2003         OPTIONS AT DECEMBER 31, 2003
                                       --------------------------------    --------------------------------
                  NAME                 EXERCISABLE       UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
                  ----                 -----------       -------------     -----------      ---------------

      Gerhard E. Kurz..............      225,000            100,000        $  429,750        $    16,000

      Hubert E. Thyssen............       27,001             60,999        $   45,739        $    25,191

      Vincent J. deSostoa..........           --             70,000        $       --        $    11,200

      Larry D. Francois............           --             60,000        $       --        $     9,600

      Alan R. Twaits...............       14,667             67,333        $   36,413        $    27,807


     On March 2, 2004, the Compensation Committee and the Board of Directors granted stock options for 45,000 shares at market value of $10.00 per share that vest ratably over three years and restricted stock, as a portion of their bonus for 2003, for 31,400 shares that become non-forfeitable ratably over three years to eight senior executives of the Company under the Company's Amended and Restated Equity Ownership Plan. In addition, stock options for 102,000 shares were granted at market value of $10.00 that vest ratably over three years to 13 other management employees.

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement, as amended, with Mr. Kurz to serve as President and Chief Executive Officer. The agreement, which expires September 13, 2007, provides for an annual base salary of $500,000, subject to annual review by the Board of Directors for possible upward adjustment based on Company policy and contributions made by Mr. Kurz. Mr. Kurz is eligible for a bonus targeted to 100% of his base salary, based upon the Company's achievement of performance targets agreed upon annually. As part of the employment agreement, he was granted options to purchase 75,000 shares of the Company's Common Stock upon effectiveness of the agreement, and options to purchase an additional 225,000 shares, 112,500 of which vested on January 1, 2001, and 112,500 of which vested on December 31, 2002, which grants were approved by the Company's stockholders under the Company's Amended and Restated Equity Ownership Plan in June 2000. On December 3, 2001 the options for 75,000 shares were cancelled and in exchange Mr. Kurz was granted 75,000 shares of restricted stock pursuant to the Amended and Restated Equity Ownership Plan. The forfeiture restrictions lapsed as to 25,000 shares of restricted stock on December 4, 2001, and lapsed as to 50,000 shares on December 3, 2003. If Mr. Kurz's employment is terminated by the Company "without cause" or for "good reason" (each as defined in the agreement), he is entitled to an amount equal to the sum of two times his annual base salary and two times his annual maximum bonus for the year in which termination occurs.

         In April 2003 the Company entered into Severance Agreements with four senior executives - Vincent deSostoa, Senior Vice President and Chief Financial Officer, Larry Francois, Senior Vice President and President of Seabulk Offshore, Hubert Thyssen, Vice President and Senior Vice President - International of Seabulk Offshore, and Alan R. Twaits, Senior Vice President, General Counsel and Secretary - which would provide for severance payments in the amount of one year's salary and one year's bonus in the event of future involuntary terminations without cause, including terminations after a change in control. The Agreements have an initial term of two years, with renewals for additional two year terms unless terminated by the Company. The Severance Agreements do not require shareholders' approval.

DIRECTOR COMPENSATION

         Directors not employed by the Company are paid an annual retainer of $24,000; plus $1,500 per Board meeting and $1,000 per Committee meeting ($750 and $500, respectively, if telephonic) attended. They are reimbursed by the Company for reasonable out-of-pocket expenses incurred for attendance at such meetings in accordance with Company policy. All Committee chairmen not employed by the Company are also paid an annual retainer of $5,000.

         Under the Stock Option Plan for Directors, each director not employed by the Company is granted annual stock options exercisable for 4,000 shares. The Chairman of the Board of Directors, if not an employee of the Company, is entitled to receive annual stock options for 8,000 shares. In 2003 each of the outside independent directors, Messrs. Cressy, Keiser and Moore, was granted options to purchase 4,000 shares, and each of the six directors appointed as part of the investment transaction in September 2002 was granted 10,000 shares for their initial year of service. In his initial year, a director is granted options to purchase 10,000 shares on the date of the Annual Meeting. Thereafter each director not employed by the Company is eligible for grants of options to purchase 4,000 shares on every Annual Meeting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 10, 2004 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each director of the Company and each nominee, (iii) each Named Executive, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                   SHARES                  PERCENT
    NAME AND ADDRESS OF                         BENEFICIALLY           BENEFICIALLY
    BENEFICIAL OWNER(1)                         OWNED(2)(3)              OWNED(2)
    ----------------                           ---------------         ---------------

Nautilus Acquisition, L.P(4) ...........         11,820,195                  50.2%
      50.2%
c/o DLJ Merchant Banking Partners
11 Madison Avenue
New York, New York 10010

C/R Marine Non-U.S. Partnership, L.P.(5)          3,757,500                  16.0%
c/o Riverstone Holdings LLC
712 Fifth Avenue, 19th Floor
New York, New York 10019

C/R Marine Domestic Partnership, L.P.(5)          1,219,016                   5.2%
c/o Riverstone Holdings LLC
712 Fifth Avenue, 19th Floor
New York, New York 10019

C/R Marine Coinvestment, L.P.(5) .......            512,999                   2.2%
c/o Riverstone Holdings LLC
712 Fifth Avenue, 19th Floor
New York, New York 10019

Gerhard E. Kurz ........................            425,000                   1.8%

C/R Marine Coinvestment II, L.P.(5) ....            368,316                   1.6%
c/o Riverstone Holdings LLC
712 Fifth Avenue, 19th Floor
New York, New York 10019

Hubert E. Thyssen ......................             55,484                     *

Alan R. Twaits .........................             45,000                     *

Robert L. Keiser .......................             27,000                     *

Thomas P. Moore, Jr ....................             26,000                     *

Peter H. Cressy ........................             22,000                     *

Vincent J. deSostoa ....................             29,900                     *

Larry D. Francois ......................             26,300                     *




                                           SHARES                           PERCENT
NAME AND ADDRESS OF                      BENEFICIALLY                   BENEFICIALLY
BENEFICIAL OWNER(1)                      OWNED(2)(3)                       OWNED(2)
----------------                       ---------------             ------------------

Ari J. Benacerraf(6)...................       10,000                          *
c/o DLJ Merchant Banking Partners
11 Madison Avenue
New York, New York 10010

David A. Durkin(7).....................       10,000                          *
c/o DLJ Merchant Banking Partners
11 Madison Avenue
New York, New York 10010

Kenneth V. Huseman.....................       10,000                          *

Pierre F. Lapeyre, Jr..................       10,000                          *

David M. Leuschen......................       10,000                          *

Steven A. Webster(8)...................       10,000                          *

All executive officers and directors

as a group (14 persons)................      716,684                        3.0%


-----------
*     Less than one percent

(1) Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Seabulk International, Inc., 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.

(2) Includes shares issuable upon the exercise of options that have vested and are exercisable within 60 days of the date of the filing of this Form 10-K. The shares underlying such options are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Includes shares of restricted stock issued but which only become non-forfeitable in the future.

(4) Includes 11,737,830 shares of our common stock owned by Nautilus Acquisition, L.P. (which we are referring to as Nautilus). Also includes 82,365 shares of our common stock issuable upon exercise of our Common Stock Purchase Warrants held by Nautilus, which warrants have an exercise price of $0.01 per share. Nautilus Intermediary, L.P., Nautilus' sole general partner (which we refer to as Nautilus Intermediary in this proxy statement), Nautilus AIV, L.P., Nautilus Intermediary's sole general partner (which we refer to as Nautilus AIV in this proxy statement) and Nautilus GP, LLC, Nautilus AIV's managing general partner (which we refer to as Nautilus GP in this proxy statement), may be deemed to have beneficial ownership with respect to our securities held by Nautilus. We are referring to Nautilus, Nautilus Intermediary, Nautilus AIV and Nautilus GP collectively as the Nautilus Entities in this proxy statement. The partnership agreements of each of Nautilus, Nautilus Intermediary and Nautilus AIV grant, directly or indirectly, the exclusive management and decision making authority (including voting and dispositive power) with respect to our securities held by Nautilus to Nautilus GP. The members of Nautilus GP are W.M. Craig, Jonathan Dean, Kenneth V. Huseman and Credit Suisse First Boston Private Equity, Inc. (which we are referring to as CSFBPE in this proxy statement). DLJ Merchant Banking Partners III, L.P. (which we are referring to as Partners III in this proxy statement) is a limited partner of Nautilus Intermediary. Certain investment partnerships affiliated with Partners III (which, collectively with Partners III, we are referring to as the CSFBPE Funds in this proxy statement) are the limited partners of Nautilus. DLJ Merchant Banking III, L.P. is also a general partner of Nautilus AIV, however, it does not have any decision making authority (including voting and dispositive power) with respect to the investment in us. Credit Suisse First Boston, a Swiss bank (which we are referring to as the Bank in this proxy statement) owns a majority of the voting stock of Credit Suisse First Boston, Inc., which in turn owns all of the voting stock of Credit Suisse First Boston (USA), Inc. (which we are referring to as CSFB-USA in this proxy statement). CSFBPE is a subsidiary of CSFB-USA and the CSFBPE Funds are merchant banking funds managed by subsidiaries of CSFB-USA. While the Bank and its subsidiaries, to the extent that they constitute part of the investment banking business (which we are collectively referring to as the CSFB Entities in this proxy statement) of Credit Suisse First Boston business unit, disclaim beneficial ownership of our securities held by Nautilus, as a result of the relationship of the CSFB Entities to, and the pecuniary interest of the CSFB Entities in, Partners III, Nautilus AIV and CSFBPE as described above, the CSFB Entities may be deemed to beneficially own our securities held by Nautilus. The ultimate parent company of the Bank is Credit Suisse Group (which we are referring to as CSG in this proxy statement). CSG disclaims beneficial ownership of the securities owned by its direct and indirect subsidiaries, including Nautilus. Due to their interest in Nautilus GP, Messrs. Craig, Dean and Huseman may be deemed to beneficially own the shares of our common stock held by Nautilus. Messrs. Craig, Dean and Huseman disclaim any such beneficial ownership. The Nautilus Entities and the CSFB Entities may be considered a group together with the Carlyle/Riverstone Investment Partnerships ((as defined in Note (5) below)) and therefore be deemed to beneficially own the shares beneficially owned by the Carlyle/Riverstone Investment Partnerships, but no such entity affirms the existence of any such group. Each of the Nautilus Entities and the CSFB Entities disclaim any such beneficial ownership.

(5) The share numbers in the above table represent the shares of common stock owned by C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment L.P., and C/R Marine Coinvestment II, L.P. (collectively referred to as the "Carlyle/Riverstone Investment Partnerships"). Includes 5,816,649 shares of our common stock owned by the Carlyle/Riverstone Investment Partnership and 41,182 shares of our common stock issuable upon exercise of our common stock purchase warrants held by the Carlyle/Riverstone Investment Partnerships, which warrants have an exercise price of $0.01 per share. C/R Marine GP Corp. exercises investment discretion and control over the all shares held by the Carlyle/Riverstone Investment Partnerships directly through its capacity as the sole general partner of the Carlyle/Riverstone Investment Partnerships. William E. Conway, Jr., Daniel A. D'Aniello, David M.

      Rubenstein, Pierre F. Lapeyre, Jr., David M. Leuschen and Jim H. Derryberry, as the officers and directors of C/R Marine GP Corp., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Carlyle/Riverstone Investment Partnerships. Such persons disclaim such beneficial ownership. Each of the Carlyle/Riverstone Investment Partnerships may be deemed to beneficially own the shares by the other the Carlyle/Riverstone Investment Partnerships. Such partnerships disclaim such beneficial ownership. Such entities may be considered a group together with Nautilus and therefore be deemed to beneficially own the shares owned by Nautilus. Such entities disclaim any such beneficial ownership.

(6) Mr. Benacerraf disclaims any beneficial ownership of the shares referred to in footnote 4 above.

(7) Mr. Durkin disclaims any beneficial ownership of the shares referred to in footnote 4 above.

(8) Mr. Webster disclaims any beneficial ownership of the shares referred to in footnote 4 above.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2003 about the shares of the Company's common stock issuable under the equity compensation plans maintained for employees and directors.


                                       NUMBER OF SECURITIES TO BE           WEIGHTED AVERAGE          NUMBER OF SECURITIES
                                         ISSUED UPON EXERCISE OF            EXERCISE PRICE OF         REMAINING AVAILABLE
PLAN CATEGORY                              OUTSTANDING OPTIONS             OUTSTANDING OPTIONS        FOR FUTURE ISSUANCE
----------------------------------   --------------------------------    ------------------------    -----------------------
Equity compensation                             1,203,000                        $ 7.35                    1,203,164
plans approved by
security holders
Equity compensation
plans not approved by security
holders...........................                 --                              --                         --
                                     --------------------------------    ------------------------    -----------------------
           TOTAL..................              1,203,000                        $ 7.35                    1,203,164


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 5, 2003, the Company completed the offering of $150 million of Senior Notes ("Notes") due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. Credit Suisse First Boston LLC (CSFB) acted as our financial advisor, an initial purchaser of the Notes and joint-lead manager and sole lead book-running manager of the offering. CSFB received customary fees in the amount of $2.0 million for these services. CSFB is an affiliate of Credit Suisse First Boston (USA), Inc. One of Credit Suisse First Boston (USA), Inc.'s wholly owned subsidiaries, CSFB Private Equity, Inc., has a partnership interest in Nautilus GP, LLC, a general partnership which owns approximately 50% of the Company.

         As part of the equity investment transaction completed in September 2002, the Company, the investors, Nautilus Acquisition, L.P. (which we refer to as Nautilus in this report); C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment , L.P., and C/R Marine Coinvestment II, L.P. (which we refer to as the C/R Entities in this report) and Gerhard Kurz entered into a Stockholders Agreement dated as of September 13, 2002 which included provisions relating to the right of the investors to designate the majority of the directors on the Board of Directors, independent director oversight of affiliated party transactions, certain protective rights to minority shareholders, and related amendments to the Company's Certificate of Incorporation and By-laws.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Ernst & Young, LLP ("E&Y") is the independent accounting firm that audits the financial statements of the Company and its subsidiaries and is the principal accountant for the audit of the Company.

         Aggregate fees for professional services rendered for the Company by E&Y in 2003 and 2002 were:

                                     2003               2002
                                 ----------         ----------
      Audit Fees .......         $1,082,173         $  837,363
      Audit-Related Fees             58,121             85,439
      Tax Fees .........             28,296             84,106
                                 ----------         ----------
           TOTAL .......         $1,168,590         $1,006,908
                                 ==========         ==========


         Audit fees relate to the audit services and quarterly reviews, as well as the preparation of comfort letters, consents and review of documents filed with the SEC. Audit-related fees relate primarily to the audits of the Company's benefit plans and accounting research and consultation. Tax fees relate to tax planning and consulting services and preparation and review of our tax returns.

         The Audit Committee pre-approves all audit, audit-related, and non-audit services provided by the Company's independent auditor prior to the engagement of the independent auditor with respect to such services. In addition to separately approved services, the Audit Committee's pre-approval policy provides for pre-approval of specifically described audit, audit-related, and non-audit services on an annual basis. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. None of the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) FINANCIAL STATEMENTS AND SCHEDULES. See Index to Consolidated Financial Statements and Schedules which appears on page F-1 herein.

         (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

                1. The Company furnished a Current Report on Form 8-K dated November 14, 2003. Items 12 and 7 were reported and no financial statements were filed.

                2. The Company furnished a Current Report on Form 8-K dated November 20, 2003. Items 12, 7, and 9 were reported and no financial statements were filed.

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


                                                                    INCORPORATED
                                                                        BY
                                                                     REFERENCE
                                                                        TO          FORM
 EXHIBIT                                                            REGISTRATION    OR
   NO.                           DESCRIPTION                        OR FILE NO.     REPORT       FILE DATE
----------    --------------------------------------------------    ------------    --------    -------------
2.1           Debtor's First Amended Joint Plan of                   000-28732       13D/A       Dec. 1999
              Reorganization, dated November 1, 1999, and
              related Disclosure Statement filed with the U.S.
              Bankruptcy Court for the District of Delaware

3.1(a)        Certificate of Incorporation                                           10-K        April 2000

3.1(b)        Certificate of Merger                                                  10-K        April 2000

3.1(c)        Certificate of Merger changing the name of the
              Company                                                                10-K        March 2002

3.1(d)        Certificate of Amendment                                                8-K        Sept. 2002

3.2           Amended and Restated By-Laws of the Company                             8-K        Sept. 2002

4.1           Form of Common Stock Certificate reflecting new        000-28732       10-K        March 2002
              name of the Company

4.2           Form of Class A Warrant Certificate of the             333-30390        S-3        Feb. 2000
              Company

4.2(a)        Form of Class A Warrant Certificate reflecting         000-28732       10-K        March 2002
              new name of the Company

4.3           Warrant Agreement, dated December 15, 1999,            333-30390       S-3/A        May 2000
              between Hvide Marine Incorporated and State
              Street Bank and Trust Company as Warrant Agent

4.4           Class A Warrant Agreement, dated as of December        333-30390        S-3        Feb. 2000
              15, 1999, by and between Hvide Marine
              Incorporated and State Street Bank and Trust
              Company

4.5           Amended and Restated Equity Ownership Plan             000-28732        14A        April 2003

4.6           Stock Option Plan for Directors                        000-28732        14A        April 2003

4.7           Indenture, dated as of August 5, 2003, among          333-110138        S-4        Oct. 2003
              Seabulk International, Inc., the Guarantors
              named therein, and Wachovia Bank, National
              Association, as Trustee (including forms of
              notes)

4.8           Registration Rights Agreement dated as of August      333-110138        S-4        Oct. 2003
              5, 2003 between Seabulk International, Inc. and
              Credit Suisse First Boston LLC, Banc of America
              Securities LLC, RBC Dominion Securities
              Corporation and Merrill Lynch, Pierce, Fenner &
              Smith Incorporated

4.9           Supplemental Indenture, dated as of October 3,        333-110138        S-4        Oct. 2003
              2003, among Seabulk International, Inc., the
              Guarantors named therein, and Wachovia Bank,
              National Association, as Trustee

10.1          Common Stock Registration Rights Agreement,            000-28732        8-K        Dec. 1999
              dated December 15, 1999, among Hvide Marine
              Incorporated, Bankers Trust Corporation and
              Great American Life Insurance Company, Great
              American Insurance Company, New Energy Corp.,
              American Empire Surplus Lines Insurance Company,
              Worldwide Insurance Company and American
              National Fire Insurance Company as Purchasers

10.2**        Employment Agreement dated as of April 18, 2000        000-28732       10-K        March 2001
              between the Company and Gerhard E. Kurz

10.3**        Amendment to Employment Agreement dated July 16,       000-28732       10-K        March 2002
              2001 between the Company and Gerhard E. Kurz



                                                                    INCORPORATED
                                                                        BY
                                                                     REFERENCE
                                                                        TO          FORM
 EXHIBIT                                                            REGISTRATION    OR
   NO.                           DESCRIPTION                        OR FILE NO.     REPORT       FILE DATE
----------    --------------------------------------------------    ------------    --------    -------------
10.4          Stock Purchase Agreement by and among Seabulk          000-28732        8-K        June 2002
              International, Inc. and the Investors listed on
              Schedule 1 thereto, dated as of June 13, 2002

10.5          Stockholders' Agreement, dated as of September         000-28732        8-K        Sept. 2002
              13, 2002, among Seabulk International, Inc.,
              Nautilus Acquisition, L.P., C/R Marine Domestic
              Partnership, L.P., C/R Marine Non-U.S.
              Partnership, L.P., C/R Marine Coinvestment,
              L.P., C/R Marine Coinvestment II, L.P. and
              Gerhard Kurz

10.6**        Amendment to Employment Agreement, dated as of         000-28732        8-K        Sept. 2002
              September 13, 2002, between the Company and
              Gerhard E. Kurz

10.7**        Severance Agreement and Release between the            000-28732       10-Q         May 2003
              Company and Andrew W. Brauninger

10.8**        Seabulk International, Inc. Executive Deferred         000-28732       10-Q         May 2003
              Compensation Plan

10.9**        Summary Provisions of the Seabulk International,       000-28732       10-Q         May 2003
              Inc. Management Annual Incentive Compensation
              Plan

10.10         Amended and Restated Credit Agreement, dated as       333-110138        S-4        Oct. 2003
              of August 5, 2003, among Seabulk International,
              Inc., each Subsidiary Guarantor, Fortis Capital
              Corp., NIB Capital Bank N.V. and each other
              financial institution which may become a party
              to the Agreement as a Lender, Fortis Capital
              Corp., as administrative agent on behalf of the
              Lenders, and as book runner and as an arranger,
              and NIB Capital Bank N.V., as an arranger

10.11*        Supplemental Indenture, dated as of March 22,
              2004, among Seabulk International, Inc., the
              Guarantors named therein, and Wachovia Bank, National Association, as Trustee

10.12*        Loan Agreement among Seabulk Global Transport,
              Inc. and Seabulk Overseas Transport, Inc., as
              Joint and Several Borrowers, the Guarantors named therein, the Banks and Financial
              Institutions listed therein, Nordea Bank Finland
              PLC, New York Branch, as Arranger and Agent,
              Nordea Bank Finland PLC, New York Branch, as
              Security Trustee, and Nordea Bank Finland PLC,
              New York Branch, as Swap Provider

21*           List of Subsidiaries

23.1*         Consent of Ernst & Young LLP

31.1* Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934


                                                                    INCORPORATED
                                                                        BY
                                                                     REFERENCE
                                                                        TO          FORM
 EXHIBIT                                                            REGISTRATION    OR
   NO.                           DESCRIPTION                        OR FILE NO.     REPORT       FILE DATE
----------    --------------------------------------------------    ------------    --------    -------------

31.2* Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities
              Exchange Act of 1934

32.1* Certification of Principal Executive Officer pursuant to 18 U.S.C.ss.1350, ad adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange
              Act of 1934 (furnished herewith)

32.2* Certification of Principal Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange
              Act of 1934 (furnished herewith)

99.1          Order dated December 9, 1999 of the United
              States Bankruptcy Court for the District of
              Delaware the First Amended Joint Plan of
              Reorganization IN IN RE: HVIDE MARINE
              INCORPORATED, et al., Case No. 99-3024 (PJW),
              including the Supplement to such Plan
              [incorporated by reference to Exhibit 99.1 of
              the Company's Form 8-K filed with the Commission
              on December 27, 1999 (Commission File No.
              000-28732)]                                            000-28732        8-K        Dec. 1999


--------------------------
      * Filed herewith.

     ** Indicates a management contract or compensation arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SEABULK INTERNATIONAL, INC.

                               By: /s/ GERHARD E. KURZ
                                  ---------------------------------------------
                               Gerhard E. Kurz
                               Chairman, President, and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                              TITLE                               DATE
              ---------                              -----                               ----

/s/ GERHARD E. KURZ                      Chairman, President,                         March 30, 2004
------------------------------           and Chief Executive Officer
    Gerhard E. Kurz                      (Principal Executive Officer)

/s/ VINCENT J. DESOSTA                   Senior Vice President and                    March 30, 2004
------------------------------           Chief Financial Officer
    Vincent J. deSostoa                  (Principal Financial Officer)

/s/ MICHAEL J. PELLICCI                  Vice President - Finance and                 March 30, 2004
------------------------------           Corporate Controller
    Michael J. Pellicci                  (Principal Accounting Officer)

/s/ ARI J. BENACERRAF                    Director                                     March 30, 2004
------------------------------
    Ari J. Benacerraf

/s/ PETER H. CRESSY                      Director                                     March 30, 2004
------------------------------
    Peter H. Cressy

/s/ DAVID A. DURKIN                      Director                                     March 30, 2004
------------------------------
    David A. Durkin

/s/ KENNETH V. HUSEMAN                   Director                                     March 30, 2004
------------------------------
    Kenneth V. Huseman

/s/ ROBERT L. KEISER                     Director                                     March 30, 2004
------------------------------
    Robert L. Keiser

/s/ PIERRE F. LAPEYRE, JR.               Director                                     March 30, 2004
------------------------------
    Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN                    Director                                     March 30, 2004
------------------------------
    David M. Leuschen

/s/ THOMAS P. MOORE, JR.                 Director                                     March 30, 2004
------------------------------
    Thomas P. Moore, Jr.

/s/ STEVEN A. WEBSTER                    Director                                     March 30, 2004
------------------------------
    Steven A. Webster



                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants..............................................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002....................................................F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.....................F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.....................F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
2003, 2002, and 2001............................................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-9


All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Seabulk International, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Seabulk International, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seabulk International, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP

Fort Lauderdale, Florida
February 27, 2004, except for the last
paragraph of Note 17, as to which the date is March 8, 2004

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                                             DECEMBER 31,
                                                                                      -------------------------
                                                                                         2003            2002
                                                                                      ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $  34,379       $  37,188
   Restricted cash .............................................................          3,676           1,337
   Trade accounts receivable net of allowance for doubtful accounts of
     $4,321 in 2003 and $5,243 in 2002, respectively ...........................         49,599          45,987
   Other receivables ...........................................................         10,730           6,208
   Marine operating supplies ...................................................          8,155           8,139
   Prepaid expenses and other ..................................................          3,045           2,702
                                                                                      ---------       ---------
     Total current assets ......................................................        109,584         101,561

Vessels and equipment, net .....................................................        527,026         545,169
Deferred costs, net ............................................................         48,486          38,228
Other ..........................................................................          9,344          10,860
                                                                                      ---------       ---------
     Total assets ..............................................................      $ 694,440       $ 695,818
                                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................      $  18,805       $  11,343
   Current maturities of long-term debt ........................................         11,037          24,315
   Current obligations under capital leases ....................................          3,521           3,005
   Accrued interest ............................................................          5,812           1,733
   Accrued liabilities and other ...............................................         37,363          34,904
                                                                                      ---------       ---------
     Total current liabilities .................................................         76,538          75,300

Long-term debt .................................................................        258,217         410,858
Senior notes ...................................................................        151,472            --
Obligations under capital leases ...............................................         32,246          28,748
Other liabilities ..............................................................          3,136           3,489
                                                                                      ---------       ---------
     Total liabilities .........................................................        521,609         518,395

Commitments and contingencies

Minority interest ..............................................................            476             623

Stockholders' equity:
   Preferred stock, no par value--authorized 5,000; issued and outstanding, none             --              --
   Common stock--$.01 par value, authorized 40,000 shares; 23,347 and 23,124 shares issued and outstanding in 2003
     and 2002, respectively ....................................................            233             231
   Additional paid-in capital ..................................................        259,134         258,016
   Unearned compensation .......................................................           (699)            (99)
   Accumulated deficit .........................................................        (86,313)        (81,348)
                                                                                      ---------       ---------
       Total stockholders' equity ..............................................        172,355         176,800
                                                                                      ---------       ---------
           Total liabilities and stockholders' equity ..........................      $ 694,440       $ 695,818
                                                                                      =========       =========




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            2003            2002            2001
                                                         ---------       ---------       ---------

Revenue ...........................................      $ 316,558       $ 323,997       $ 346,730
Operating expenses:
  Crew payroll and benefits .......................         86,409          88,473          96,431
  Charter hire ....................................          9,575           7,607           6,326
  Repairs and maintenance .........................         27,282          30,345          25,810
  Insurance .......................................         13,285          11,385          15,809
  Fuel and consumables ............................         25,405          28,365          34,955
  Port charges and other ..........................         17,720          16,383          19,996
                                                         ---------       ---------       ---------
    Total operating expenses ......................        179,676         182,558         199,327
Overhead expenses:
   Salaries and benefits ..........................         21,753          22,237          21,531
   Office .........................................          5,046           5,123           5,993
   Professional fees ..............................          3,669           3,392           3,429
   Other ..........................................          7,575           7,905           6,049
                                                         ---------       ---------       ---------
    Total overhead expenses .....................           38,043          38,657          37,002
Depreciation, amortization and drydocking .........         65,373          66,376          59,913
Write-down of assets held for sale ................          1,219              --           1,400
(Gain) loss on disposal of assets .................         (1,463)         (1,364)            134
                                                         ---------       ---------       ---------
  Income from operations ..........................         33,710          37,770          48,954
Other (expense) income:
  Interest expense ................................        (33,853)        (44,715)        (55,907)
  Interest income .................................            355             475             240
  Minority interest in losses of subsidiaries .....            147             219              35
  Loss on early extinguishment of debt ............         (1,567)        (27,823)             --
  Other, net ......................................            481            (154)            (73)
                                                         ---------       ---------       ---------
     Total other expense, net .....................        (34,437)        (71,998)        (55,705)
                                                         ---------       ---------       ---------
Loss before provision for income taxes ............           (727)        (34,228)         (6,751)
Provision for income taxes ........................          4,238           4,642           5,210
                                                         ---------       ---------       ---------
  NET LOSS ........................................      $  (4,965)      $ (38,870)      $ (11,961)
                                                         =========       =========       =========

Net loss per common share:
  Net loss per common share - basic and diluted ...      $   (0.21)      $   (2.72)      $   (1.16)
                                                         =========       =========       =========
  Weighted average common shares outstanding - basic
      and diluted .................................         23,176          14,277          10,277
                                                         =========       =========       =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                2003           2002           2001
                                                                             --------       --------       --------

OPERATING ACTIVITIES:
  Net loss ............................................................      $ (4,965)      $(38,870)      $(11,961)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of vessels and equipment .........        42,330         43,711         45,212
       Amortization of drydocking costs ...............................        23,043         22,665         14,701
       Amortization of discount on long-term debt and financing costs .         1,531          4,249          5,324
       Provision for (recovery of) bad debts ..........................           (79)           (93)           228
       (Gain) loss on disposal of assets ..............................        (1,463)        (1,364)           134
       Loss on early extinguishment of debt ...........................         1,567         27,823             --
       Minority interest in losses of subsidiaries ....................          (147)          (219)           (35)
       Write-down of assets held for sale .............................         1,219             --          1,400
       Senior and notes payable issued for payment of interest and fees            --            626          1,752
       Other non-cash items ...........................................           238            650            459
  Changes in operating assets and liabilities:
       Trade accounts and other receivables ...........................        (8,404)        12,043          5,214
       Other current and long-term assets .............................         1,099         (4,129)        (5,485)
       Accounts payable and other liabilities .........................        13,893         (6,039)         9,897
                                                                             --------       --------       --------
         Net cash provided by operating activities ....................        69,862         61,053         66,840

INVESTING ACTIVITIES:
  Expenditures for drydocking .........................................       (31,539)       (23,441)       (29,449)
  Proceeds from disposals of assets ...................................         9,425         12,675          6,575
  Purchases of vessels and equipment ..................................       (30,683)        (3,753)        (9,282)
  Investment in joint venture .........................................          (400)            --             --
  Acquisition of minority interest ....................................            --             --           (524)
  Redemption of restricted investments ................................            --             --          2,542
  Purchase of restricted investments ..................................            --             --         (1,677)
                                                                             --------       --------       --------
         Net cash used in investing activities ........................       (53,197)       (14,519)       (31,815)



                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                     2003            2002            2001
                                                                                  ---------       ---------       ---------
FINANCING ACTIVITIES:
  Net payments of revolving credit facility ................................             --          (9,000)         (5,250)
  Payments of  prior credit facility .......................................       (148,179)           (125)             --
  Proceeds from prior credit facility ......................................             --         178,800              --
  Payments of long-term debt ...............................................         (7,408)       (165,817)        (19,504)
  Proceeds from long-term debt .............................................          8,622              --              --
  Payments of prior Senior Notes ...........................................             --        (101,499)             --
  Proceeds from 9.50% Senior Notes .........................................        150,000              --              --
  Proceeds of Private Placement, net of issuance costs .....................             --          90,901              --
  Payments of Title XI bonds ...............................................         (7,378)         (7,166)         (8,312)
  Retirement of Title XI bonds .............................................        (11,181)             --              --
  Net proceeds of sale leaseback ...........................................         13,274              --              --
  Increase in restricted cash ..............................................         (2,339)             --          (1,006)
  Payments of other deferred financing costs ...............................           (226)             --              --
  Payments of obligations under capital leases .............................         (9,422)         (2,986)         (3,558)
  Payment of deferred financing costs for prior credit facility ............            (88)         (4,128)             --
  Payment of deferred financing costs for Senior Notes and amended credit
  facility .................................................................         (5,458)             --              --
  Proceeds from exercise of warrants .......................................              2               1               3
  Proceeds from exercise of stock options ..................................            307              42              --
                                                                                  ---------       ---------       ---------
          Net cash used in financing activities ............................        (19,474)        (20,977)        (37,627)
                                                                                  ---------       ---------       ---------
  Change in cash and cash equivalents ......................................         (2,809)         25,557          (2,602)
  Cash and cash equivalents at beginning of period .........................      $  37,188       $  11,631       $  14,233
                                                                                  ---------       ---------       ---------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................      $  34,379       $  37,188       $  11,631
                                                                                  =========       =========       =========

Supplemental schedule of noncash investing and financing activities:
  Obligation for fair market value of interest rate swap ...................      $   1,472       $      --       $      --
                                                                                  =========       =========       =========
  Vessels exchanged for drydock expenditures ...............................      $      --       $     900       $      --
                                                                                  =========       =========       =========
  Senior and notes payable issued for payment of accrued interest and fees .      $      --       $     626       $   1,752
                                                                                  =========       =========       =========
  Notes payable issued for the acquisition of minority interest ............      $      --       $      --       $  10,500
                                                                                  =========       =========       =========
  Issuance of restricted common stock ......................................      $     838       $      --       $     297
                                                                                  =========       =========       =========
Supplemental disclosures:
  Interest paid ............................................................      $  27,780       $  40,085       $  47,279
                                                                                  =========       =========       =========
  Income taxes paid ........................................................      $   4,169       $   4,537       $   3,304
                                                                                  =========       =========       =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                           COMMON STOCK          ADDITIONAL
                                                     ------------------------      PAID-IN
                                                       SHARES        AMOUNT        CAPITAL
                                                     ---------      ---------   ------------
BALANCE AT DECEMBER 31, 2000 ..................         10,117      $     101      $ 166,963
Comprehensive loss:
   Net loss ...................................             --             --             --
   Translation adjustment .....................             --             --             --
        Total comprehensive loss ..............             --             --             --
Common stock issued upon exercise of warrants .            314              3             --
Restricted common stock issued to officer .....             75              1            296
                                                     ---------      ---------      ---------
BALANCE AT DECEMBER 31, 2001 ..................         10,506      $     105      $ 167,259
                                                     =========      =========      =========
Comprehensive loss:
   Net loss ...................................             --             --             --
   Translation adjustment .....................             --             --             --
        Total comprehensive loss ..............             --             --             --
Common stock issued upon Private Placement, net
   of issuance costs of $9,160 ................         12,500            125         90,715
Common stock issued upon exercise of warrants .            112              1             --
Common stock issued upon exercise of options ..              6             --             42
Amortization of unearned compensation .........             --             --             --
                                                     ---------      ---------      ---------
BALANCE AT DECEMBER 31, 2002 ..................         23,124      $     231      $ 258,016
                                                     =========      =========      =========
Comprehensive loss:
   Net loss ...................................             --             --             --
   Translation adjustment .....................             --             --             --
        Total comprehensive loss ..............             --             --             --
Issuance costs related to Private Placement ...             --             --            (27)
Common stock issued upon exercise of warrants .             51             --              2
Common stock issued upon exercise of options ..             57              1            306
Restricted common stock issued to officers ....            115              1            837
Amortization of unearned compensation .........             --             --             --
                                                     ---------      ---------      ---------
BALANCE AT DECEMBER 31, 2003 ..................         23,347      $     233      $ 259,134
                                                     =========      =========      =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                    ACCUMULATED                       RETAINED
                                                       OTHER                          EARNINGS
                                                   COMPREHENSIVE     UNEARNED       (ACCUMULATED
                                                        LOSS        COMPENSATION       DEFICIT)       TOTAL
                                                   -------------   -------------   ---------------   ---------
BALANCE AT DECEMBER 31, 2000 ..................     $     (33)       $      --        $ (30,517)     $ 136,514
Comprehensive loss:
   Net loss ...................................            --               --          (11,961)       (11,961)
   Translation adjustment .....................            32               --               --             32
                                                                                                     ---------
        Total comprehensive loss ..............            --               --               --        (11,929)
Common stock issued upon exercise of warrants .            --               --               --              3
Restricted common stock issued to officer .....            --             (198)              --             99
                                                    ---------        ---------        ---------      ---------
BALANCE AT DECEMBER 31, 2001 ..................     $      (1)       $    (198)       $ (42,478)     $ 124,687
                                                    =========        =========        =========      =========
Comprehensive loss:
   Net loss ...................................            --               --          (38,870)       (38,870)
   Translation adjustment .....................             1               --               --              1
                                                                                                     ---------
        Total comprehensive loss ..............            --               --               --        (38,869)
Common Stock issued upon Private Placement, net
    of issuance costs of  $9,160 ..............            --               --               --         90,840
Common stock issued upon exercise of warrants .            --               --               --              1
Common stock issued upon exercise of options ..            --               --               --             42

Amortization of unearned compensation .........            --               99               --             99
                                                    ---------        ---------        ---------      ---------
BALANCE AT DECEMBER 31, 2002 ..................     $      --        $     (99)       $ (81,348)     $ 176,800
                                                    =========        =========        =========      =========
Comprehensive loss:
   Net loss ...................................            --               --           (4,965)        (4,965)
    Translation adjustment ....................            --               --               --             --
                                                                                                     ---------
        Total comprehensive loss ..............            --               --               --         (4,965)
Issuance costs related to Private Placement ...            --               --               --            (27)
Common stock issued upon exercise of warrants .            --               --               --              2
Common stock issued upon exercise of options ..            --               --               --            307
Restricted common stock issued to officers ....            --             (838)              --             --
Amortization of unearned compensation .........            --              238               --            238
                                                    ---------        ---------        ---------      ---------
BALANCE AT DECEMBER 31, 2003 ..................     $      --        $    (699)       $ (86,313)     $ 172,355
                                                    =========        =========        =========      =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

         Seabulk International, Inc. and subsidiaries (collectively, the "Company") provides marine support, transportation and towing services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf, offshore West Africa, and Southeast Asia. The Company's fleet of tankers transports petroleum products and specialty chemicals primarily in the U.S. domestic trade. The Company also provides commercial tug services in several ports in the southeastern U.S.

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

         RESTRICTED CASH. At December 31, 2003 and 2002, restricted cash consisted of fixed deposits required in our foreign locations that allow our banks to issue short-term tender bonds, and a certificate of deposit required in the financing of a Brazilian vessel, which was purchased in June 2003. The bonds are issued during the process of securing contracts and have expiration dates ranging from three months to one year. Upon expiration of the bonds and the certificate of deposit, the funds are returned to the Company.

         ACCOUNTS RECEIVABLE. Substantially all of the Company's accounts receivable are due from entities that operate in the oilfield industry. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. Expected credit losses are provided for in the consolidated financial statements and have been within management's expectations. Two customers each accounted for 7% of the Company's total revenue for the years ended December 31, 2003 and 2002. During the years ended December 31, 2003, 2002 and 2001, the Company wrote off accounts receivable of approximately $2.4 million, $0.6 million and $0.7 million, respectively.

         INSURANCE CLAIMS RECEIVABLE. Insurance claim receivables represent costs incurred in connection with insurable incidents for which the Company expects it is probable of being reimbursed by the insurance carrier(s), subject to applicable deductibles. Deductible amounts related to covered incidents are generally expensed in the period of occurrence of the incident. Expenses incurred for insurable incidents in excess of deductibles are recorded as receivables pending the completion of all repair work and administrative claims process. The credit risk associated with insurance claims receivables is considered low due to the high credit quality and funded status of the insurance clubs in which the Company participates. Insurance claims receivables approximated $4.0 million and $4.1 million at December 31, 2003 and 2002, respectively, and is included in Other Receivables.

         MARINE OPERATING SUPPLIES. Such amounts consist of fuel and supplies that are recorded at cost less a reserve for obsolescence and are charged to operating expenses as consumed.

         IMPAIRMENT OF LONG-LIVED ASSETS. The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying value. It also establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. An impairment loss of $1.2 million was recognized in 2003, related to assets held for sale.

         ASSETS HELD FOR SALE. It is Company policy to make available for sale vessels and equipment considered by management as excess and no longer necessary for the operations of the Company. In accordance with SFAS 144, these assets are valued at the lower of carrying value or fair value less costs to sell. Also, depreciation expense for these assets is discontinued at the time of the reclassification. Total assets held for sale (primarily assets in the offshore energy segment) were approximately $0.4 million and $2.2 million at December 31, 2003 and 2002, respectively, and are included in other assets in the accompanying consolidated balance sheets.

         VESSELS AND EQUIPMENT. Vessels and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in operating income. Major renewals and betterments that extend the life of the vessels and equipment are capitalized. Maintenance and repairs are expensed as incurred except for drydocking expenditures.

         Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives. Included in vessels and equipment at December 31, 2003 and 2002 are vessels under capital leases of approximately $55.4 million and $36.0 million, net of accumulated amortization of approximately $6.4 million and $3.7 million, respectively.

         Listed below are the estimated useful lives of vessels and equipment at December 31, 2003:

                                                  USEFUL LIVES
                                                  -------------
                                                  (in years)(1)

Supply boats                                            6-25
Crewboats                                               6-25
Anchor handling tug/supply vessels                      4-25
Other                                                   5-20
Tankers(1)                                              7-30
Tugboats                                                7-40
Furniture and equipment                                  3-8


-------------------
(1) Range in years is determined by the Oil Pollution Act of 1990 and other factors.

         DEFERRED COSTS. Deferred costs primarily represent drydocking and financing costs. Substantially all of the Company's vessels must be periodically drydocked and pass certain inspections to maintain their operating classification, as mandated by certain maritime regulations. Costs incurred to drydock the vessels are deferred and amortized over the period to the next drydocking, generally 30 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards. Deferred financing costs are amortized over the term of the related borrowings using the effective interest method. At December 31, 2003 and 2002, deferred costs included unamortized drydocking costs of approximately $35.2 million and $27.2 million, respectively, and net deferred financing costs of $13.2 million and $11.0 million, respectively.

         ACCRUED LIABILITIES. Accrued liabilities included in current liabilities at December 31, consist of the following (in thousands):

                                           2003         2002
                                        -------      -------

Voyage operating expenses ........      $ 7,756      $10,320
Foreign taxes ....................        8,541        7,689
Payroll and benefits .............        6,803        6,848
Deferred voyage revenue ..........        1,990          933
Professional services ............          552          473
Litigation, claims and settlements          608          106
Insurance ........................        6,101        4,703
Other ............................        5,012        3,832
                                        -------      -------
  Total ..........................      $37,363      $34,904
                                        =======      =======

         STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS 123. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company's common stock at the date of grant recognized over the vesting period.

         On December 31, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS 123, the Company's net loss would have increased to the pro forma amounts presented below for 2003, 2002 and 2001:


                                                            YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       2003             2002             2001
                                                   ----------       ----------       ----------
Net loss:
As reported .................................      $   (4,965)      $  (38,870)      $  (11,961)
Pro forma ...................................          (6,071)         (40,017)         (13,115)

Net loss per common share--assuming dilution:
As reported .................................      $    (0.21)      $    (2.72)      $    (1.16)
Pro forma ...................................           (0.26)           (2.80)           (1.28)


         INCOME TAXES. The Company files a consolidated tax return with substantially all corporate subsidiaries. In addition, subsidiaries doing business in foreign countries, file separate income tax returns in foreign jurisdictions, where applicable. Each partnership files a separate tax return. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         NET LOSS PER SHARE. Net loss per common share is computed in accordance with SFAS No. 128, EARNINGS PER SHARE ("SFAS 128"), which requires the reporting of both net loss per common share and diluted net loss per common share. The calculation of net loss per common share is based on the weighted average number of common shares outstanding and therefore excludes any dilutive effect of stock options and warrants while diluted net loss per common share includes the dilutive effect of stock options and warrants, unless the effects are anti-dilutive.

         FOREIGN CURRENCY TRANSLATION. In accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION ("SFAS 52"), assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective years. Components of stockholders' equity are translated at historical rates. Translation adjustments are deferred in accumulated other comprehensive loss, which is a separate component of stockholders' equity. The Company's foreign subsidiaries use the U.S. dollar as their functional currency and substantially all external transactions are denominated in U.S. dollars. Gains and losses resulting from changes in exchange rates from year to year are insignificant for all years presented and are included in the accompanying consolidated statements of operations.

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

         COMPREHENSIVE LOSS. SFAS No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), establishes standards for reporting and the display of comprehensive loss, which is defined as the change in equity arising from non-owner sources. Comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive loss is reflected in the consolidated statement of changes in stockholders' equity.

         RECLASSIFICATIONS. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

          FINANCIAL INSTRUMENTS. The Company follows the provisions of Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that derivative instruments be recognized as either assets or liabilities on the balance sheet and measure those instruments at fair value. Further information on derivative financial instruments is provided in Note 14.

         RECENT PRONOUNCEMENTS. In June 2001, the Accounting Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP") entitled ACCOUNTING FOR CERTAIN COSTS AND ACTIVITIES RELATED TO PROPERTY, PLANT AND EQUIPMENT. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring of the entire cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company's vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its September 9, 2003 meeting, AcSEC voted to approve the SOP. The SOP is expected to be presented for FASB clearance in the second quarter of 2004 and would be applicable for fiscal years beginning after December 15, 2004. Management has determined that this SOP may have a material effect on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("SFAS 145"), which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect, and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the January 1, 2003 adoption date of the standard, the Company reclassified to continuing operations amounts previously reported as extinguishments of debt.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"), which addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for fiscal years beginning after December 31, 2002. The adoption of the standard did not have a significant impact on the consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, Capitalization of Interest Cost ("SFAS 34"), which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company.

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company has determined that the adoption of FIN 46 will not have a significant impact on its financial position, results of operations or cash flows.

3. LONG-TERM DEBT

         Long-term debt at December 31, consists of the following (in thousands):


                                                           2003            2002
                                                        ---------       ---------

Senior Notes, including related interest rate swap      $ 151,472       $      --
Amended credit facility ..........................         30,000         178,675
Title XI debt ....................................        216,117         234,450
Notes payable ....................................         23,137          22,048
                                                        ---------       ---------
                                                          420,726         435,173
Less:  current maturities ........................        (11,037)        (24,315)
                                                        ---------       ---------
   Long-term debt, including senior notes ........      $ 409,689       $ 410,858
                                                        =========       =========

          On August 5, 2003, the Company completed the offering of $150 million of Senior Notes ("Notes") due 2013 through a private placement eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company's indebtedness under a $180 million credit facility. Interest on the Notes will be payable semi-annually in arrears, commencing on February 15, 2004. The interest rate on the Notes sold to private institutional investors is 9.50%. The Notes are senior unsecured obligations guaranteed by certain of the Company's U.S. subsidiaries. The Notes are subject to certain covenants, including, among other things, limiting the Parent's and certain U.S. subsidiaries' ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets. On October 31, 2003, the Company filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the Notes pursuant to a registration rights agreement, so that the notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and the Company completed the exchange offer on December 16, 2003. In October 2003, the Company entered into an interest rate swap agreement related to the Notes (see Note 14). As of December 31, 2003, the market value of the interest rate swap was $1.5 million.

           In connection with the Notes offering, the Company amended and restated its $180 million credit facility. The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The amended credit facility is subject to semi-annual reductions commencing February 5, 2004. The principal reductions on the amended credit facility are as follows:
$8 million each February in 2004 through 2007, and $48 million in 2008. Interest on the loans is payable monthly, with a variable interest rate. The rate is either a LIBOR or base rate plus a margin based upon certain financial ratios of the Company (4.67% at December 31, 2003). It is secured by first liens on certain of the Company's vessels (excluding vessels financed with Title XI financing and some of its other vessels), second liens on two vessels, and stock of certain subsidiaries and is guaranteed by certain subsidiaries (see Note 19). The amended credit facility is subject to various financial covenants, including minimum ratios of adjusted EBITDA to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of the Company's vessels.

EARLY EXTINGUISHMENT OF DEBT

           In connection with amending and restating its former $180 million credit facility, the Company wrote off approximately 45% of the unamortized financing costs of the prior credit facility. The total amount written off was approximately $1.1 million. In connection with the Senior Notes offering, the

Company paid $11.2 million to retire the debt of certain vessels financed with Title XI financing. As a result of this early retirement, the Company wrote off $400,000 of unamortized financing costs and paid an early retirement premium of $226,000. The Company recorded a gain on extinguishment of debt of $125,000 related to the refinancing of two offshore vessels in December 2003.

TITLE XI FINANCING BONDS

         The Company's five double-hull product and chemical tankers are financed through Title XI Government Guaranteed Ship Financing Bonds. There are a total of seven bonds with interest rates ranging from 6.50% to 7.54% that require principal amortization through June 2024. The aggregate outstanding principal balance of the bonds was $211.0 million and $215.7 million at December 31, 2003 and 2002, respectively. Principal payments during 2003 and 2002 were $4.7 million and $4.4 million, respectively, and interest payments were $14.8 million and $15.1 million, respectively.

         Covenants under the Title XI Bond agreements contain financial tests which, if not met, among other things (1) restrict the withdrawal of capital;
(2) restrict certain payments, including dividends, increases in employee compensation and payments of other indebtedness; (3) limit the incurrence of additional indebtedness; and (4) prohibit the Company from making certain investments or acquiring additional fixed assets. Vessels with a net book value of $217.5 million as of December 31, 2003, and all contract rights thereof, have been secured as collateral in consideration of the United States Government guarantee of the Title XI Bonds.

         The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI Bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. In the second quarter of 2003, the first deposits to the reserve fund were made in the amount of $3.8 million. Additionally, according to the Title XI financial agreement, the Company is restricted from distributing excess cash from the five double-hull tankers until certain working capital levels have been reached and maintained. Accordingly, at December 31, 2003, the Company has approximately $27.0 million in cash and cash equivalents that are restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company's general working capital requirements. However, in 2003, the five double-hull tankers distributed approximately $4.3 million to the Company for general working capital purposes. The Company expects to receive $3.8 million during the first quarter of 2004.

         As of December 31, 2003 and 2002, other Title XI debt of approximately $5.1 million and $18.8 million, respectively, was collateralized by first preferred mortgages on certain vessels and bears interest at rates ranging from 5.9% to 10.1%. The debt is due in semi-annual principal and interest payments through December 2006. Under the terms of the other Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants. During 2003 and 2002, $13.7 million and $2.8 million, respectively, in principal and $1.4 million and $1.7 million, respectively, in interest were paid on this debt.

NOTES PAYABLE

         The Company has one promissory note relating to the purchase of equity interests in the double-hull product tankers. The note bears interest at 8.5%. Quarterly principal and interest payments are due through January 2006 on the note. The promissory note is collateralized by securities of certain subsidiaries. The outstanding balance of the promissory note was $4.7 million and $6.8 million as of December 31, 2003 and 2002, respectively.

         The Company has various promissory notes relating to the acquisitions of various vessels. The promissory notes are collateralized by mortgages on certain vessels and bear interest at rates ranging from 4.0% to 8.1%. The debt is due in monthly installments of principal and interest through December 2018. The outstanding balance of the notes was $18.4 million and $11.9 million as of December 31, 2003 and 2002, respectively.

         The Company has letters of credit outstanding in the amount of approximately $3.9 million, and $1.3 million as of December 2003 and 2002, respectively, which expire on various dates through December 2025.

         The aggregate annual future payments due on the long-term debt are as follows (in thousands):


      YEARS ENDING DECEMBER 31:
      -------------------------
      2004 .........................................................      $ 10,911
      2005 .........................................................        10,949
      2006 .........................................................         9,309
      2007 .........................................................         7,948
      2008 .........................................................        43,364
      Thereafter ...................................................       336,773
                                                                          --------
                                                                          $419,254
                                                                          ========

4.  CAPITAL LEASES

         The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments are as follows (in thousands):


     YEARS ENDING DECEMBER 31:
     -------------------------
      2004 ......................................................    $  5,966
      2005 ......................................................       5,948
      2006 ......................................................       4,991
      2007 ......................................................       4,991
      2008 ......................................................       6,286
      Thereafter ................................................      20,528
                                                                     --------
      Total minimum lease payments ..............................      48,710
      Less: amount representing interest ........................     (12,943)
                                                                     --------
      Present value of minimum lease payments (including
         current portion of $3,521) .............................    $ 35,767
                                                                     ========

5.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases its office facilities and certain vessels under operating lease agreements, which expire at various dates through 2013. Rent expense was approximately $3.8 million, $4.5 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):


     YEARS ENDING DECEMBER 31:
     -------------------------

      2004 ......................................................      $ 3,408
      2005 ......................................................        3,177
      2006 ......................................................        3,159
      2007 ......................................................        1,811
      2008 ......................................................        1,453
      Thereafter ................................................        2,114
                                                                       -------
                                                                       $15,122
                                                                       =======




BAREBOAT CHARTER AND SUBLEASE

         In November 2003, the Company terminated its bareboat charter agreement on the Seabulk Energy, one of its U.S.-flag double-hull tankers. The Company subleases certain office space in Tampa, Florida. The sublease in Tampa is expected to terminate in December 2006. There are no renewal or escalation clauses relating to the sublease.

         The future minimum receipts under the sublease are as follows (in thousands):


     YEARS ENDING DECEMBER 31:
     -------------------------
      2004 ......................................................      $106
      2005 ......................................................        98
      2006 ......................................................        98
                                                                       ----
                                                                       $302
                                                                       ====


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

         The Company was sued by Maritime Transport Development Corporation in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on two of its vessels, the SEABULK MAGNACHEM and SEABULK CHALLENGER, under an alleged broker commission agreement. The claim allegedly continues to accrue. The amount alleged to be due is over $600,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges, but the Company cannot predict the ultimate outcome.

         Under the Company's mutual protection and indemnity ("P&I") marine insurance policies, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by its marine insurance club (Steamship). The maximum potential amount of additional premiums that can be assessed by Steamship is substantial. However, additional premiums can only be assessed for open policy years. Steamship closes a policy year three years after the policy year has ended. Completed policy years 2001, 2002 and 2003 are still open, but there have been no additional premiums assessed for these policy years. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

         As of February 20, 2004, the Company switched its P&I club, from Steamship to the West of England Association ("West of England"). In order to cover potential future additional insurance calls made by Steamship Mutual for 2003, 2002, and 2001, the Company is required to post a letter of credit in the amount of $3.1 million to support such potential additional calls as a condition to its departure from Steamship Mutual. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

         From time to time the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and self-insured retentions.

         At December 31, 2003, approximately 19% of the Company's employees were members of national maritime labor unions or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company's operating results.

6.  VESSELS AND EQUIPMENT

         Vessels and equipment are summarized below (in thousands):


                                                                  DECEMBER 31,
                                                           -------------------------
                                                              2003            2002
                                                           ---------       ---------
      Vessels and improvements ......................      $ 697,358       $ 678,617
      Furniture and equipment .......................          9,848           9,842
                                                           ---------       ---------
                                                             707,206         688,459
      Less: accumulated depreciation and amortization       (180,180)       (143,290)
                                                           ---------       ---------
         Vessels and equipment, net .................      $ 527,026       $ 545,169
                                                           =========       =========


         The Company sold 18 offshore energy support vessels and three tugs during 2003 for total of $9.0 million and a gain of approximately $1.5 million. In 2002, the Company sold 17 vessels for a total of $6.8 million and a gain of approximately $55,000.

         During 2003, the Company incurred interest cost of $33.9 million, of which approximately $90,000 was capitalized and $33.8 million was charged to expense.

VESSEL ACQUISITIONS

         In January 2003, the Company took delivery of the SEABULK AFRICA, a newbuild, state-of-the art, 236-foot, 5,500 horsepower, UT-755L platform supply vessel. The vessel has joined the Company's West African fleet. The SEABULK AFRICA and related improvements were acquired for cash of approximately $17.8 million and financed in April 2003 by means of a sale leaseback arrangement with TransAmerica Capital for a lease term of 10 years, under which the Company will have an option to acquire the vessel after 8 years at a fixed price. The lease has been accounted for as a capital lease.

         The Company also took delivery of two newbuild vessels as bareboat charterer in February and March 2003. The SEABULK BADAMYAR is a 3800 horsepower anchor handling tug/supply vessel and SEABULK NILAR is a 3800 horsepower platform supply vessel. The Company is bareboat chartering the vessels from the shipbuilder, the Labroy Group in Indonesia, for deployment under time charters with a major international oil company in the Southeast Asia market. The term of each bareboat charter is three years with an option to purchase the vessel at fair market value at the end of the term. The leases are accounted for as operating leases.

         In April 2003, the Company terminated a capital lease with TA Marine Inc. for the SEABULK ARIZONA and acquired the vessel for $6.9 million. The SEABULK ARIZONA is a 1998 built, 205-foot, 4,200 horsepower supply vessel. Financing was in the form of a 5-year, $6.5 million term loan provided by Orix Financial Services, Inc. with an interest rate of 5.81%.

         In June 2003, the Company purchased a Brazilian flag line handling vessel for operations in Brazil for $2.5 million. The Company also executed a vessel construction agreement in April 2003, through its newly formed Brazilian subsidiary, with a Brazilian shipyard for the construction of a modern platform supply vessel for a purchase price of $16.7 million for offshore energy support operations in Brazil. This vessel is expected to be completed in the fourth quarter of 2004. As of December 31, 2003, the Company had spent approximately $4.3 million on the construction of the vessel. In August 2003, the Company entered into a second construction agreement, with the same yard, Promar, for a second identical vessel, to be delivered in the first quarter of 2005, for $16.5 million. As of December 31, 2003, the Company had spent approximately $3.3 million on the construction of the vessel. In anticipation of such operations, the Company has established a Brazilian subsidiary called Seabulk Offshore do Brazil S.A.

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

7.  JOINT VENTURE AGREEMENTS

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

8.  STOCK OPTION PLANS

         In December 1999, the Company adopted the Hvide Marine Incorporated Stock Option Plan (the "1999 Plan"), a stock option plan which provided certain key employees of the Company the right to acquire shares of common stock. Pursuant to the 1999 Plan, 500,000 shares of the Company's common stock were reserved for issuance to the participants in the form of nonqualified stock options. The options expire no later than 10 years from the date of the grant.

         On June 15, 2000, the Company adopted the Amended and Restated Equity Ownership Plan (the "Plan"). The Plan amends and restates in its entirety the 1999 Plan. Pursuant to the Plan, 800,000 shares of the Company's stock were reserved for issuance to participants in the form of nonqualified or incentive stock options, restricted stock grants and other stock related instruments, subject to adjustment to reflect stock dividends, recapitalizations, reorganizations and other changes in the capital structure. In December 2001, the Compensation Committee agreed to amend the Plan by authorizing and reserving for issuance an additional 500,000 shares to be eligible for grants under the Plan, bringing the total under the Plan to 1,300,000 shares. In February 2003, the Compensation Committee increased the number of shares eligible for grants to 2,300,000 shares. The Committee's action was approved by the shareholders at the Company's Annual Meeting of Shareholders held on May 16, 2003. The vesting period and certain other terms of stock options granted under the Plan are determined by the Compensation Committee. The Plan requires that the option price may not be less than 100% of the fair market value on the date of grant. The options expire no later than 10 years from the date of grant. There were 530,000 options granted under the Plan in 2003, and no options were granted in 2002. In addition, there were 75,000 shares of restricted stock granted in 2001 under the Plan, and 115,000 shares of restricted stock granted in 2003. The

Company amortizes the value of the restricted stock over the vesting period. The Company recognized stock compensation expense of approximately $238,000 and $99,000 in 2003 and 2002, respectively, related to restricted stock.

         On June 15, 2000, the Company also adopted the Stock Option Plan for Directors (the "Directors Plan"). Pursuant to the Directors Plan, as of December 31, 2003, an aggregate of 360,000 shares of common stock are authorized and reserved for issuance, subject to adjustments to reflect stock dividends, reorganizations, and other changes in the capital structure of the Company. Under the Stock Option Plan for Directors, each director not employed by the Company is granted annual stock options exercisable for 4,000 shares. The Chairman of the Board of Directors, if not an employee of the Company, is entitled to receive annual stock options for 8,000 shares. In 2002 each of the continuing outside directors was granted options to purchase 4,000 shares, and each of the four previous directors who resigned upon the Company's equity transaction in September 2002 were also granted options to purchase 4,000 shares, with the exception of the former chairman, who was granted 8,000 shares. In his initial year, a director is granted options to purchase 10,000 shares. The six new directors were eligible for initial grants of options to purchase 10,000 shares on the Annual Meeting date in 2003 and the continuing directors, with the exception of Mr. Kurz, were eligible for grants of options to purchase 4,000 shares. Under the Directors Plan, the option price for each option granted is required to be 100% of the fair market value of common stock on the day after the date of grant. Options granted under the Directors Plan totaled 72,000 and 32,000 during 2003 and 2002, respectively.

         The following table of data is presented in connection with the stock option plans:


                                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------
                                                            2003                      2002                     2001
                                                    --------------------    -----------------------   -----------------------
                                                                WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    NUMBER      AVERAGE      NUMBER        AVERAGE      NUMBER       AVERAGE
                                                      OF        EXERCISE       OF          EXERCISE       OF        EXERCISE
                                                    OPTIONS      PRICE      OPTIONS         PRICE      OPTIONS       PRICE
                                                    -------    ---------    -------      ----------    -------     ----------
Options outstanding at beginning of  period .       774,502     $  6.84       822,000     $  6.91       604,000         827
Granted .....................................       602,000        7.85        32,000        6.19       315,000        5.61
Exercised ...................................       (57,169)       5.37        (6,667)       6.31            --          --
Cancelled ...................................      (116,333)       7.49       (72,831)       7.48       (97,000)       10.8
                                                 ----------                ----------                ----------
Options outstanding at end of period ........     1,203,000     $  7.35       774,502     $  6.84       822,000     $  6.91
                                                 ==========     =======    ==========     =======    ==========     =======

Options exercisable at end of period ........       571,513     $  7.00       562,856     $  7.30       333,837     $  8.38
Options available for future grants at end of
     period .................................     1,203,164          --       618,831          --       153,000          --


         Summarized information about stock options outstanding as of December 31, 2003 is as follows:


                                                                     WEIGHTED                            WEIGHTED
                                NUMBER OF       REMAINING            AVERAGE          NUMBER OF          AVERAGE
                                 OPTIONS          LIFE              EXERCISE            OPTIONS          EXERCISE
EXERCISE PRICE RANGE         OUTSTANDING        (IN YEARS)             PRICE           EXERCISABLE         PRICE
--------------------       ---------------    --------------    ----------------    ---------------     -------------
        Under $6.25             119,000             8.03          $    4.48              86,174           $     4.68
     $6.25 to $6.31             334,000             6.48          $    6.26             334,000           $     6.26
     $6.32 to $7.30             191,000             8.92          $    7.27              28,000           $     7.30
     $7.31 to $7.50              68,000             7.24          $    7.75              49,339           $     7.75
         Over $7.75             491,000             8.25          $   13.77              74,000           $    12.47


         The weighted average fair value of options granted under the Company's stock option plans during 2003, 2002 and 2001 was $5.58, $4.91, and $5.54, respectively. The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company's stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS 123, the Company's net loss would have increased to the pro forma amounts presented below for 2003, 2002 and 2001 (in thousands, except per share amounts):


                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                       2003             2002             2001
                                                   ----------       ----------       ----------
Net loss:
As reported .................................      $   (4,965)      $  (38,870)      $  (11,961)
Pro forma ...................................          (6,071)         (40,017)         (13,115)

Net loss per common share--assuming dilution:
As reported .................................      $    (0.21)      $    (2.72)      $    (1.16)
Pro forma ...................................           (0.26)           (2.80)           (1.28)


         The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 2003, 2002 and 2001:



                                           2003          20020           2001
                                         --------       --------       --------
Dividend yield ....................           0.0%           0.0%           0.0%
Expected volatility factor ........          0.58           0.72           3.21
Approximate risk-free interest rate          4.27%          4.25%           5.0%
Expected life (in years) ..........            10             10             10


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

9.  EMPLOYEE BENEFIT AND STOCK PLANS

         The Company sponsors a retirement plan and trust (the "Plan") established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all administrative and non-union employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees' contributions. Profit sharing contributions by the Company to the Plan are discretionary. Additionally, the Company contributed to various union-sponsored, collectively bargained pension plans for certain crew members in the marine transportation and towing segments. The plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts. The expense resulting from Company contributions to the Plan and various union-sponsored plans amounted to approximately $3.7 million, $3.5 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

         In February 2003, the Company established an Executive Deferred Compensation Plan for highly compensated employees. Under the Plan, such an employee may elect to defer up to 50% of his salary and 100% of bonuses and grants of restricted Company stock for periods of at least five years or until retirement. Income tax on deferred amounts is payable when distributed to the employee after such deferral periods. The Company is permitted to make contributions to the Plan. Salary, bonus and restricted stock deferred under the Plan are funded by the Company into a trust for the benefit of the eligible employees, which together with an outside consultant/administrator, administers the Plan. The Deferred Compensation Plan does not require shareholder approval.

10.  INCOME TAXES

     The United States and foreign components of loss before provision for income taxes are as follows (in thousands):


                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                    2003           2002          2001
                                                 -------       --------       -------
United States .............................      $(3,959)      $(35,578)      $(3,849)

Foreign ...................................        3,232          1,350        (2,902)
                                                 -------       --------       -------
    Total .................................      $  (727)      $(34,228)      $(6,751)
                                                 =======       ========       =======



          The components of the provision for income tax expense (benefit) are as follows (in thousands):


                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2003         2002         2001
                                                       ------      -------       ------

Current:
   Federal ...................................         $   --      $(1,520)      $   --
   Foreign ...................................          4,238        6,162        5,210
                                                       ------      -------       ------
     Total current ...........................          4,238        4,642        5,210
                                                       ------      -------       ------

Deferred .....................................             --           --           --
                                                       ------      -------       ------
    Total income tax expense .................         $4,238      $ 4,642       $5,210
                                                       ======      =======       ======

         A reconciliation of U.S. Federal income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:


                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                2003       2002       2001
                                                                 ---        ---        ---
Income tax (benefit) computed at the
federal statutory rate ....................................      (35)%      (35)%      (35)%
State income taxes, net of Federal benefit ................       (1)        (1)        (1)
Change in valuation allowance .............................       35         31         35
Permanent, non deductible items ...........................        1          1          1
                                                                 ---        ---        ---
                                                                   0%        (4)%        0%
                                                                 ===        ===        ===


         The provision for foreign income tax expense has been levied on the gross receipts and is as follows (in thousands):

                                                             2003         2002      2001
                                                             ----         ----      ----
Foreign taxes.....................................          $4,238       $6,162     $5,210


         The tax effect of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):


                                                      DECEMBER 31,
                                                -------------------------
                                                   2003            2002
                                                ---------       ---------

  Deferred income tax assets:
  Allowances for doubtful accounts .......      $     919       $   1,606
  Goodwill ...............................         13,321          14,785
  Accrued compensation ...................            698             627
  Foreign tax credit carryforwards .......         21,967          17,809
  Accrued supplemental insurance premiums              71           1,534
  Net operating loss carryforwards .......        147,300         123,114
  Other ..................................          1,662           1,783
                                                ---------       ---------
     Total deferred income tax assets ....        185,938         161,258
     Less:  valuation allowance ..........        (78,311)        (75,177)
                                                ---------       ---------
     Net deferred income tax assets ......        107,627          86,081

Deferred income tax liabilities:
  Property differences ...................         94,060          75,192
  Deferred drydocking costs ..............         12,364           9,489
  Other ..................................          1,203           1,400
                                                ---------       ---------
     Total deferred income tax liabilities        107,627          86,081
                                                ---------       ---------
     Net deferred income tax assets ......      $      --       $      --
                                                =========       =========

         SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109") requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of approximately $78.3 million and $75.2 million was necessary at December 31, 2003, and 2002, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company's net deferred tax assets and liabilities are zero at December 31, 2003 and 2002, respectively. The net change in the total valuation allowance was an increase of approximately $3.1 million and $9.9 million in 2003 and 2002.

         Subsequently, recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003, will be allocated as follows (in thousands):

Income tax benefit that would be reported in the consolidated statement of operations...........       $   35,059
Additional paid-in capital......................................................................           43,252
                                                                                                       ----------
     Total......................................................................................       $   78,311
                                                                                                       ==========

         In the event that the Company recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed under the reorganization which became effective on December 15, 1999, such benefit will be reported as a direct addition to contributed capital.

         In 2002, the Company recognized a deferred tax asset of $1.5 million for a 2001 federal net operating loss carryback. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law, which allows a 2001 federal net operating loss to be carried back five years instead of two years. This new law converted the 2001 federal net operating loss carryforward into a federal net operating loss that will be fully absorbed within the five-year carryback period. The Company received a refund related to the net operating loss carryback in 2004.

         The stock issuance in September 2002 resulted in an "ownership change" as broadly defined in Section 382 of the Internal Revenue Code. As the result of the ownership change, utilization of net operating loss carryforwards under federal income tax laws and certain other beneficial tax attributes will be subject to an annual limitation. The limitation of net operating losses that can be utilized annually will equal the product of applicable interest rate mandated under federal income tax laws and the value at the time of the ownership change.

         At December 31, 2003, the Company had a net operating loss carryforward of approximately $411.9 million, which is available to offset future federal taxable income through 2023. The Company also has foreign tax credit carryforwards, expiring in years 2003 through 2007, of approximately $22 million, which are available to reduce future federal income tax liabilities. The annual limitation under Section 382 would limit utilization of the Company's pre-September 2002 net operating losses to a maximum of approximately $4.2 million annually through 2023. A substantial portion of net operating loss carryforwards and tax credits may not be utilized due to this annual limitation.

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

11. STOCKHOLDERS' EQUITY

         In December 1999, all classes of the Predecessor Company's equity securities were canceled. Pursuant to a previous, pre-1999 Equity Ownership Plan, prior to December 1999, shares of the Predecessor Company's Class B common stock were converted to Class A common stock. Holders of Predecessor Company Class A common stock and holders of certain rights to obtain common stock under the Predecessor Company's compensation plans were issued 125,000 Class A warrants to purchase common stock of the Company on a pro rata basis. The warrants, which expired on December 12, 2003, had a four-year term and an exercise price of $38.49 per share.

         Pursuant to the articles of incorporation of the Company, as amended in 2002, there are 40 million shares of common stock authorized for issuance.

         In December 1999, holders of the Predecessor Company's Preferred Securities received 200,000 shares of Company common stock and 125,000 Class A warrants. During the year ended December 31, 2003, 56 Class A warrants were exercised. There were no Class A warrant exercises during 2002.

         In December 1999, as part of the Company's reorganization under Chapter 11 bankruptcy, the holders of the Predecessor Company's Senior Notes received
9.8 million shares of Company common stock. The holders of Senior Notes received 536,193 common stock purchase warrants (the "Noteholder Warrants"). The warrants have a seven and one-half year term and an exercise price of $0.01 per warrant. Also in connection with the former Senior Notes, the Company issued an additional 187,668 Noteholder Warrants to an investment advisor. The warrants have a seven and one-half year term and an exercise price of $0.01 per warrant. During the years ended December 31, 2003 and 2002, approximately 51,000 and 112,000 Noteholder Warrants were exercised, respectively. The amount of outstanding Noteholder Warrants amounted to approximately 159,000 at December 31, 2003. The weighted average contractual life is 3.5 years at December 31, 2003.

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

         At December 31, 2003 approximately 1,203,000 shares of Common Stock were reserved for issuance under the Company's Amended and Restated Equity Ownership Plan and the Stock Option Plan for Directors.

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

12. NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                                    YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                            2003             2002             2001
                                                                         ----------       ----------       ----------
Numerator:
Numerator for basic and diluted loss per share--net loss available
      to common shareholders ......................................      ($   4,965)      ($  38,870)      ($  11,961)
                                                                         ==========       ==========       ==========


Denominator:
Denominator for basic and diluted loss per share--weighted  average
      shares ......................................................          23,176           14,277           10,277
                                                                         ==========       ==========       ==========

Net loss per common share - basic .................................      ($    0.21)      ($    2.72)      ($    1.16)
                                                                         ==========       ==========       ==========
Net loss per common share - diluted ...............................      ($    0.21)      ($    2.72)      ($    1.16)
                                                                         ==========       ==========       ==========


         The weighted average diluted common shares outstanding for fiscal 2003, 2002 and 2001 excludes 1,203,000, 774,502 and 822,000 stock options, respectively. Additionally, 409,000, 460,000 and 572,000 warrants in 2003, 2002 and 2001, respectively, are excluded from the weighted average diluted common shares outstanding. These common stock equivalents are anti-dilutive because the Company incurred net losses for 2003, 2002 and 2001.

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

         MARINE TRANSPORTATION SERVICES (Seabulk Tankers) - Marine transportation services includes oceangoing vessels used to transport chemicals, crude and petroleum products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf of Mexico coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, Pacific coast and Hawaiian ports.

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

         The following schedule presents segment information about the Company's operations (in thousands):


                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                   2003               2002               2001
                                                ---------          ---------          ---------
REVENUE
  Offshore energy support ................      $ 160,716          $ 171,479          $ 191,178
  Marine transportation services .........        119,002            121,371            122,059
  Towing .................................         37,257             31,475             35,619
   Eliminations (1) ......................           (417)              (328)            (2,126)
                                                ---------          ---------          ---------
     TOTAL ...............................      $ 316,558          $ 323,997          $ 346,730
                                                =========          =========          =========

OPERATING EXPENSES
  Offshore energy support ................      $ 100,001          $  99,572          $  98,555
  Marine transportation services .........         59,371             64,151             78,675
  Towing .................................         20,721             18,909             20,130
  General corporate ......................             --                254              4,093
  Eliminations (1) .......................           (417)              (328)            (2,126)
                                                ---------          ---------          ---------
     TOTAL ...............................      $ 179,676          $ 182,558          $ 199,327
                                                =========          =========          =========

DEPRECIATION, AMORTIZATION, DRYDOCKING AND
  WRITE-DOWN OF ASSETS HELD FOR SALE
  Offshore energy support ................      $  41,701          $  43,305          $  37,550
  Marine transportation services .........         19,455             18,159             19,311
  Towing .................................          3,793              3,222              2,910
  General corporate ......................          1,643              1,690              1,542
                                                ---------          ---------          ---------
     TOTAL ...............................      $  66,592          $  66,376          $  61,313
                                                =========          =========          =========

INCOME FROM OPERATIONS
  Offshore energy support ................      $     990          $  10,209          $  38,662
  Marine transportation services .........         36,267             35,669             21,122
  Towing .................................          7,678              4,847              6,354
  General corporate ......................        (11,225)           (12,955)           (17,184)
                                                ---------          ---------          ---------
     TOTAL ...............................      $  33,710          $  37,770          $  48,954
                                                =========          =========          =========

NET LOSS
  Offshore energy support ................      $ (16,097)         $ (16,912)         $   5,566
  Marine transportation services .........         19,354             17,346               (278)
  Towing .................................          4,511               (151)               396
  General corporate ......................        (12,733)(2)        (39,153)(2)        (17,645)
                                                ---------          ---------          ---------
     TOTAL ...............................      $  (4,965)         $ (38,870)         $ (11,961)
                                                =========          =========          =========

---------
(1) Elimination of intersegment towing revenue and intersegment marine transportation operating expenses of $0.4 million, $0.3 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(2) Includes loss on early extinguishment of debt of $1.7 million in the third quarter of 2003 and $27.8 million in the third quarter of 2002, respectively (see Note 15).

                                 CONSOLIDATED BALANCE SHEET INFORMATION
                                            AS OF DECEMBER 31,
                                 ----------------------------------------
                                           2003            2002
                                        ---------       ---------

IDENTIFIABLE ASSETS
  Offshore energy support ........      $ 288,760       $ 286,634
  Marine transportation services .        327,911         323,611
  Towing .........................         60,594          62,590
  Unallocated ....................         17,175          22,983
                                        ---------       ---------
     TOTAL .......................      $ 694,440       $ 695,818
                                        =========       =========

VESSELS AND EQUIPMENT
  Offshore energy support ........      $ 287,972       $ 277,208
  Marine transportation services .        341,572         341,069
  Towing .........................         60,924          61,241
                                        ---------       ---------
     Total .......................        690,468         679,518
  Construction in progress .......          7,856              99
  General corporate ..............          8,882           8,842
                                        ---------       ---------
  Gross vessels and equipment ....        707,206         688,459
     Less accumulated depreciation       (180,180)       (143,290)
                                        ---------       ---------
       TOTAL .....................      $ 527,026       $ 545,169
                                        =========       =========


                                              YEAR ENDED DECEMBER 31,
                                             ------------------------
                                                2003           2002
                                             ---------      ---------

CAPITAL EXPENDITURES AND DRYDOCKING
  Offshore energy support ...........        $  47,720      $  19,532
  Marine transportation services ....           11,283          6,313
  Towing ............................            3,179          1,315
  Unallocated .......................               40             34
                                             ---------      ---------
    TOTAL ...........................        $  62,222      $  27,194
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

         The vessels generating revenue from offshore and marine transportation services move regularly and routinely from one country to another, sometimes in different continents depending on the charter party. Because of this asset mobility, revenue and long-lived assets attributable to the Company's foreign operations in any one country are not material, as defined in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131").

         There were no individual customers from which the Company derived more than 10% of its total revenue for the years ended December 31, 2003, 2002, and 2001.

         The following table presents selected financial information pertaining to the Company's geographic operations for 2003, 2002 and 2001 (in thousands):


                                                         YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                    2003             2002             2001
                                                 --------         --------         --------
REVENUE
  Domestic .............................         $197,612         $200,008         $239,238
  Foreign
    West Africa ........................           79,680           84,576           69,305
    Middle East ........................           24,650           23,683           22,450
    Southeast Asia .....................           14,616           15,730           15,737
                                                 --------         --------         --------
CONSOLIDATED REVENUE ...................         $316,558         $323,997         $346,730
                                                 ========         ========         ========




                                                 CONSOLIDATED BALANCE SHEET INFORMATION
                                                            AS OF DECEMBER 31,
                                                 ---------------------------------------
                                                         2003               2002
                                                      ---------          ---------

IDENTIFIABLE ASSETS
  Domestic ..................................         $ 516,773          $ 519,989
  Foreign
    West Africa .............................           123,918            107,884
    Middle East .............................            28,164             33,535
    Southeast Asia ..........................             8,410             11,427
  Other .....................................            17,175             22,983
                                                      ---------          ---------
      TOTAL .................................         $ 694,440          $ 695,818
                                                      =========          =========

VESSELS AND EQUIPMENT
  Domestic ..................................         $ 544,370          $ 542,003
  Foreign
    West Africa .............................           120,049             94,645
    Middle East .............................            16,637             23,227
    Southeast Asia ..........................            17,268             19,742
                                                      ---------          ---------
                                                        698,324            679,617
  General corporate .........................             8,882              8,842
                                                      ---------          ---------
                                                        707,206            688,459
  Less: accumulated depreciation ............          (180,180)          (143,290)
                                                      ---------          ---------
     TOTAL ..................................         $ 527,026          $ 545,169
                                                      =========          =========





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

         AMENDED CREDIT FACILITY AND TITLE XI. The amended credit facility and Title XI obligations provide for interest and principal payments at various rates and dates as discussed in Note 3. The Company estimates the fair value of such obligations using a discounted cash flow analysis at estimated market rates.

         INTEREST RATE SWAP. In October 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. The Company entered into this transaction in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150 million, the Company effectively converted the interest rate on its outstanding 9.50% Senior Notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%. The swap agreement is secured by a second lien on the assets that secure the Company's amended and restated credit facility. The Company entered into the swap transaction "at-market", and as a result there was no exchange of a premium at the initial date of the transaction.

         The following table presents the carrying value and fair value of the financial instruments at December 31 (in millions):


                                                                           DECEMBER 31,
                                  -----------------------------------------------------------------------------------
                                                  2003                                       2002
                                  ------------------------------------------  ---------------------------------------
             Issue                   Carrying Value          Fair Value         Carrying Value        Fair Value
--------------------------------- ----------------------  ------------------  -------------------- ------------------
Amended credit facility                  $ 30.0                  $ 30.0               $178.7            $178.7
Title XI ..............                  $216.1                  $227.2               $234.5            $257.5
Interest rate swap ....                  $  1.5                  $  1.5               $   --            $   --

         NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS. The carrying amounts reported in the balance sheet approximate fair value determined using a discounted cash flow analysis at estimated market rates.

15.  EARLY EXTINGUISHMENT OF DEBT

         In connection with amending its $180 million credit facility, the Company wrote off approximately 45% of the unamortized financing costs of the prior credit facility. The total amount written off was approximately $1.1 million. In connection with the Senior Notes offering, the Company paid $11.2 million to retire the debt of certain vessels financed with Title XI financing. As a result of this early retirement, the Company wrote off $400,000 of unamortized financing costs, and paid an early retirement premium of $226,000. The Company recorded a gain on extinguishment of debt of $125,000 related to the refinancing of two offshore vessels in December 2003.

16.  LIQUIDITY

         At December 31, 2003, the Company had cash on hand of $34.4 million and working capital of approximately $33.0 million. The Company's main sources of liquidity are from operations, borrowings under our amended credit facility, and proceeds from the sale of vessels with marginal operating performance. In 2003, cash from operations totaled $69.9 million, which was $8.8 million greater than 2002. At December 31, 2003, availability under our $80.0 million amended senior credit facility was approximately $46.1 million. Additionally, the Company received $9.0 million from the sale of vessels during 2003. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further in this report under "Additional Business and Corporate Risk Factors" in Part 1, Item 1. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company currently has commitments from various lenders to fund at least 80% of the cost of vessels it has contracted to purchase.

         The Company's capital requirements arise primarily from its need to service debt, fund working capital, and maintain and improve its vessels. During 2003, the Company incurred $62.2 million in capital improvements for drydocking costs and fleet improvements. Approximately $31.5 million was for drydockings and approximately $20.3 million was for the purchase of the SEABULK AFRICA and the SEABULK IPANEMA, as well as progress payments on the two Brazilian newbuilds. For 2003, the Company incurred approximately $7.6 million for the two Brazilian newbuilds.

         The Company's expected 2004 capital requirements for drydocking costs are $31.9 million and $34.2 million for newbuild vessels. In addition, the Company has agreed to purchase two double-hull product tankers for approximately $62.0 million and expects to fund 80% of the purchase price through a loan agreement with a separate bank syndicate led by Nordea Bank. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements

         The Company's amended credit agreement contains certain restrictive financial covenants that, among other things, requires minimum levels of EBITDA and tangible net worth. The Company is in compliance with such covenants at December 31, 2003. A covenant has been amended as of February 26, 2004 to allow the Company a greater degree of flexibility under the debt/EBITDA ratio. Based on the amended covenant, the Company believes it will be in compliance.

         Management continues implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

         The possibility exists that unforeseen events or business conditions, including deterioration in the markets, could prevent the Company from meeting targeted operating results. If unforeseen events or business regulatory conditions prevent the Company from meeting operating results, it will continue to pursue alternative plans including additional asset sales, and deferral of capital expenditures, which should enable the Company to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in its implementation.

17.  SUBSEQUENT EVENTS

         In January 2004, the Company began to operate the SEABULK ENERGY, one of its U.S.-flag double-hull tankers under a consecutive voyage charter in U.S. foreign commerce. The vessel is expected to charter on forty-two day voyages, approximately 8.5 voyages per year. The charter is to run beginning January 2004 for a term of four years, replacing the previous bareboat charter of the vessel that was terminated in December 2003.

         In January 2004, the Company agreed to purchase two four-year-old foreign-flag double-hull product tankers from principals of World-Wide Shipping of Singapore, for a total purchase price of $62 million. The purchase price will be financed by a combination of bank borrowings and available cash. The tankers are modern double-hull vessels suitable for worldwide trading. The Company will take delivery of these first foreign-flag product tankers during the first and second quarters of 2004. The vessels will be time-chartered to a major oil company or placed in an international tanker pool.

         In January 2004, the Company entered into a contract with Labroy Marine Ltd. of Singapore, for the construction of a terminal support tug for delivery in March 2005, for the Singapore dollar equivalent of U.S. $10.8 million. The Company has also entered into a currency hedge agreement to fix the price at U.S. $10.8 million. The tug will be employed on a long-term contract in Angola.

         In February 2004, the Company sold the SEABULK GREBE, an offshore energy support vessel operating in foreign commerce in the West Africa region. The proceeds from the sale of the vessel were $600,000. The gain on the sale of the vessel was approximately $19,000.

         In March 2004, the Company received $4.5 million in proceeds from the settlement of litigation against two of its suppliers and $400,000 from a previous joint venture partner.

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following information is presented as supplementary financial information for 2003 and 2002 (in thousands, except per share information):


                                                  FIRST             SECOND              THIRD           FOURTH
      YEAR ENDED DECEMBER 31, 2003               QUARTER            QUARTER            QUARTER          QUARTER
      ----------------------------           ---------------    ---------------    ---------------  -----------
Revenue .............................         $ 77,229          $ 79,924          $ 79,670          $ 79,735
Income from operations(a) ...........           10,830            12,378             9,477             1,025
Net income (loss) ...................            1,586             2,660            (1,876)           (7,335)
Net loss per common share - basic and
  Diluted(b):
   Net (income) loss ................         $   0.07          $   0.11          $  (0.08)         $  (0.32)



                                                  FIRST             SECOND              THIRD           FOURTH
      YEAR ENDED DECEMBER 31, 2002               QUARTER            QUARTER            QUARTER          QUARTER
      ----------------------------           ---------------    ---------------    ---------------  -----------
Revenue .............................         $ 83,199          $ 81,639          $ 80,369          $ 78,790
Income from operations(a) ...........           11,840            10,022            10,312             5,596
Net loss(c) .........................           (2,286)           (4,367)          (30,580)           (1,637)
Net loss per common share - basic and
  diluted(b):
   Net loss .........................         $  (0.22)         $  (0.41)         $  (2.37)         $  (0.07)


--------
(a) Previously reported amounts have been revised to present gains/(losses) on disposal of assets in income from operations. Gain on disposal of assets was $0.8 million and $0.4 million for the first and second quarters of 2003, respectively. Gain/(loss) on disposal of assets was ($0.1) million, $1.5 million, $0.3 million and ($0.3) million for the first, second, third and fourth quarters of 2002, respectively.

(b) The sum of the four quarters' (loss) earnings per share will not necessarily equal the annual earnings per share, as the computations for each quarter are independent of the annual computation.

(c) Includes loss on early extinguishment of debt of $27.8 million in the third quarter of 2002.

19.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

         The restricted subsidiaries presented below represent the Company's subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Senior Notes. Only certain of the restricted subsidiaries representing the domestic restricted subsidiaries, will guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor unrestricted subsidiaries presented below represent the subsidiaries that own the five double-hull tankers which are financed by the Title XI debt with recourse to these tankers and the subsidiaries that own them. These subsidiaries are designated as unrestricted subsidiaries under the indenture governing the Senior Notes and will not guarantee the notes.

Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries for the notes is presented below.




                                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                                             (IN THOUSANDS)
                                                                          AS OF DECEMBER 31, 2003
                                     ----------------------------------------------------------------------------------------------
                                                      WHOLLY     NON-WHOLLY
                                                      OWNED        OWNED           NON-         NON-
                                                    GUARANTOR     GUARANTOR     GUARANTOR     GUARANTOR
                                                   RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                CONSOLIDATED
                                        PARENT    SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                        ------    ------------  ------------  ------------  ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ........      $    217    $    452     $ 1,030     $  5,700      $ 26,980       $    --        $ 34,379
  Restricted cash ..................         2,198          --          --        1,478            --            --           3,676
  Trade accounts receivable, net ...          (296)     13,686         822       34,161         1,226            --          49,599
  Insurance claims receivable &
     other .........................         3,739       3,338          16        2,799           838            --          10,730
  Marine operating supplies ........           121       1,575         482        3,504         2,473            --           8,155
  Due (to) from affiliates .........            --      73,837          --      120,556         3,377      (197,770)             --
  Prepaid expenses and other .......           960         365          19        1,505           196            --           3,045
                                          --------    --------     -------     --------      --------     ---------        --------
     Total current assets ..........         6,939      93,253       2,369      169,703        35,090      (197,770)        109,584

Vessels and equipment, net .........        34,998     138,211      29,893      106,401       217,523            --         527,026
Deferred costs, net ................        13,869       9,347       1,022       14,202        10,046            --          48,486
Investments in affiliates ..........       506,250       2,214          --           --            --      (508,464)             --
Due from affiliates ................        30,069          --          --           --            --       (30,069)             --
Other ..............................         1,709       2,234          --        1,562         3,839            --           9,344
                                          --------    --------     -------     --------      --------     ---------        --------
     Total assets .................       $593,834    $245,259     $33,284     $291,868      $266,498     $(736,303)       $694,440
                                          ========    ========     =======     ========      ========     =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities:
  Accounts payable .................      $  5,256    $  2,658       $  --     $  9,504      $  1,387       $    --        $ 18,805
  Current maturities of long-term
        debt .......................         4,250       1,650          --          139         4,998            --          11,037
  Current obligations under capital
        leases .....................         1,039       2,482          --           --            --            --           3,521
  Accrued interest .................         5,079         100          --           --           633            --           5,812
  Due (to) from affiliates .........       194,184          --          63           --            --      (194,247)             --
  Accrued liabilities and other ....        11,395       3,010         415       20,293         2,250            --          37,363
                                          --------    --------     -------     --------      --------     ---------        --------
      Total current liabilities ....       221,203       9,900         478       29,936         9,268      (194,247)         76,538

Long-term debt .....................       187,047      14,665          --        1,958       206,019            --         409,689
Obligations under capital leases ...        11,569      20,677          --           --            --            --          32,246
Due to affiliates ..................            --        --        30,069           --            --       (30,069)             --
Other liabilities ..................         1,660         273          --        1,157            46            --           3,136
                                          --------    --------     -------     --------      --------     ---------        --------
      Total liabilities ............       421,479      45,515      30,547       33,051       215,333      (224,316)        521,609
                                          --------    --------     -------     --------      --------     ---------        --------

Commitments and contingencies

Minority interest ..................            --        --            --           --            --           476             476

  Total stockholders' equity
    (deficit) ......................       172,355     199,744       2,737      258,817        51,165      (512,463)        172,355
                                          --------    --------     -------     --------      --------     ---------        --------
    Total liabilities and
         stockholders' equity
         (deficit) .................      $593,834    $245,259     $33,284     $291,868      $266,498     $(736,303)       $694,440
                                          ========    ========     =======     ========      ========     =========        ========




                                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                                             (IN THOUSANDS)
                                                                          AS OF DECEMBER 31, 2002
                                     ----------------------------------------------------------------------------------------------
                                                 WHOLLY      NON-WHOLLY
                                                 OWNED         OWNED           NON-         NON-
                                                GUARANTOR     GUARANTOR     GUARANTOR     GUARANTOR
                                                RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                  CONSOLIDATED
                                     PARENT    SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                     ------    ------------  ------------  ------------  ------------  ------------   -------------
ASSETS
Current assets:
  Cash and temporary investments .  $ 12,316     $    413     $    13       $  4,802        $ 19,644     $      --      $ 37,188
   Trade accounts receivable .....       580       15,051         723         28,239           1,394            --        45,987
    Insurance claims receivable &
       other .....................       797        3,415           2          1,613             381            --         6,208
    Restricted cash ..............        --           --          --          1,337              --            --         1,337
    Marine operating supplies ....       121        1,673         586          3,504           2,255            --         8,139
    Due from affiliates ..........        --       84,051          --        134,054              --      (218,105)           --
    Prepaid & other ..............       652          803          28          1,033             186            --         2,702
                                    --------     --------     -------       --------        --------     ---------      --------
       Total current assets ......    14,466      105,406       1,352        174,582          23,860      (218,105)      101,561
Vessels and equipment, net .......    39,944      153,705      32,052         93,259         226,209            --       545,169
Deferred costs, net ..............     8,243        7,528       1,840         13,715           6,902            --        38,228
Investments in affiliates ........   513,909        2,518          --             --              --      (516,427)           --
Due from affiliates ..............    31,478           --          --             --              --       (31,478)           --
Other assets .....................     1,931        3,165          --          5,345             419            --        10,860
                                    --------     --------     -------       --------        --------     ---------      --------
      Total assets ...............  $609,971     $272,322     $35,244       $286,901        $257,390     $(766,010)     $695,818
                                    ========     ========     =======       ========        ========     =========      ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
  Accounts payable ...............  $  3,094     $  2,397     $    --       $  5,783        $     69     $      --      $ 11,343
  Current maturities of debt .....    17,586        2,055          --             --           4,674            --        24,315
  Current lease obligations ......        --        3,005          --             --              --            --         3,005
  Accrued interest payable .......       671          393          --             --             669            --         1,733
  Due to affiliates ..............   221,424           --          60             --             206      (221,690)           --
  Other current liabilities ......    10,013        3,306         518         20,243             824            --        34,904
                                    --------     --------     -------       --------        --------     ---------      --------
      Total current liabilities ..   252,788       11,156         578         26,026           6,442      (221,690)       75,300
Long-term Liabilities:
Long-term maturities of debt .....   178,500       21,337          --             --         211,021            --       410,858
Capital lease obligations ........        --       28,748          --             --              --            --        28,748
Senior Notes .....................        --           --          --             --              --            --            --
Due to affiliates ................        --           --      31,478             --              --       (31,478)           --
Other long-term liabilities ......     1,883          616          --            944              46            --         3,489
                                    --------     --------     -------       --------        --------     ---------      --------
      Total long-term liabilities    180,383       50,701      31,478            944         211,067       (31,478)      443,095
                                    --------     --------     -------       --------        --------     ---------      --------
Total liabilities ................   433,171       61,857      32,056         26,970         217,509      (253,168)      518,395
                                    --------     --------     -------       --------        --------     ---------      --------

Minority partners equity .........        --           --          --             --              --           623           623

Total stockholders' equity .......   176,800      210,465       3,188        259,931          39,881      (513,465)      176,800
                                    --------     --------     -------       --------        --------     ---------      --------
    Total liabilities and
         stockholders' equity ....  $609,971     $272,322     $35,244       $286,901        $257,390     $(766,010)     $695,818
                                    ========     ========     =======       ========        ========     =========      ========


                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                             (IN THOUSANDS)
                                                                       YEAR ENDED DECEMBER 31, 2003
                                     ----------------------------------------------------------------------------------------------
                                                 WHOLLY      NON-WHOLLY
                                                 OWNED         OWNED           NON-         NON-
                                                GUARANTOR     GUARANTOR     GUARANTOR     GUARANTOR
                                                RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                  CONSOLIDATED
                                     PARENT    SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                     ------    ------------  ------------  ------------  ------------  ------------   -------------

Revenue .....................     $ 44,264      $ 78,637      $ 13,662      $ 119,466      $ 60,946      $   (417)     $ 316,558

Operating expenses ..........       25,453        54,459         8,616         66,264        25,301          (417)       179,676
Overhead expenses ...........       10,912        10,206           894         14,349         1,682            --         38,043
Depreciation,  amortization
   and drydocking ...........        8,250        15,710         2,988         28,629         9,796            --         65,373
Write-down of assets held
   for sale .................           --         1,219            --             --            --            --          1,219
(Gain) loss on disposal of
   assets, net ..............           --        (1,136)           --           (327)           --            --         (1,463)
                                  --------      --------      --------      ---------      --------      --------      ---------
Income (loss) from operations         (351)       (1,821)        1,164         10,551        24,167            --         33,710
Other (expense) income, net .       (1,268)       (8,588)       (1,616)        (7,428)      (15,684)          147        (34,437)
                                  --------      --------      --------      ---------      --------      --------      ---------
Income (loss) before income
   taxes ....................       (1,619)      (10,409)         (452)         3,123         8,483           147           (727)
Provision for income taxes ..           --            --            --          4,238            --            --          4,238
                                  --------      --------      --------      ---------      --------      --------      ---------
Net income (loss) ...........     $ (1,619)     $(10,409)     $   (452)     $  (1,115)     $  8,483      $    147      $  (4,965)
                                  ========      ========      ========      =========      ========      ========      =========





                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                             (IN THOUSANDS)
                                                                       YEAR ENDED DECEMBER 31, 2002
                                     ----------------------------------------------------------------------------------------------
                                                 WHOLLY      NON-WHOLLY
                                                 OWNED         OWNED           NON-         NON-
                                                GUARANTOR     GUARANTOR     GUARANTOR     GUARANTOR
                                                RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                  CONSOLIDATED
                                     PARENT    SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                     ------    ------------  ------------  ------------  ------------  ------------   -------------

Revenue ......................     $ 43,604      $ 82,881      $ 12,352      $ 123,989      $ 61,284      $(113)     $ 323,997
Operating expenses ...........       26,398        54,329         7,783         67,546        26,615       (113)       182,558
Overhead expenses ............       12,257        10,333           885         13,534         1,648         --         38,657
Depreciation, amortization and
    drydocking ...............        7,952        17,453         2,313         29,127         9,531         --         66,376
(Gain) loss on disposal of
   assets, net ...............           --        (1,901)           --            537            --         --         (1,364)
                                   --------      --------      --------      ---------      --------      -----      ---------
Income (loss) from operations        (3,003)        2,667         1,371         13,245        23,490         --         37,770
Other expense, net ...........      (30,576)      (11,474)       (2,043)       (11,895)      (16,010)        --        (71,998)
                                   --------      --------      --------      ---------      --------      -----      ---------
Income (loss) before provision
  for income taxes ...........      (33,579)       (8,807)         (672)         1,350         7,480         --        (34,228)
Provision (benefit) for income
   taxes .....................       (1,520)           --            --          6,162            --         --          4,642
                                   --------      --------      --------      ---------      --------      -----      ---------
Net income (loss) ............     $(32,059)     $ (8,807)     $   (672)     $  (4,812)     $  7,480      $  --      $ (38,870)
                                   ========      ========      ========      =========      ========      =====      =========



                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                             (IN THOUSANDS)
                                                                       YEAR ENDED DECEMBER 31, 2001
                                     ----------------------------------------------------------------------------------------------
                                                 WHOLLY      NON-WHOLLY
                                                 OWNED         OWNED           NON-         NON-
                                                GUARANTOR     GUARANTOR     GUARANTOR     GUARANTOR
                                                RESTRICTED    RESTRICTED    RESTRICTED   UNRESTRICTED                  CONSOLIDATED
                                     PARENT    SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS      TOTAL
                                     ------    ------------  ------------  ------------  ------------  ------------   -------------

Revenue ......................     $ 33,190      $ 140,930      $ 9,826      $ 107,492      $ 59,922      $(4,630)     $ 346,730
Operating expenses ...........       29,117         76,416        4,674         58,182        35,293       (4,355)       199,327
Overhead expenses ............       12,486         11,521          919         11,526           825         (275)        37,002
Depreciation, amortization and
   drydocking ................        6,889         19,138        2,292         22,621         8,973           --         59,913
(Gain) loss on disposal of
   assets, net ...............           --           (249)          --            383            --           --            134
Write-down of assets for held-
   for-sale ..................           --          1,400           --             --            --           --          1,400
                                   --------      ---------      -------      ---------      --------      -------      ---------
Income (loss) from operations       (15,302)        32,704        1,941         14,780        14,831           --         48,954
Other expense, net ...........       (4,527)       (14,979)      (2,004)       (17,811)      (16,384)          --        (55,705)
                                   --------      ---------      -------      ---------      --------      -------      ---------
Income (loss) before provision
   for income taxes ..........      (19,829)        17,725          (63)        (3,031)       (1,553)          --         (6,751)
Provision for income
   taxes .....................           --             --           --          5,210            --           --          5,210
                                   --------      ---------      -------      ---------      --------      -------      ---------
Net income (loss) ............     $(19,829)     $  17,725      $   (63)     $  (8,241)     $ (1,553)     $    --      $ (11,961)
                                   ========      =========      =======      =========      ========      =======      =========






                                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                         (IN THOUSANDS)
                                                                  YEAR ENDED DECEMBER 31, 2003
                                                          ----------------------------------------------------
                                                                                 WHOLLY          NON-WHOLLY
                                                                                 OWNED              OWNED
                                                                               GUARANTOR          GUARANTOR
                                                                               RESTRICTED         RESTRICTED
                                                          PARENT              SUBSIDIARIES       SUBSIDIARIES
                                                         ---------           --------------    ----------------

OPERATING ACTIVITIES:
 Net cash provided by (used in) operating
    activities ..............................            $  (3,799)            $ 21,572             $ 1,028
INVESTING ACTIVITIES:
Expenditures for drydocking .................               (6,159)              (8,722)                 --
Proceeds from disposals of assets ...........                   --                4,380                  --
Purchases of vessels and equipment ..........               (1,388)              (1,314)                (11)
Investment in Joint Venture .................                   --                   --                  --
                                                         ---------             --------             -------
Net cash used in investing activities .......               (7,547)              (5,656)                (11)

 FINANCING ACTIVITIES:
 Payments of prior credit facility ..........             (148,179)                  --                  --
 Proceeds of 9.50% Senior Notes .............              150,000                   --                  --
 Proceeds from long-term debt ...............                   --                6,525                  --
 Payments of long-term debt .................               (5,436)              (1,972)                 --
 Payment of other deferred financing costs ..                   --                 (106)                 --
 Payments of Title XI bonds .................               (2,150)                (549)                 --
 Retirement of Title XI bonds ...............                   --              (11,181)                 --
 Payment of deferred financing costs
    under prior credit facility .............                  (88)                  --                  --
 Payments of deferred financing costs under
    9.50% Senior Notes and amended credit
    facility ................................               (5,458)                  --                  --
 Net proceeds from sale leaseback ...........               13,274                   --                  --
 Payments of obligations under capital leases                 (828)              (8,594)                 --
 Increase in restricted cash ................               (2,197)
 Proceeds from exercise of stock options ....                  307                   --                  --
 Proceeds from exercise of warrants .........                    2                   --                  --
                                                         ---------             --------             -------
 Net cash provided by (used in) financing
   activities ...............................                 (753)             (15,877)                 --
                                                         ---------             --------             -------
 Increase (decrease) in cash and cash
   equivalents ..............................              (12,099)                  39               1,017
 Cash and cash equivalents at beginning of
   period ...................................               12,316                  413                  13
                                                         ---------             --------             -------
 Cash and cash equivalents at end of
   period ...................................            $     217             $    452             $ 1,030
                                                         =========             ========             =======


                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                    (IN THOUSANDS)
                                                               YEAR ENDED DECEMBER 31, 2003
                                                 -----------------------------------------------------------
                                                     NON-             NON-
                                                  GUARANTOR       GUARANTOR
                                                  RESTRICTED     UNRESTRICTED                  CONSOLIDATED
                                                 SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 ------------    ------------  -------------   ------------

OPERATING ACTIVITIES:
Net cash provided by (used in) operating
   activities ...............................      $ 34,247       $ 16,814       $       --      $  69,862
INVESTING ACTIVITIES:
Expenditures for drydocking .................       (12,031)        (4,627)              --        (31,539)
Proceeds from disposals of assets ...........         5,045             --               --          9,425
Purchases of vessels and equipment ..........       (27,798)          (172)              --        (30,683)
Investment in Joint Venture .................          (400)            --               --           (400)
                                                   --------       --------       ----------      ---------
Net cash used in investing
   activities ...............................       (35,184)        (4,799)              --        (53,197)

FINANCING ACTIVITIES:
Payments of prior credit facility ...........            --             --               --       (148,179)
Proceeds of 9.50% Senior Notes ..............            --             --               --        150,000
Proceeds from long-term debt ................         2,097             --               --          8,622
Payments of long-term debt ..................            --             --               --         (7,408)
Payment of other deferred financing costs ...          (120)            --               --           (226)
Payments of Title XI bonds ..................            --         (4,679)              --         (7,378)
Retirement of Title XI bonds ................            --             --               --        (11,181)
Payment of deferred financing costs under
      prior credit facility .................            --             --               --            (88)
Payments of deferred financing costs under
    9.50% Senior Notes and amended credit
    facility ................................            --             --               --         (5,458)
Net proceeds from sale leaseback ............            --             --               --         13,274
Payments of obligations under capital leases             --             --               --         (9,422)
Increase in restricted cash .................          (142)            --               --         (2,339)
Proceeds from exercise of stock options .....            --             --               --            307
Proceeds from exercise of warrants ..........            --             --               --              2
                                                   --------       --------       ----------      ---------
Net cash provided by (used in) financing
     activities .............................         1,835         (4,679)              --        (19,474)
                                                   --------       --------       ----------      ---------
Increase (decrease) in cash and cash
    equivalents .............................           898          7,336               --         (2,809)
Cash and cash equivalents at beginning of
    period ..................................         4,802         19,644               --         37,188
                                                   --------       --------       ----------      ---------
Cash and cash equivalents at end of period ..      $  5,700       $ 26,980       $       --      $  34,379
                                                   ========       ========       ==========      =========





                                                         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                       (IN THOUSANDS)
                                                                YEAR ENDED DECEMBER 31, 2002
                                                       -----------------------------------------------------
                                                                            WHOLLY        NON-WHOLLY OWNED
                                                                       OWNED GUARANTOR       GUARANTOR
                                                                          RESTRICTED         RESTRICTED
                                                         PARENT           SUBSIDIARIES       SUBSIDIARIES
                                                        ---------      ----------------   -------------------

OPERATING ACTIVITIES:
Net cash provided by operating
   activities ..............................            $  27,448             $  3,070             $ 2,247

INVESTING ACTIVITIES:
Expenditures for drydocking ................               (3,637)              (5,214)             (1,999)
Proceeds from disposals of assets ..........                  252               10,049                  --
Purchases of vessels and equipment .........                 (315)              (2,837)               (249)
                                                        ---------             --------             -------
Net cash provided by (used in) investing
   activities ..............................               (3,700)               1,998              (2,248)

FINANCING ACTIVITIES:
Net repayment of revolving credit facility .               (9,000)                  --                  --
Proceeds of prior credit facility ..........              178,800                   --                  --
Payments of prior credit facility ..........                 (125)                  --
Payments of long-term debt .................             (164,524)              (1,293)                 --
Payment of prior Senior Notes ..............             (101,499)                  --                  --
Proceeds of Private Placement, net of
    issuance costs .........................               90,901                   --                  --
Payments of Title XI bonds .................               (2,150)                (646)                 --
Payments of obligations under capital
    Leases .................................                   --               (2,986)                 --
Payment of deferred financing costs for
   prior credit facility ...................               (4,128)                  --                  --
Proceeds from exercise of warrants .........                    1                   --                  --
Proceeds from exercise of stock options ....                   42                   --                  --
                                                        ---------             --------             -------
Net cash used in financing activities ......              (11,682)              (4,925)                 --
                                                        ---------             --------             -------
Increase (decrease) in cash and cash
   equivalents .............................               12,066                  143                  (1)
Cash and cash equivalents at beginning of
   period ..................................                  250                  270                  14
                                                        ---------             --------             -------
Cash and cash equivalents at end of
   period ..................................            $  12,316             $    413             $    13
                                                        =========             ========             =======






                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                           (IN THOUSANDS)
                                                                      YEAR ENDED DECEMBER 31, 2002
                                                -----------------------------------------------------------------------
                                                                       NON-
                                                NON-GUARANTOR      GUARANTOR
                                                  RESTRICTED       UNRESTRICTED                           CONSOLIDATED
                                                 SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS           TOTAL
                                                -------------     --------------       -------------     -------------

OPERATING ACTIVITIES:
Net cash provided by operating
    activities ...........................         $ 11,396          $ 16,892          $          --         $  61,053

INVESTING ACTIVITIES:
Expenditures for drydocking ..............          (12,504)              (87)                    --           (23,441)
Proceeds from disposals of assets ........            2,374                --                     --            12,675
Purchases of vessels and equipment .......             (352)               --                     --            (3,753)
                                                   --------          --------          -------------         ---------
Net cash provided by (used in) investing
   activities ............................          (10,482)              (87)                    --           (14,519)

FINANCING ACTIVITIES:
Net repayment of revolving credit facility               --                --                     --            (9,000)
Proceeds for prior credit facility .......               --                --                     --           178,800
Payments of prior credit facility ........               --                --                     --              (125)
Payments of long-term debt ...............               --                --                     --          (165,817)
Payment of prior Senior Notes ............               --                --                     --          (101,499)
Proceeds of Private Placement, net of
    issuance costs .......................               --                --                     --            90,901
Payments of Title XI bonds ...............               --            (4,370)                    --            (7,166)
Payments of obligations under capital
    leases ...............................               --                --                     --            (2,986)
Payment of deferred financing costs for
   prior credit facility .................               --                --                     --            (4,128)
Proceeds from exercise of warrants .......               --                --                     --                 1
Proceeds from exercise of stock options ..               --                --                     --                42
                                                   --------          --------          -------------         ---------
Net cash used in financing activities ....               --            (4,370)                    --           (20,977)
                                                   --------          --------          -------------         ---------
Increase (decrease) in cash and cash
   equivalents ...........................              914            12,435                     --            25,557
Cash and cash equivalents at beginning of
   period ................................            3,888             7,209                     --            11,631
                                                   --------          --------          -------------         ---------
Cash and cash equivalents at end of
   period ................................         $  4,802          $ 19,644          $          --         $  37,188
                                                   ========          ========          =============         =========



                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                       (IN THOUSANDS)
                                                                YEAR ENDED DECEMBER 31, 2001
                                                      ------------------------------------------------
                                                                         WHOLLY          NON-WHOLLY
                                                                        OWNED             OWNED
                                                                       GUARANTOR         GUARANTOR
                                                                       RESTRICTED        RESTRICTED
                                                      PARENT          SUBSIDIARIES      SUBSIDIARIES
                                                     --------        --------------    --------------


OPERATING ACTIVITIES:
Net cash provided by operating
   activities ..............................         $ 21,759          $ 19,822          $     --

INVESTING ACTIVITIES:
Expenditures for drydocking ................           (4,299)           (8,638)               --
Proceeds from disposals of assets ..........               --             1,738                --
Purchases of vessels and equipment .........             (278)           (4,942)               --
Redemption of restricted investments .......               --                --                --
Purchase of restricted investments .........               --                --                --
Purchase of minority interests .............            8,354                --                --
                                                     --------          --------          --------
Net cash provided by (used in) investing
   activities ..............................            3,777           (11,842)               --

FINANCING ACTIVITIES:
Net repayment of revolving credit facility .           (5,250)               --                --
Proceeds of long-term borrowings ...........          (18,189)           (1,315)               --
Repayment of Title XI bonds ................           (3,583)             (646)
Increase in restricted cash ................              331                --                --
Proceeds from exercise of warrants .........                3                --                --
Payments of obligations under capital
   leases ..................................               --            (3,558)               --
                                                     --------          --------          --------
Net cash used in financing activities ......          (26,688)           (5,519)               --
                                                     --------          --------          --------
Increase (decrease) in cash and cash
   equivalents .............................           (1,152)            2,461                --
Cash and cash equivalents at beginning of
   period ..................................            1,402            (2,191)               14
                                                     --------          --------          --------
Cash and cash equivalents at end of
   period ..................................         $    250          $    270          $     14
                                                     ========          ========          ========




                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                             (IN THOUSANDS)
                                                                      YEAR ENDED DECEMBER 31, 2001
                                                  ---------------------------------------------------------------
                                                                       NON-
                                                  NON-GUARANTOR    GUARANTOR
                                                    RESTRICTED     UNRESTRICTED                      CONSOLIDATED
                                                   SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS         TOTAL
                                                  --------------   ------------      ------------    -------------

OPERATING ACTIVITIES:
Net cash provided by operating
  activities ...............................         $ 12,356          $ 4,961          $ 7,942          $ 66,840

INVESTING ACTIVITIES:
Expenditures for drydocking ................          (15,171)          (1,341)              --           (29,449)

Proceeds from disposals of assets ..........            4,837               --               --             6,575
Purchases of vessels and equipment .........           (3,198)            (864)              --            (9,282)
Redemption of restricted investments .......               --            2,542               --             2,542
Purchase of restricted investments .........               --           (1,677)              --            (1,677)
Purchase of minority interests .............               --             (936)          (7,942)             (524)
                                                     --------          -------          -------          --------
Net cash provided by (used in) investing
  activities ...............................          (13,532)          (2,276)          (7,942)          (31,815)

FINANCING ACTIVITIES:
Net repayment of revolving credit facility .               --               --               --            (5,250)
Proceeds of long-term borrowings ...........               --               --               --           (19,504)
Repayment of Title XI bonds ................               --           (4,083)              --            (8,312)
Increase in restricted cash ................           (1,337)              --               --            (1,006)
Proceeds from exercise of warrants .........               --               --               --                 3
Payments of obligations under capital
  leases ...................................               --               --               --            (3,558)
                                                     --------          -------          -------          --------
Net cash used in financing activities ......           (1,337)          (4,083)              --           (37,627)
                                                     --------          -------          -------          --------
Increase (decrease) in cash and cash
  equivalents ..............................           (2,513)          (1,398)              --            (2,602)
Cash and cash equivalents at beginning of
  period ...................................            6,401            8,607               --            14,233
                                                     --------          -------          -------          --------
Cash and cash equivalents at end of
  period ...................................         $  3,888          $ 7,209          $    --          $ 11,631
                                                     ========          =======          =======          ========