Form 10-Q
period 2004-03-31
SEABULK INTERNATIONAL INC
filed 2004-05-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number: 0-28732

SEABULK INTERNATIONAL, INC.

State of Incorporation: Delaware	I.R.S. Employer I.D.: 65-0966399

Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☑  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑  NO ☐

There were 23,407,529 shares of Common Stock, par value $0.01 per share, outstanding at May 3, 2004.

SEABULK INTERNATIONAL, INC.

FORM 10-Q

As used in this Report, the term “Parent” means Seabulk International, Inc., and the term “Company” means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$42,431	$34,379
Restricted cash	3,676	3,676
Trade accounts receivable, net of allowance for doubtful accounts of $5,965 and $4,321 in 2004 and 2003, respectively	48,780	49,599
Other receivables	8,546	10,730
Marine operating supplies	8,465	8,155
Prepaid expenses and other	3,986	3,045

Total current assets	115,884	109,584
Vessels and equipment, net	587,584	527,026
Deferred costs, net	47,396	48,486
Other	18,418	9,344

Total assets	$769,282	$694,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,190	$18,805
Current maturities of long-term debt	16,446	11,037
Current obligations under capital leases	3,562	3,521
Accrued interest	5,972	5,812
Accrued liabilities and other	39,547	37,363

Total current liabilities	78,717	76,538
Long-term debt	321,071	258,217
Senior notes	156,362	151,472
Obligations under capital leases	31,340	32,246
Other liabilities	3,171	3,136

Total liabilities	590,661	521,609
Commitments and contingencies
Minority interest	398	476
Stockholders’ equity:
Preferred stock, no par value-authorized 5,000; issued and outstanding, none	—	—
Common stock–$.01 par value, authorized 40,000 shares; 23,408 and 23,347 shares issued and outstanding in 2004 and 2003, respectively	234	233
Additional paid-in capital	259,614	259,134
Unearned compensation	(962)	(699)
Accumulated deficit	(80,663)	(86,313)

Total stockholders’ equity	178,223	172,355

Total liabilities and stockholders’ equity	$769,282	$694,440

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Revenue	$82,534	$77,229
Operating expenses:
Crew payroll and benefits	22,581	21,380
Charter hire	3,587	1,726
Repairs and maintenance	6,198	5,733
Insurance	2,620	2,204
Fuel and consumables	7,015	6,139
Port charges and other	4,906	4,190

Total operating expenses	46,907	41,372
Overhead expenses:
Salaries and benefits	5,890	5,867
Office	1,168	1,219
Professional fees	651	910
Other	1,716	1,334

Total overhead expenses	9,425	9,330
Depreciation, amortization and drydocking	15,790	16,494
(Gain) loss on disposal of assets, net	12	(797)

Income from operations	10,400	10,830
Other income (expense):
Interest expense	(8,069)	(8,063)
Interest income	66	86
Minority interest in (gains) losses of subsidiaries	78	(28)
Other, net	4,524	23

Total other expense, net	(3,401)	(7,982)

Income before provision for income taxes	6,999	2,848
Provision for income taxes	1,349	1,262

Net income	$5,650	$1,586

Net income per common share:
Net income per common share - basic	$0.24	$0.07

Net income per common share - diluted	$0.24	$0.07

Weighted average common shares outstanding - basic	23,249	23,102

Weighted average common shares outstanding - diluted	23,795	23,435

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$5,650	$1,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of vessels and equipment	9,900	10,795
Amortization of drydocking costs	5,890	5,699
Amortization of discount on long-term debt and financing costs	412	373
Provision for (recovery of) bad debts	1,643	(255)
(Gain) loss on disposal of assets	12	(797)
Minority interest in gains (losses) of subsidiaries	(78)	28
Other non-cash items	51	39
Changes in operating assets and liabilities:
Trade accounts and other receivables	1,360	4,872
Other current and long-term assets	(5,465)	3,338
Accounts payable and other liabilities	(3,264)	1,999

Net cash provided by operating activities	16,111	27,677

Investing activities:
Expenditures for drydocking	(4,628)	(2,964)
Proceeds from disposals of assets	601	2,343
Purchases of vessels and equipment	(71,040)	(17,871)

Net cash used in investing activities	(75,067)	(18,492)

Financing activities:
Proceeds from amended credit facility	20,000	—
Payments of prior credit facility	—	(5,000)
Payments of long-term debt	(843)	(867)
Proceeds from long-term debt	49,600	—
Payments of Title XI bonds	(450)	(450)
Issue costs related to senior notes and amended credit facility	(95)	—
Payments of other deferred financing costs	(506)	(88)
Payments of obligations under capital leases	(865)	(724)
Proceeds from exercise of stock options	167	—

Net cash provided by (used in) financing activities	67,008	(7,129)

Change in cash and cash equivalents	8,052	2,056
Cash and cash equivalents at beginning of period	34,379	37,188

Cash and cash equivalents at end of period	$42,431	$39,244

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap	$4,891	$––

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2004 (Unaudited)

1. Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Except net income, the Company has no material components of comprehensive income.

     Certain financial statement reclassifications have been made to conform prior period data to the 2004 financial statement presentation.

2. Vessel Purchases and Operations

     In January 2004, the Company began to operate the Seabulk Energy, one of its U.S.-flag double-hull tankers, under a consecutive voyage charter in U.S. foreign commerce. The vessel is expected to be deployed on forty-two day voyages, approximately 8.5 voyages per year. The charter is to run beginning January 2004 for a term of four years, in partial substitution of a previous bareboat charter that was terminated in December 2003 with a major oil company, which has an ongoing financial obligation related to the original bareboat charter.

     In January 2004, the Company entered into a contract with Labroy Marine Ltd. of Singapore for the construction of a terminal support tug for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company has also entered into a forward exchange contract intended to hedge its foreign currency commitment. Under the contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the purchase agreement. The purchase price will be financed by a combination of bank borrowings and available cash. The tug will be employed on a long-term contract in Angola.

     In February 2004, the Company sold the Seabulk Grebe, an offshore energy support vessel operating in West Africa. Proceeds from the sale of the vessel were $600,000. The loss on the sale of the vessel was approximately $13,000.

     In March 2004, the Company completed the purchase of two four-year-old, foreign-flag, double-hull product tankers from principals of World-Wide Shipping of Singapore for a total purchase price of approximately $62 million. The purchase price was funded by a combination of bank borrowings and available cash. The tankers are modern double-hull vessels suitable for worldwide trading. The Company took delivery of the two vessels in March 2004. Both vessels have been placed in an international tanker pool.

     In March 2004, the Company received $400,000 from the settlement of litigation over a previous joint venture and $4.5 million in proceeds from the settlement of litigation against two of its suppliers. The settlement against its suppliers represents reimbursement from certain direct expenses and economic losses that adversely affected operating results. The Company recorded the proceeds as other income in the statement of operations.

3. Income Taxes

      For the three months ended March 31, 2004, a tax provision was computed using an estimated annual effective tax rate of 35%. A corresponding reduction in the valuation allowance was recorded. For the three months ended March 31, 2004 and 2003, a gross deferred tax benefit was computed using an estimated annual effective tax rate of 35%. Management has recorded a valuation allowance at March 31, 2004 and 2003 to reduce the net deferred tax assets to an amount that is likely to be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three-month periods ended March 31, 2004 and 2003 represents expected tax obligations on foreign-source revenue.

4. Net Income per Common Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands, except
	per share data)
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$5,650	$1,586

Denominator for basic net income per share-weighted average shares	23,249	23,102
Effects of dilutive securities:
Stock options	337	123
Warrants	159	210
Restricted shares	50	—

Dilutive potential common shares	546	333

Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	23,795	23,435

Net income per share – basic	$0.24	$0.07

Net income per share – diluted	$0.24	$0.07

     The weighted average diluted common shares outstanding for the three months ended March 31, 2004 and 2003 excludes 74,000 and 746,000 options, respectively. Additionally, 250,000 warrants are excluded from the weighted average diluted common shares outstanding for the three months ended March 31, 2003. These common stock equivalents are excluded because they are antidilutive.

5. Segment and Geographic Data

     The Company organizes its business principally into three segments. The Company does not have significant intersegment transactions. These segments and their respective operations are as follows:

Offshore Energy Support (Seabulk Offshore) – Offshore energy support includes vessels operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas production platforms.

Marine Transportation Services (Seabulk Tankers) – Marine transportation services includes oceangoing vessels used to transport chemicals, crude and petroleum products primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific coast and Hawaiian ports.

Towing (Seabulk Towing) – Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualty or other emergencies.

     The Company evaluates performance by operating segment. Within the offshore energy support segment, the Company conducts additional performance evaluations of vessels marketed in U.S. and foreign locations. Resources are allocated based on segment profit or loss from operations, before interest and taxes.

     Revenue by segment and geographic area consists only of services provided to external customers as reported in the Statements of Operations. Income from operations by geographic area represents net revenue less applicable costs and expenses related to that revenue. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature.

     The following schedule presents segment and geographic information about the Company’s operations (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenue
Offshore energy support	$39,583	$37,838
Marine transportation services	33,462	30,177
Towing	9,578	9,289
Eliminations (1)	(89)	(75)

Total	$82,534	$77,229

Operating expenses
Offshore energy support	$25,205	$23,202
Marine transportation services	16,853	13,657
Towing	4,938	4,588
Eliminations (1)	(89)	(75)

Total	$46,907	$41,372

Depreciation, amortization and drydocking
Offshore energy support	$9,545	$10,689
Marine transportation services	5,294	4,554
Towing	885	826
General corporate	66	425

Total	$15,790	$16,494

Income (loss) from operations
Offshore energy support	$(902)	$35
Marine transportation services	10,445	11,083
Towing	2,494	2,653
General corporate	(1,637)	(2,941)

Total	$10,400	$10,830

Net income (loss)
Offshore energy support	$(5,113)	$(4,104)
Marine transportation services	6,167	6,671
Towing	1,727	1,965
General corporate	2,869	(2,946)

Total	$5,650	$1,586

Geographic revenue
Domestic	$50,682	$48,227
Foreign
West Africa	22,246	19,964
Middle East	5,838	5,477
Southeast Asia	3,768	3,561

Consolidated geographic revenue	$82,534	$77,229

(1) Eliminations of intersegment towing revenue and intersegment marine transportation operating expenses.

6. Commitments and Contingencies

     Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. The Company has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company’s vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company’s vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

     The Company was sued by Maritime Transport Development Corporation (“MTDC”) in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on two of its vessels, the Seabulk Magnachem and Seabulk Challenger, under an alleged broker commission agreement. The claim allegedly continues to accrue. The amount alleged to be due is over $600,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges, but the Company cannot predict the ultimate outcome.

     Under the Company’s mutual protection and indemnity (“P&I”) marine insurance policies, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by one of its marine insurance clubs (Steamship). The maximum potential amount of additional premiums that can be assessed by Steamship is substantial. However, additional premiums can only be assessed for open policy years. Steamship closes a policy year three years after the policy year has ended. Policy years 2001, 2002 and 2003 are still open, but there have been no additional premiums assessed for these policy years. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

     As of February 20, 2004, the Company switched its P&I club from Steamship to the West of England Association (“West of England”). In order to cover potential future additional insurance calls made by Steamship Mutual for 2001, 2002, and 2003, the Company is required to post a letter of credit in the amount of approximately $1.9 million to support such potential additional calls as a condition to its departure from Steamship Mutual. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

     From time to time, the Company is party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and self-insured retentions.

7. Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS 123. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company’s common stock at the date of grant recognized over the vesting period.

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company’s stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS 123, the Company’s net income would have changed to the pro forma amounts presented below:

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$5,650	$1,586
Stock-based compensation expense determined under the fair value method	(376)	(216)

Pro forma net income	$5,274	$1,370

Net income per common share:
Basic-as reported	$0.24	$0.07

Basic-pro forma	$0.23	$0.06

Diluted-as reported	$0.24	$0.07

Diluted-pro forma	$0.22	$0.06

8. Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied to the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

     In June 2001, the Accounting Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear AcSEC’s proposed SOP. It has indicated that the accounting matters covered by the SOP will be addressed during the 2005-2006 time frame.

9. Supplemental Condensed Consolidated Financial Information

     The restricted subsidiaries represent the Company’s subsidiaries that are subject to the terms and conditions outlined in the indenture governing the Senior Notes due 2013. Only domestic restricted subsidiaries guarantee the notes, jointly and severally, on a senior unsecured basis. The non-guarantor unrestricted subsidiaries represent the subsidiaries that own the five double-hull tankers, which are financed by the Title XI debt with recourse to these tankers and the subsidiaries that own them. These subsidiaries are designated as unrestricted subsidiaries under the indenture governing the Senior Notes and will not guarantee the notes.

     Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries for the Senior Notes is presented below.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of March 31, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2,135	$294	$759	$8,646	$30,597	$—	$42,431
Restricted cash	2,198	—	—	1,478	—	—	3,676
Trade accounts receivable, net	63	11,595	974	35,636	512	—	48,780
Other receivables	1,523	2,217	12	3,384	1,410	—	8,546
Marine operating supplies	42	1,954	518	3,393	2,558	—	8,465
Due from affiliates	––	63,522	––	113,939	—	(177,461)	––
Prepaid expenses and other	749	581	26	1,928	702	—	3,986

Total current assets	6,710	80,163	2,289	168,404	35,779	(177,461)	115,884

Vessels and equipment, net	34,059	197,723	29,276	111,206	215,320	—	587,584
Deferred costs, net	12,843	8,962	818	15,231	9,542	—	47,396
Investments in affiliates	501,354	2,053	—	—	—	(503,407)	—
Due from affiliates	26,078	—	—	—	—	(26,078)	—
Other	6,601	2,192	—	1,094	8,531	—	18,418

Total assets	$587,645	$291,093	$32,383	$295,935	$269,172	$(706,946)	$769,282

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$437	$2,385	$—	$10,241	$127	$—	$13,190
Current maturities of long-term debt	4,250	7,057	—	137	5,002	—	16,446
Current obligations under capital leases	1,053	2,509	—	—	—	—	3,562
Accrued interest	1,434	195		5	4,338	—	5,972
Due to affiliates	169,170	—	3,183	—	—	(172,353)	—
Accrued liabilities and other	9,157	3,324	623	24,223	2,220	—	39,547

Total current liabilities	185,501	15,470	3,806	34,606	11,687	(172,353)	78,717

Long-term debt	54,600	58,574	—	1,878	206,019	—	321,071
Senior notes	156,362	—	—	—	—	—	156,362
Obligations under capital leases	11,301	20,039	—	—	—	—	31,340
Due to affiliates	—	—	26,078	—	1,584	(27,662)	—
Other liabilities	1,607	265	—	1,253	46	—	3,171

Total liabilities	409,371	94,348	29,884	37,737	219,336	(200,015)	590,661

Commitments and contingencies

Minority interest	—	—	—	—	—	398	398
Total stockholders’ equity	178,274	196,745	2,499	258,198	49,836	(507,329)	178,223

Total liabilities and stockholders’ equity	$587,645	$291,093	$32,383	$295,935	$269,172	$(706,946)	$769,282

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$217	$452	$1,030	$5,700	$26,980	$—	$34,379
Restricted cash	2,198	—	—	1,478	—	—	3,676
Trade accounts receivable, net	(296)	13,686	822	34,161	1,226	—	49,599
Insurance claims receivable & other	3,739	3,338	16	2,799	838	—	10,730
Marine operating supplies	121	1,575	482	3,504	2,473	—	8,155
Due from affiliates	—	73,837	––	120,556	3,377	(197,770)	––
Prepaid expenses and other	960	365	19	1,505	196	—	3,045

Total current assets	6,939	93,253	2,369	169,703	35,090	(197,770)	109,584

Vessels and equipment, net	34,998	138,211	29,893	106,401	217,523	—	527,026
Deferred costs, net	13,869	9,347	1,022	14,202	10,046	—	48,486
Investments in affiliates	506,250	2,214	—	—	—	(508,464)	—
Due from affiliates	30,069	—	—	—	—	(30,069)	—
Other	1,709	2,234	—	1,562	3,839	—	9,344

Total assets	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,256	$2,658	$—	$9,504	$1,387	$—	$18,805
Current maturities of long-term debt	4,250	1,650	—	139	4,998	—	11,037
Current obligations under capital Leases	1,039	2,482	—	—	—	—	3,521
Accrued interest	5,079	100		—	633		5,812
Due to affiliates	194,184	—	63	—	—	(194,247)	—
Accrued liabilities and other	11,395	3,010	415	20,293	2,250	—	37,363

Total current liabilities	221,203	9,900	478	29,936	9,268	(194,247)	76,538

Long-term debt	35,575	14,665	—	1,958	206,019	—	258,217
Senior notes	151,472	—	—	—	—	—	151,472
Obligations under capital leases	11,569	20,677	—	—	—	—	32,246
Due to affiliates	—	—	30,069	—	—	(30,069)	—
Other liabilities	1,660	273	—	1,157	46	—	3,136

Total liabilities	421,479	45,515	30,547	33,051	215,333	(224,316)	521,609

Commitments and contingencies

Minority interest	—	—	—	—	—	476	476
Total stockholders’ equity	172,355	199,744	2,737	258,817	51,165	(512,463)	172,355

Total liabilities and stockholders’ equity	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended March 31, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$11,913	$17,345	$3,319	$32,118	$17,928	$(89)	$82,534
Operating expenses	6,057	11,851	2,190	18,484	8,414	(89)	46,907
Overhead expenses	1,852	2,564	210	4,455	344	—	9,425
Depreciation, amortization and drydocking	1,717	3,871	821	6,684	2,697	—	15,790
Gain (loss) on disposal of assets, net	—	(1)	—	13	—	—	12

Income (loss) from operations	2,287	(940)	98	2,482	6,473	—	10,400
Other (expense) income	4,428	(1,900)	(337)	(1,752)	(3,918)	78	(3,401)

Income (loss) before income taxes	6,715	(2,840)	(239)	730	2,555	78	6,999
Provision for income taxes	—	—	—	1,349	—	—	1,349

Net income (loss)	$6,715	$(2,840)	$(239)	$(619)	$2,555	$78	$5,650

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended March 31, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$11,885	$18,177	$3,437	$29,002	$14,803	$(75)	$77,229
Operating expenses	6,055	11,761	1,944	16,026	5,661	(75)	41,372
Overhead expenses	2,844	2,534	220	3,372	360	—	9,330
Depreciation, amortization and drydocking	1,938	4,141	643	7,391	2,381	—	16,494
Gain on disposal of assets, net	—	(797)	—	—	—	—	(797)

Income from operations	1,048	538	630	2,213	6,401	—	10,830
Other (expense) income	91	(2,084)	(544)	(1,509)	(3,936)	—	(7,982)

Income (loss) before income taxes	1,139	(1,546)	86	704	2,465	—	2,848
Provision for income taxes	—	—	—	1,262	—	—	1,262

Net income (loss)	$1,139	$(1,546)	$86	$(558)	$2,465	$—	$1,586

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2004
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash provided by (used in) operating activities	$(16,851)	$14,402	$(271)

Investing activities:
Expenditures for drydocking	(53)	(700)	—
Proceeds from sales of vessels and equipment	—	1	—
Purchases of vessels and equipment	(21)	(62,026)	—

Net cash used in investing activities	(74)	(62,725)	—

Financing activities:
Proceeds from Fortis debt	20,000	—	—
Payments of long-term debt	(525)	(318)	—
Proceeds from long-term debt	—	49,600	—
Payments of Title XI bonds	(450)	—	—
Issue costs related to senior notes and amended credit facility	(95)	—	—
Payment of other deferred financing costs	—	(506)	—
Payments of obligations under capital leases	(254)	(611)	—
Proceeds from exercise of stock options	167	—	—

Net cash provided by financing activities	18,843	48,165	—

Increase (decrease) in cash and cash equivalents	1,918	(158)	(271)
Cash and cash equivalents at beginning of period	217	452	1,030

Cash and cash equivalents at end of period	$2,135	$294	$759

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2004
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$15,092	$3,739	$—	$16,111

Investing activities:
Expenditures for drydocking	(3,771)	(104)	—	(4,628)
Proceeds from sales of vessels and equipment	600	—	—	601
Purchases of vessels and equipment	(8,975)	(18)	—	(71,040)

Net cash used in investing activities	(12,146)	(122)	—	(75,067)

Financing activities:
Proceeds from Fortis debt	—	—	—	20,000
Payments of long-term debt	—	—	—	(843)
Proceeds from long-term debt	—	—	—	49,600
Payments of Title XI bonds	—	—	—	(450)
Issue costs related to senior notes and amended credit facility	—	—	—	(95)
Payment of other deferred financing costs	—	—	—	(506)
Payments of obligations under capital leases	––	––	––	(865)
Proceeds from exercise of stock options	—	—	—	167

Net cash provided by financing activities	—	—	—	67,008

Increase (decrease) in cash and cash equivalents	2,946	3,617	—	8,052
Cash and cash equivalents at beginning of period	5,700	26,980	—	34,379

Cash and cash equivalents at end of period	$8,646	$30,597	$—	$42,431

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2003
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash provided by (used in) operating activities	$(3,966)	$3,558	$865

Investing activities:
Expenditures for drydocking	—	(1,686)	—
Proceeds from sales of vessels and equipment	—	1,984	—
Purchases of vessels and equipment	(15)	(9)	—

Net cash provided by (used in) investing activities	(15)	289	—

Financing activities:
Payments of prior credit facility	(5,000)	—	—
Payments of long-term debt	(526)	(341)	—
Payments of Title XI bonds	(450)	—	—
Payment of other deferred financing costs	(88)	—	—
Payments of obligations under capital leases	—	(724)	—

Net cash used in financing activities	(6,064)	(1,065)	—

Increase (decrease) in cash and cash equivalents	(10,045)	2,782	865
Cash and cash equivalents at beginning of period	12,316	413	13

Cash and cash equivalents at end of period	$2,271	$3,195	$878

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2003
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$17,542	$9,678	$—	$27,677

Investing activities:
Expenditures for drydocking	(1,278)	—	—	(2,964)
Proceeds from sales of vessels and equipment	359	—	—	2,343
Purchases of vessels and equipment	(17,847)	—	—	(17,871)

Net cash provided by (used in) investing activities	(18,766)	—	—	(18,492)

Financing activities:
Payments of prior credit facility	—	—	—	(5,000)
Payments of long-term debt	—	—	—	(867)
Payments of Title XI bonds	—	—	—	(450)
Payment of other deferred financing costs	—	—	—	(88)
Payments of obligations under capital leases	––	––	––	(724)

Net cash used in financing activities	—	—	—	(7,129)

Increase (decrease) in cash and cash equivalents	(1,224)	9,678	—	2,056
Cash and cash equivalents at beginning of period	4,802	19,644	—	37,188

Cash and cash equivalents at end of period	$3,578	$29,322	$—	$39,244

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the 2003 Form 10-K.

     The MD&A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see “Projections and Other Forward-Looking Information” in Item 1 of the 2003 Form 10-K.

Critical Accounting Policies and Estimates

     For general information concerning critical accounting policies as well as estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates” in the 2003 Form 10-K.

     In June 2001, the Accounting Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear AcSEC’s proposed SOP. It has indicated that the accounting matters covered by the SOP will be addressed during the 2005-2006 time frame.

Overview of Revenue

     The Company derives its revenue from three main lines of business – offshore energy support, marine transportation, and marine towing. Seabulk Offshore, the Company’s domestic and international offshore energy support business, accounted for approximately 48% and 49% of Company revenue for the three months ended March 31, 2004 and 2003, respectively. Seabulk Tankers, our marine transportation company, consists of the Company’s U.S.-flag tanker business, in which it operates ten U.S.-flag tankers, and two foreign-flag tankers. Nine of the U.S.-flag tankers are engaged in coastwise trade carrying petroleum and chemicals, and one is employed in U.S. foreign commerce. The two foreign-flag vessels, since the end of March 2004, have been employed in the world-wide foreign product shipping trade. Seabulk Tankers accounted for approximately 40% and 39% of Company revenue for the three months ended March 31, 2004 and 2003, respectively. Seabulk Towing, the Company’s domestic harbor and offshore towing business, accounted for approximately 12% of Company revenue for the three months ended March 31, 2004 and 2003.

Seabulk Offshore

     Revenue from the Company’s offshore energy support operations is primarily a function of the size of the Company’s fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities. In certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three-to-five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

     As the Company’s offshore energy support fleet gets older, the Company’s strategy is to look for opportunities to improve its age profile by acquiring higher-value, larger and newer vessels and selling a number of older and smaller vessels, mainly crewboats.

     Periods for collection of receivables in certain foreign areas of operation in the offshore business tend to be longer than is usual for the United States. The Company regularly monitors all such receivables accounts and believes that it has accrued adequate reserves where necessary.

     The Company has a newbuild program for selective offshore fleet replacement and enhancement and currently has commitments from several lenders. In 2003, the Company added three vessels to its West African fleet: the Seabulk Africa, Seabulk South Atlantic and Seabulk Asia; two vessels to its Southeast Asia fleet: the Seabulk Badamyar and Seabulk Nilar; and an inaugural vessel to its Brazilian fleet, the Seabulk Ipanema. The Company has also executed contracts for two offshore newbuilds for deployment in Brazil and one to cover a long-term contract in Angola.

     In February 2004, the Company sold the Seabulk Grebe, an offshore energy support vessel operating in West Africa. Proceeds from the sale of the vessel were $600,000. The loss on the sale of the vessel was approximately $13,000.

     The following tables set forth, by primary area of operation, average day rates achieved by the offshore energy support fleet owned or operated by the Company and average utilization for the periods indicated. Average day rates are calculated by dividing total revenue by the number of days worked. Utilization percentages are based upon the number of working days over a 365/366-day year and the number of vessels in the fleet on the last day of the quarter.

	Q1 2004
	AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other
Domestic(1)
Vessels (2)	21	—	22	2
Bareboat-out	—	—	—	—
Laid-Up	—	—	—	1
Effective Utilization (3)	43%	—	63%	—
Day Rate	$5,001	—	$2,410	—

West Africa
Vessels (2)	33	4	3	—
Laid-Up	—	—	—	—
Effective Utilization (3)	82%	86%	98%	—
Day Rate	$7,281	$6,193	$3,413	—

Middle East
Vessels (2)	6	5	7	5
Laid-Up	—	—	—	—
Effective Utilization (3)	89%	80%	79%	43%
Day Rate	$3,750	$4,565	$1,740	$3,966

Southeast Asia
Vessels (2)	8	—	—	1
Laid-Up	—	—	—	—
Effective Utilization (3)	66%	—	—	—
Day Rate	$5,422	—	—	—

(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.
(2) Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) Effective utilization excludes laid-up vessels.

	Q1 2003				Q2 2003
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	25	2	21	—	25	2
Bareboat-out	—	—	—	—	—	—	—	—
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	56%	—	61%	—	67%	—	69%	—
Day Rate	$5,192	—	$2,330	—	$4,989	—	$2,422	—

West Africa
Vessels(2)	32	4	6	1	32	4	1	—
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	80%	72%	97%	—	83%	76%	—	—
Day Rate	$7,223	$6,131	$3,028	—	$7,199	$6,198	—	—

Middle East
Vessels(2)	6	6	7	6	6	6	7	6
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	90%	56%	86%	52%	89%	48%	95%	50%
Day Rate	$3,283	$4,457	$1,682	$5,213	$3,393	$5,364	$1,677	$4,246

Southeast Asia
Vessels(2)	9	1	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	59%	—	—	—	80%	—	—	—
Day Rate	$5,936	—	—	—	5,321	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Q3 2003				Q4 2003
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	24	2	21	—	24	2
Bareboat-out	—	—	—	—	—	—	—	—
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	73%	—	77%	—	61%	—	73%	—
Day Rate	$4,970	—	$2,557	—	$5,101	—	$2,463	—

West Africa
Vessels(2)	33	4	1	—	34	4	1	—
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	78%	86%	—	—	73%	82%	—	—
Day Rate	$7,321	$6,265	—	—	$7,591	$6,053	—	—

Middle East
Vessels(2)	6	6	7	6	6	5	7	5
Laid-Up	—	—	—	1	—	—	—	—
Effective Utilization(3)	91%	63%	92%	71%	75%	94%	92%	58%
Day Rate	$3,476	$5,266	$1,742	$5,341	$3,711	$4,855	$1,760	$4,975

Southeast Asia
Vessels(2)	8	—	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	78%	—	—	—	65%	—	—	—
Day Rate	$5,310	—	—	—	$5,558	—	—	—

(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.
(2) Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3) Effective utilization excludes laid-up vessels.

     Domestic revenue for the three months ended March 31, 2004 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite high natural gas and petroleum prices, exploration and production companies in the U.S. Gulf of Mexico were unwilling to invest in new projects, and the contracted rig count fell to seasonal lows. Many of the oil company majors have reduced their expectations for energy prospects in the mature Gulf of Mexico market and are seeking more promising opportunities elsewhere. In the meantime, the Company is exploring charter opportunities in Mexico, which remains an active market, and expects to employ at least two vessels in Mexico in the second quarter of 2004.

     International offshore revenues for the three months ended March 31, 2004 increased by approximately 10% over the same period in 2003. International vessel demand is primarily driven by crude oil exploration and production. During the first quarter of 2004, crude oil prices and demand remained high. In West Africa, utilization increased and day rates held steady as this is an oil-driven deepwater market with long time horizons and increasing exploration and production budgets primarily from oil company majors. Based on oil company projections and independent analyses, the Company expects international exploration and production spending to continue to increase in West Africa, which should maintain a firm level of demand in that area for some time to come. Revenue increased slightly for the Company’s Middle East operations versus the prior year as a result of higher day rates. Revenue increased for the Company’s Southeast Asia operations versus the prior year due to higher utilization.

Seabulk Tankers

     Revenue from the Company’s marine transportation services business is derived from the operations of nine U.S.-flag tankers carrying crude oil, petroleum products and chemical products in the domestic Jones Act trade, one in U.S. foreign commerce and, as of the first quarter of 2004, two foreign-flag tankers in foreign trade.

     The Company’s U.S.-flag tanker fleet operates on either long-term time charters, consecutive voyage charters or contracts of affreightment. The Company currently has six tankers operating under time charters, one under a consecutive voyage charter, and three under contracts of affreightment. The two foreign-flag tankers have been placed in an international tanker pool.

     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product carriers:

	Three Months Ended March 31,
	2004	2003
Number of vessels owned at end of period	12	10
Revenue (in thousands)	$33,462	$30,177

     Tanker revenue increased by 11% in the first quarter of 2004 as a result of higher utilization and an increase in operating days. In addition, revenue increased for one tanker after the Company converted the bareboat charter to a consecutive voyage charter in January 2004.

     U.S.-Flag Tankers. Demand for the Company’s ten Jones Act product carriers is dependent on several factors, including production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, and competition from foreign imports. The Company owned nine U.S.-flag tankers and operated a tenth under a bareboat charter at March 31, 2004. Five of the petroleum product tankers are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Although the Company’s Jones Act fleet has benefited from a tightening domestic tanker market, increased competition from imported products has had a moderating effect on Jones Act tanker rates. One of the Company’s single-hull vessels is scheduled for retirement in 2007, one in 2008, two in 2012, and one in 2015. None of the five double-hull tankers has a regulatory age restriction.

     Foreign-Flag Tankers. The international product tanker market is highly cyclical and dependent upon the worldwide demand for refined products. Surging demand from China and an increase in U.S. imports have favorably impacted international tanker rates, which are currently high by historical standards. The Company’s two double-hull foreign-flag carriers are benefiting from the current high rates.

Seabulk Towing

     Revenue derived from the Company’s tug operations is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services, and competition. Vessel traffic is largely a function of the general trade activity in the region served by the port.

     The following table summarizes certain operating information for the Company’s tugs:

	Three Months Ended March 31,
	2004	2003
Number of tugs at end of period	26	30
Revenue (in thousands)	$9,578	$9,289

     Towing revenue increased by 3% due to increased vessel traffic in certain of the Company’s ports, higher rates and improved utilization.

Overview of Operating Expenses and Capital Expenditures

     The Company’s operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. For general information concerning these categories of operating expenses as well as capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Overview of Operating Expenses and Capital Expenditures” in Item 7 of the 2003 Form 10-K.

Results of Operations

     The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

	Three Months Ended March 31,
	2004		2003
		(in millions)
Revenue	$82.5	100%	$77.2	100%
Operating expenses	46.9	57%	41.4	54%
Overhead expenses	9.4	11%	9.3	12%
Depreciation, amortization, drydocking and other	15.8	19%	16.5	21%
(Gain) loss on disposal of assets, net	—	0%	(0.8)	(1)%

Income from operations	$10.4	13%	$10.8	13%

Interest expense, net	$8.0	10%	$8.0	10%

Other income (expense), net	$4.6	6%	$—	0%

Income before provision for income taxes	$7.0	8%	$2.8	4%

Net income	$5.7	7%	$1.6	2%

Three months ended March 31, 2004 compared with the three months ended March 31, 2003

     Revenue. Revenue during the first quarter of 2004 increased 6.9% from $77.2 million to $82.5 million versus the comparable period in 2003. The increase primarily reflects higher revenue from the Company’s marine transportation services segment and, to a lesser extent, higher offshore and towing revenue.

     Offshore revenue during the first quarter of 2004 increased 4.6% from $37.8 million to $39.6 million versus the comparable period in 2003. The increase primarily reflects revenue growth in West Africa due to higher fleet utilization.

     Marine transportation revenue during the first quarter of 2004 increased 10.9% from $30.2 million to $33.5 million versus the comparable period in 2003. The increase primarily reflects higher utilization and an increase in operating days. In addition, revenue increased for one tanker after the Company converted the bareboat charter to a consecutive voyage charter in January 2004. Revenue impact from the two new foreign-flag tankers was minimal as they entered service toward the end of March.

     Towing revenue during the first quarter of 2004 increased 3.1% from $9.3 million to $9.6 million versus the comparable period in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher rates and improved utilization of the Company’s tug fleet.

     Operating Expenses. Operating expenses during the first quarter of 2004 increased 13.3% from $41.4 million to $46.9 million versus the comparable period in 2003. Payroll increased in the tanker segment as one tanker converted from a bareboat charter to a consecutive voyage charter in January 2004. Under a bareboat charter, the charterer is responsible for all payroll and operating expenses. Charter hire increased as a result of additional bareboat expenses in the offshore segment as the Company acquired four vessels in 2003 through bareboat charter contracts. Fuel and consumables increased as a result of higher prices in the offshore, tanker and towing segments.

     Overhead Expenses. Overhead expenses during the first quarter of 2004 remained substantially the same at $9.4 million versus $9.3 million in the comparable period in 2003. The Company’s bad debt reserve increased, primarily due to the West Africa region. This was offset by a decrease in reserves for franchise taxes.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the first quarter of 2004 decreased 4.3% from $16.5 million to $15.8 million versus the comparable period in 2003. The decrease is due to a reduction in the number of vessels as the Company has been selling its older and smaller units.

     (Gain) Loss on Disposal of Assets, Net. (Gain) loss on disposal of assets during the first quarter of 2004 decreased to a loss of $12,000 from a gain of $0.8 million versus the comparable period in 2003. The number of vessels sold decreased to one for the three months ended March 31, 2004 compared to six for the same period in 2003.

     Net Interest Expense. Net interest expense during the first quarter of 2004 remained substantially the same at $8.0 million versus the comparable period in 2003.

     Other Income (Expense), Net. Other income (expense), net during the first quarter of 2004 increased to $4.6 million from zero in the comparable period in 2003. The increase is due to the proceeds from the Company’s settlement of litigation, in which it received a total of $4.5 million from two of its suppliers in March 2004.

Liquidity and Capital Resources

     At March 31, 2004, the Company had cash on hand of $42.4 million and working capital of approximately $37.2 million. The Company’s main sources of liquidity are cash from operations, borrowings under its amended credit facility, and proceeds from the sale of vessels with marginal operating performance. At March 31, 2004, cash from operations totaled $16.1 million, which was $11.6 million less than in the same period in 2003. At March 31, 2004, availability under our $80.0 million amended senior credit facility was approximately $22.0 million. Additionally, the Company received $600,000 from the sale of vessels during the first quarter of 2004. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further under “Additional Business and Corporate Risk Factors” in Part 1, Item 1 of the 2003 Form 10-K. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company currently has commitments from various lenders to fund at least 80% of the cost of vessels it has contracted to purchase.

     Long-Term Debt. Long-term debt, including capital leases and current maturities, consisted of the following (in millions):

	Outstanding	Outstanding
	Balance	Balance
	as of	as of		Interest Rate
	March 31,	December 31,		as of
Facility	2004	2003	Maturity	May 1, 2004
Senior Notes	$156.3	$151.5	2013	9.50	%(a)
Amended credit facility	50.0	30.0	2008	5.10%
Title XI financing bonds	215.7	216.1	2005 to 2024	5.86% to 10.10%
Other notes payable	71.9	23.1	2003 to 2011	3.12% to 8.50%
Capital leases	34.9	35.8	2004 to 2013	5.57% to 10.0%

Total	$528.8	$456.5

(a) The Company effectively converted the interest rate on its outstanding 9.50% Senior Notes to a floating rate based on LIBOR. Pursuant to our interest rate swap agreement, the current effective floating interest rate is 6.05%.

     In addition to the amended credit facility balance of $50.0 million, there are $4.1 million in outstanding letters of credit as of March 31, 2004. The Company is subject to semi-annual reductions on the amended credit facility commencing February 5, 2004 with the final payment due in August 2008.

     Material Changes in Contractual Obligations. In March 2004, the Company acquired the Seabulk Reliant and the Seabulk Trust. To finance this transaction, a subsidiary of the Company entered into a loan agreement and mortgage with a syndicate of banks led by Nordea Bank. The loan was in the principal amount of $49.6 million for a term of seven years.

     In January 2004, the Company entered into a contract with Labroy Marine Ltd. of Singapore for the construction of a terminal support tug for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company has also entered into a forward exchange contract intended to hedge its foreign currency commitment. Under the contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the purchase agreement. The purchase price will be financed by a combination of bank borrowings and available cash. The tug will be employed on a long-term contract in Angola.

     A covenant in the Company’s amended credit agreement was amended as of February 26, 2004, to allow the Company a greater degree of flexibility under the debt/EBITDA ratio.

     Capital Requirements. The Company’s capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions.

     During the first quarter of 2004, the Company incurred $75.7 million in capital improvements for drydocking costs and newbuild vessels. Of this amount, approximately $4.6 million was expended for drydockings and approximately $62.0 million for the purchase of the two double-hull product tankers, Seabulk Reliant and Seabulk Trust. Expenditures on the three offshore newbuild vessels totaled approximately $8.9 million.

     Management expects to continue implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

     The Company’s expected remaining 2004 capital requirements are $27.4 million for drydocking costs and $29.3 million for newbuild vessels including shipyard commitments and other incidental expenses such as spare parts, management supervision and outfitting costs. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

     The Company’s amended credit agreement contains certain restrictive financial covenants that, among other things, require minimum levels of EBITDA and tangible net worth. A covenant has been amended as of February 26, 2004 to allow the Company a greater degree of flexibility under the debt/EBITDA ratio.

     The Company is in compliance with the financial covenants of the Senior Notes at March 31, 2004. The Senior Notes require the Company to make payments of interest only. Based on current financial projections, the Company expects to be in compliance through the balance of 2004.

     The possibility exists that unforeseen events or changes in business or regulatory conditions, including deterioration in its markets, could prevent the Company from meeting targeted operating results. If unforeseen events or changes in business or regulatory conditions prevent the Company from meeting targeted operating results, the Company will continue to pursue alternative plans including additional asset sales, additional reductions in operating expenses, and deferral of capital expenditures, which should enable the Company to satisfy essential capital requirements. While the Company believes it could successfully complete alternative plans, if necessary, there can be no assurance that such alternatives would be available or that the Company would be successful in their implementation.

     Cash Flows. Net cash provided by operating activities totaled $16.1 million for the three months ended March 31, 2004 compared to $27.7 million for the same period in 2003. The decrease in cash provided by operating activities resulted in part from an additional $4.0 million in interest payments primarily due to the Senior Notes. In addition, the Company deposited $4.7 million in the Title XI reserve fund with the U.S. Maritime Administration in March 2004 for its five double-hull Jones Act product tankers. The corresponding amount in 2003 of $3.8 million was deposited in April 2003.

     Net cash used in investing activities was $75.1 million for the three months ended March 31, 2004 compared to $18.5 million for the same period in 2003. The increase in cash used in investing activities was due primarily to the purchase of vessels and equipment. In 2004, the Company used approximately $62.0 million for the purchase of the two foreign-flag product tankers and approximately $8.9 million for the construction of three new offshore vessels.

     Net cash provided by financing activities for the three months ended March 31, 2004 was $67.0 million compared to net cash used in financing activities of $7.1 million for the same period in 2003. The cash provided by financing activities in 2004 is mainly attributable to additional financing related to the purchase of the Seabulk Reliant and Seabulk Trust, and additional financing under the Company’s amended credit facility.

Effects of Inflation

     The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the variable interest entity. The primary beneficiary is defined as the party which, as a result of holding its variable interest, absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

     In June 2001, the Accounting Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear AcSEC’s proposed SOP. It has indicated that the accounting matters covered by the SOP will be addressed during the 2005-2006 time frame.

Item 3. Quantitative and Qualitative Disclosures of Market Risk.

     The Jones Act restricts U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the Administration. However, it is possible that the Company’s advantage as a U.S. citizen operator of Jones Act vessels could be somewhat eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. On October 20, 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. The Company entered into this transaction in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150 million, the Company effectively converted the interest rate on its outstanding 9.50% Senior Notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.05%. The swap agreement is secured by a second lien on the assets that secure the Company’s amended credit facility.

     In connection with the Senior Notes offering in August 2003, the Company amended and restated its existing credit facility. The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The interest rate is currently 5.10%. A hypothetical 2.0% increase in interest rates on $80 million of debt would cause the Company’s interest expense to increase on average approximately $1.2 million per year over the remaining term of the loan, with a corresponding decrease in income before taxes.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that the Company is able to record, process, summarize and report, within the applicable time periods, the information required in the Company’s annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Company has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. No changes were made during the period covered by this report to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934) that have materially affected the Company’s internal control over financial reporting or are reasonably likely to materially affect the Company’s internal control over financial reporting.

     Attached as Exhibits 31.1 and 31.2 hereto are certifications by the Company’s Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications. Additionally, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are filed as exhibits to this Report on Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     For information concerning certain legal proceedings see Note 6 of the financial statements.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.13	Amendment Number 1 to the Amended and Restated Credit Agreement dated as of March 2004.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

(b)	Reports on Form 8-K

     The following reports on Form 8-K were filed (other than information reported pursuant to Item 9, which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended March 31, 2004:

1.	The Company furnished a Current Report on Form 8-K dated January 3, 2004. Item 9 was reported and no financial statements were filed.

2.	The Company filed a Current Report on Form 8-K dated March 9, 2004. Item 5 was reported and no financial statements were filed.

3.	The Company filed a Current Report on Form 8-K dated March 26, 2004. Items 7 and 12 were reported and no financial statements were filed.

4.	The Company filed a Current Report on Form 8-K dated March 26, 2004. Items 7, 9 and 12 were reported and no financial statements were filed.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI
Michael J. Pellicci
VP - Finance and Corporate Controller
(Principal Accounting Officer)
Date: May 14, 2004