Form 10-Q
period 2004-06-30
SEABULK INTERNATIONAL INC
filed 2004-08-13
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2004

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

There were 23,408,952 shares of Common Stock, par value $0.01 per share, outstanding at August 2, 2004.

SEABULK INTERNATIONAL, INC.
FORM 10-Q

Item	Page
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	2
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	31
Item 2. Changes in Securities and Use of Proceeds	31
Item 3. Defaults upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	31
Signature	33
Certifications	34
Severance Agreement w/ Vincent deSostoa
Severance Agreement w/ Larry Francois
Severance Agreement w/ Alan Twaits
Severance Agreement w/ Hubert E. Thyssen
Severance Agreement w/ Michael Pellicci
Severance Agreement w/ Kenneth Rogers
Severance Agreement w/ L. Stephen Willrich
Subsidiary Guarantee Agreement
Supplemental Credit Agreement
First Supplemental Subsidiary Guarantee Agreement
Sec 302 Principal Executive Officer Certification
Sec 302 Principal Financial Officer Certification
Sec 906 Principal Executive Officer Certification
Sec 906 Principal Financial Officer Certification

As used in this Report, the term “Parent” means Seabulk International, Inc., and the term “Company” means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,282	$7,399
Restricted cash	28,613	30,656
Trade accounts receivable, net of allowance for doubtful accounts of $5,730 and $4,321 in 2004 and 2003, respectively	54,694	49,599
Other receivables	3,429	10,730
Marine operating supplies	8,329	8,155
Prepaid expenses and other	3,397	3,045

Total current assets	108,744	109,584
Vessels and equipment, net	589,218	527,026
Deferred costs, net	46,980	48,486
Other	11,719	9,344

Total assets	$756,661	$694,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,635	$18,805
Current maturities of long-term debt	16,620	11,037
Current obligations under capital leases	3,623	3,521
Accrued interest	4,423	5,812
Accrued liabilities and other	38,923	37,363

Total current liabilities	76,224	76,538
Long-term debt	315,490	258,217
Senior notes	147,994	151,472
Obligations under capital leases	30,419	32,246
Other liabilities	5,188	3,136

Total liabilities	575,315	521,609
Commitments and contingencies
Minority interest	418	476
Stockholders’ equity:
Preferred stock, no par value-authorized 5,000; issued and outstanding, none	—	—
Common stock–$.01 par value, authorized 40,000 shares; 23,408 and 23,347 shares issued and outstanding in 2004 and 2003, respectively	234	233
Additional paid-in capital	259,614	259,134
Unearned compensation	(894)	(699)
Other comprehensive income	(84)	—
Accumulated deficit	(77,942)	(86,313)

Total stockholders’ equity	180,928	172,355

Total liabilities and stockholders’ equity	$756,661	$694,440

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$87,203	$79,924	$169,737	$157,153
Vessel and voyage expenses:
Crew payroll and benefits	21,697	20,939	44,278	42,319
Charter hire	3,944	1,923	7,531	3,649
Repairs and maintenance	7,974	6,464	14,172	12,197
Insurance	3,704	2,739	6,324	4,943
Fuel and consumables	7,795	6,106	14,810	12,245
Port charges and other	5,080	4,410	9,986	8,600

	50,194	42,581	97,101	83,953
General and administrative	9,323	9,428	18,748	18,758
Depreciation, amortization and drydocking	17,127	15,923	32,917	32,417
Gain on disposal of assets, net	(1,989)	(386)	(1,977)	(1,183)

Total	74,655	67,546	146,789	133,945

Income from operations	12,548	12,378	22,948	23,208
Other income (expense):
Interest expense	(8,375)	(8,238)	(16,444)	(16,301)
Interest income	52	123	118	209
Minority interest in (gains) losses of subsidiaries	(20)	(199)	58	(227)
Other, net	52	(88)	4,576	(65)

Total other expense, net	(8,291)	(8,402)	(11,692)	(16,384)

Income before provision for income taxes	4,257	3,976	11,256	6,824
Provision for income taxes	1,536	1,316	2,885	2,578

Net income	$2,721	$2,660	$8,371	$4,246

Net income per common share:
Net income per common share - basic	$0.12	$0.11	$0.36	$0.18

Net income per common share - diluted	$0.12	$0.11	$0.35	$0.18

Weighted average common shares outstanding - basic	23,261	23,182	23,255	23,142

Weighted average common shares outstanding - diluted	23,598	23,640	23,696	23,538

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income	$8,371	$4,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of vessels and equipment	20,222	21,391
Expenditures for drydocking	(10,473)	(7,103)
Amortization of drydocking costs	12,695	11,026
Amortization of deferred financing costs	857	748
Provision for (recovery of) bad debts	1,631	(351)
Gain on disposal of assets	(1,977)	(1,183)
Minority interest in gains (losses) of subsidiaries	(58)	227
Other non-cash items	119	105
Changes in operating assets and liabilities:
Trade accounts and other receivables	575	(1,968)
Other current and long-term assets	(4,172)	(1,317)
Accounts payable and other liabilities	(6,695)	588

Net cash provided by operating activities	21,095	26,409
Investing activities:
Proceeds from disposals of assets	3,145	8,259
Purchases of vessels and equipment	(83,533)	(22,535)
Investment in Joint Venture	(240)	(400)

Net cash used in investing activities	(80,628)	(14,676)
Financing activities:
Payments of prior credit facility	—	(5,000)
Proceeds from Fortis debt	20,000	—
Payments of long-term debt	(3,166)	(3,349)
Proceeds from long-term debt	49,600	6,525
Payments of Title XI bonds	(3,535)	(3,695)
Issue costs related to senior notes and amended credit facility	(285)	—
Payments of other deferred financing costs	(683)	(61)
Net proceeds from sale leaseback	—	13,274
Payments of obligations under capital leases	(1,725)	(7,666)
Capitalized issue costs related to issuance of common stock	—	(27)
Proceeds from exercise of stock options	167	155
Proceeds from exercise of warrants	—	1
Decrease in restricted cash	2,043	1,394

Net cash provided by financing activities	62,416	1,551

Change in cash and cash equivalents	2,883	13,284
Cash and cash equivalents at beginning of period	7,399	17,544

Cash and cash equivalents at end of period	$10,282	$30,828

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap	$(3,478)	$—

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30, 2004 (Unaudited)

1. Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In addition to net income, the only other component of total comprehensive income is that related to the foreign currency forward contract of approximately $84,000 as discussed below. Certain financial statement reclassifications have been made to conform prior period data to the 2004 financial statement presentation.

2. Vessel Purchases and Operations

     In January 2004, the Company began to operate the Seabulk Energy, one of its U.S.-flag double-hull tankers, under a consecutive voyage charter in U.S. foreign commerce. The vessel is currently deployed on forty-two-day voyages, approximately 8.5 voyages per year. The charter began in January 2004 for a term of four years, in partial substitution of a previous bareboat charter that was terminated in December 2003 with a major oil company, which has an ongoing financial obligation related to the original bareboat charter.

     In January 2004, the Company entered into a contract with Labroy Marine Ltd. of Singapore for the construction of a terminal support tug for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company has also entered into a forward exchange contract intended to fully hedge its foreign currency commitment. Under the forward contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the purchase agreement. The purchase price will be financed by a combination of bank borrowings and available cash. The tug will be employed on a long-term contract in Angola.

     In February 2004, the Company sold the Seabulk Grebe, an offshore energy support vessel operating in West Africa. Proceeds from the sale of the vessel were $600,000. The loss on the sale of the vessel was approximately $13,000.

     In March 2004, the Company completed the purchase of two four-year-old, foreign-flag, double-hull product tankers from principals of World-Wide Shipping of Singapore for a total purchase price of approximately $62.0 million. The purchase price was funded by a combination of bank borrowings and available cash. The tankers are modern double-hull vessels suitable for worldwide trading. The Company took delivery of the two vessels in March 2004. Both vessels have been placed in an international tanker pool.

     In March 2004, the Company received $400,000 from the settlement of litigation over a previous joint venture and $4.5 million as other income from the settlement of litigation against two of its suppliers. The settlement against its suppliers represents reimbursement for certain direct expenses and economic losses that adversely affected operating results. The Company recorded the proceeds as other income in the statement of operations.

     In May 2004, the Company sold the Seabulk Mobile, an offshore crew boat operating in the U.S. Gulf. Proceeds from the sale of the vessel were $300,000. The gain on the sale of the vessel was approximately $174,000. In May 2004, the Company sold the Seabulk Maintainer, an offshore crane barge operating in the Arabian Gulf. Proceeds from the sale of the vessel were approximately $1.6 million. The gain on the sale of the vessel was approximately $1.5 million.

     In May 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of an anchor handling tug supply vessel for delivery in mid 2005. Also, in May 2004, the Company entered into a contract with Jaya Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a multi-purpose offshore supply vessel with a four point mooring system for delivery in late 2004. Built at a combined cost of approximately $23.4 million, the new vessels will work under long-term contracts for a major international oil company in offshore Angola.

     In June 2004, the Company sold the Seabulk Petrel, an offshore anchor handling tug supply vessel. Proceeds from the sale of the vessel were approximately $650,000. The gain on the sale of the vessel was approximately $263,000.

3. Income Taxes

     The current provision for income taxes for the three and six-month periods ended June 30, 2004 and 2003 represents expected tax obligations on foreign-source revenue. For the three and six months ended June 30, 2004 and 2003, a domestic tax provision was computed using an estimated annual effective tax rate of 35%. A corresponding reduction in the valuation allowance was recorded resulting in no net domestic provision. Management has recorded a valuation allowance at June 30, 2004 and 2003 to reduce the net deferred tax assets to an amount that is likely to be realized. After application of the valuation allowance, the net deferred tax assets are zero.

4. Net Income per Common Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except for per share data)
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$2,721	$2,660	$8,371	$4,246

Denominator for basic net income per share-weighted average shares	23,261	23,182	23,255	23,142
Effects of dilutive securities:
Stock options	139	268	238	196
Warrants	159	164	159	186
Restricted shares	39	26	44	14

Dilutive potential common shares	337	458	441	396

Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	23,598	23,640	23,696	23,538

Net income per share – basic	$0.12	$0.11	$0.36	$0.18

Net income per share – diluted	$0.12	$0.11	$0.35	$0.18

     The weighted average diluted common shares outstanding for the three and six months ended June 30, 2004 and 2003 excludes 344,000 and 100,000 options, respectively. Additionally, 250,000 warrants are excluded from the weighted average diluted common shares outstanding for the three and six months ended June 30, 2003. These common stock equivalents are excluded because they are antidilutive.

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

Marine Transportation Services (Seabulk Tankers) – Marine transportation services includes oceangoing vessels used to transport chemicals, crude and petroleum products primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific coast and Hawaiian ports. Three of its vessels operate in the foreign trade.

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

     The following schedule presents segment and geographic information about the Company’s operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
Offshore energy support	$41,173	$39,230	$80,756	$77,068
Marine transportation services	36,408	31,750	69,870	61,927
Towing	9,759	9,012	19,337	18,301
Eliminations(1)	(137)	(68)	(226)	(143)

Total	$87,203	$79,924	$169,737	$157,153

Vessel and voyage expenses
Offshore energy support	$25,595	$23,015	$50,800	$46,217
Marine transportation services	18,495	14,113	35,348	27,770
Towing	6,241	5,521	11,179	10,109
Eliminations(1)	(137)	(68)	(226)	(143)

Total	$50,194	$42,581	$97,101	$83,953

Depreciation, amortization and drydocking
Offshore energy support	$9,746	$9,901	$19,291	$20,590
Marine transportation services	6,390	4,604	11,684	9,158
Towing	923	992	1,808	1,818
General corporate	68	426	134	851

Total	$17,127	$15,923	$32,917	$32,417

Income (loss) from operations
Offshore energy support	$3,356	$2,194	$2,454	$2,229
Marine transportation services	10,678	11,964	21,123	23,047
Towing	1,464	1,158	3,958	3,811
General corporate	(2,950)	(2,938)	(4,587)	(5,879)

Total	$12,548	$12,378	$22,948	$23,208

Net income (loss)
Offshore energy support	$(964)	$(2,160)	$(6,077)	$(6,264)
Marine transportation services	5,989	7,343	12,156	14,014
Towing	689	369	2,416	2,334
General corporate	(2,993)	(2,892)	(124)	(5,838)

Total	$2,721	$2,660	$8,371	$4,246

Geographic revenue
Domestic	$54,489	$51,022	$105,170	$99,249
Foreign
West Africa	21,793	19,765	44,039	39,729
Middle East	7,367	5,356	13,206	10,833
Southeast Asia	3,554	3,781	7,322	7,342

Consolidated geographic revenue	$87,203	$79,924	$169,737	$157,153

(1) Eliminations of intersegment towing revenue and intersegment marine transportation vessel and voyage expenses.

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

     Under the Company’s mutual protection and indemnity (“P&I”) marine insurance policies, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by one of its marine insurance clubs (Steamship Mutual). The maximum potential amount of additional premiums that can be assessed by Steamship is substantial. However, additional premiums can only be assessed for open policy years. Steamship closes a policy year three years after the policy year has ended. Policy years 2002 and 2003 are still open, but there have been no additional premiums assessed for these policy years. The Company believes it is unlikely that additional premiums for those policy years will be made. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

     As of February 20, 2004, the Company switched its P&I club from Steamship to the West of England Association (“West of England”). In order to cover potential future additional insurance calls made by Steamship Mutual for 2002, and 2003, the Company was required to post a letter of credit in the amount of approximately $1.9 million to support such potential additional calls as a condition to its departure from Steamship Mutual. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

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

     On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure provisions of SFAS 123 to require expanded disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company’s stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS 123, the Company’s net income would have changed to the pro forma amounts presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$2,721	$2,660	$8,371	$4,246
Stock-based compensation expense determined under the fair value method	$(194)	$(424)	$(570)	$(641)

Pro forma net income	$2,527	$2,236	$7,801	$3,605

Net income per common share:
Basic-as reported	$0.12	$0.11	$0.36	$0.18

Basic-pro forma	$0.11	$0.10	$0.34	$0.16

Diluted-as reported	$0.12	$0.11	$0.35	$0.18

Diluted-pro forma	$0.11	$0.09	$0.33	$0.15

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

     In June 2001, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear AcSEC’s proposed SOP. It has indicated that the accounting matters covered by the SOP will be addressed during the 2005-2006 time frame.

9. Subsequent Events

     In July 2004, the Company sold the Seabulk Beauregard, an offshore crew boat operating in the U.S. Gulf. Proceeds from the sale of the vessel were $325,000. The gain on the sale of the vessel was approximately $223,000.

10. Supplemental Condensed Consolidated Financial Information

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

Condensed Consolidating Balance Sheet
(in thousands)
As of June 30, 2004

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3,268	$1,920	$39	$5,055	$—	$—	$10,282
Restricted cash	2,198	––	––	1,478	24,937	—	28,613
Trade accounts receivable, net	19	13,547	1,303	38,737	1,088	—	54,694
Other receivables	1,562	703	17	852	295	—	3,429
Marine operating supplies	28	1,633	498	3,505	2,665	––	8,329
Due from affiliates	––	63,025	––	114,406	3,782	(181,213)	––
Prepaid expenses and other	1,346	286		1,359	406	—	3,397

Total current assets	8,421	81,114	1,857	165,392	33,173	(181,213)	108,744
Vessels and equipment, net	41,625	194,773	28,660	111,053	213,107	—	589,218
Deferred costs, net	12,322	8,520	613	16,506	9,019	—	46,980
Investments in affiliates	505,795	2,095	––	––	––	(507,890)	—
Due from affiliates	24,957	––	––	––	––	(24,957)	—
Other	239	1,380	—	1,569	8,531	—	11,719

Total assets	$593,359	$287,882	$31,130	$294,520	$263,830	$(714,060)	$756,661

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,067	$2,416	$—	$8,117	$35	$—	$12,635
Current maturities of long-term debt	4,250	7,060	—	137	5,173	—	16,620
Current obligations under capital leases	1,068	2,555	—	—	—	—	3,623
Accrued interest	3,583	167	—	4	669	—	4,423
Due to affiliates	178,101	—	3,112	—	—	(181,213)	—
Accrued liabilities and other	10,855	3,023	499	22,646	1,900	—	38,923

Total current liabilities	199,924	15,221	3,611	30,904	7,777	(181,213)	76,224
Long-term debt	53,450	56,809	—	1,843	203,388	—	315,490
Senior notes	147,994		—	—	—	—	147,994
Obligations under capital leases	11,028	19,391	—	—	—	—	30,419
Due to affiliates	—	—	24,957	—	—	(24,957)	—
Other liabilities	3,560	257	—	1,325	46	—	5,188

Total liabilities	415,956	91,678	28,568	34,072	211,211	(206,170)	575,315

Commitments and contingencies

Minority interest	—	—	—	—	—	418	418

Total stockholders’ equity	177,403	196,204	2,562	260,448	52,619	(508,308)	180,928

Total liabilities and stockholders’ equity	$593,359	$287,882	$31,130	$294,520	$263,830	$(714,060)	$756,661

Condensed Consolidating Balance Sheet
(in thousands)
As of December 31, 2003

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$217	$452	$1,030	$5,700	$—	$—	$7,399
Restricted cash	2,198	—	—	1,478	26,980	—	30,656
Trade accounts receivable, net	(296)	13,686	822	34,161	1,226	—	49,599
Other receivables	3,739	3,338	16	2,799	838	—	10,730
Marine operating supplies	121	1,575	482	3,504	2,473	—	8,155
Due from affiliates	––	73,837	––	120,556	3,377	(197,770)	––
Prepaid expenses and other	960	365	19	1,505	196	—	3,045

Total current assets	6,939	93,253	2,369	169,703	35,090	(197,770)	109,584
Vessels and equipment, net	34,998	138,211	29,893	106,401	217,523	—	527,026
Deferred costs, net	13,869	9,347	1,022	14,202	10,046	—	48,486
Investments in affiliates	506,250	2,214	—	—	—	(508,464)	—
Due from affiliates	30,069	—	—	—	—	(30,069)	—
Other	1,709	2,234	—	1,562	3,839	—	9,344

Total assets	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,256	$2,658	$—	$9,504	$1,387	$—	$18,805
Current maturities of long-term debt	4,250	1,650	—	139	4,998	—	11,037
Current obligations under capital leases	1,039	2,482	—	—	—	—	3,521
Accrued interest	5,079	100	—	—	633		5,812
Due to affiliates	197,707	—	63	—	—	(197,770)	—
Accrued liabilities and other	11,395	3,010	415	20,293	2,250	—	37,363

Total current liabilities	224,726	9,900	478	29,936	9,268	(197,770)	76,538
Long-term debt	35,575	14,665	—	1,958	206,019	—	258,217
Senior notes	151,472	—	—	—	—	—	151,472
Obligations under capital leases	11,569	20,677	—	—	—	—	32,246
Due to affiliates	—	—	30,069	—	—	(30,069)	—
Other liabilities	1,660	273	—	1,157	46	—	3,136

Total liabilities	425,002	45,515	30,547	33,051	215,333	(227,839)	521,609

Commitments and contingencies
Minority interest	—	—	—	—	—	476	476
Total stockholders’ equity	168,832	199,744	2,737	258,817	51,165	(508,940)	172,355

Total liabilities and stockholders’ equity	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

Condensed Consolidating Statement of Operations
(in thousands)
Three Months Ended June 30, 2004

		Wholly
		Owned	Non-Wholly Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$10,377	$21,817	$3,769	$32,981	$18,396	$(137)	$87,203
Vessel and voyage expenses	6,693	13,942	2,322	18,670	8,704	(137)	50,194
General and administrative	3,150	1,967	205	3,647	354	—	9,323
Depreciation, amortization and drydocking	2,213	4,336	822	7,051	2,705	—	17,127
Gain on disposal of assets, net	—	(184)		(1,805)		—	(1,989)

Income from operations	(1,679)	1,756	420	5,418	6,633		12,548
Other expense, net	(93)	(2,337)	(357)	(1,635)	(3,849)	(20)	(8,291)

Income before provision for income taxes	(1,772)	(581)	63	3,783	2,784	(20)	4,257
Provision for income taxes	—	—	—	1,536	—	—	1,536

Net income	$(1,772)	$(581)	$63	$2,247	$2,784	$(20)	$2,721

Condensed Consolidating Statement of Operations
(in thousands)
Three Months Ended June 30, 2003

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$11,872	$19,340	$3,909	$28,902	$15,920	$(19)	$79,924
Vessel and voyage expenses	5,720	12,736	2,064	15,751	6,329	(19)	42,581
General and administrative	2,865	2,352	234	3,535	442	—	9,428
Depreciation, amortization and drydocking	1,929	3,828	702	7,082	2,382	—	15,923
Gain on disposal of assets, net	—	10	—	(396)	—	—	(386)

Income from operations	1,358	414	909	2,930	6,767		12,378
Other expense, net	(121)	(2,436)	(306)	(1,588)	(3,951)	—	(8,402)

Income before provision for income taxes	1,237	(2,022)	603	1,342	2,816	—	3,976
Provision for income taxes	—	—	—	1,316	—	—	1,316

Net income	$1,237	$(2,022)	$603	$26	$2,816	$—	$2,660

Condensed Consolidating Statement of Operations
(in thousands)
Six Months Ended June 30, 2004

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$22,290	$39,162	$7,088	$65,099	$36,324	$(226)	$169,737
Vessel and voyage expenses	12,750	25,793	4,512	37,154	17,118	(226)	97,101
General and administrative	5,002	4,531	415	8,102	698	—	18,748
Depreciation, amortization and drydocking	3,930	8,207	1,643	13,735	5,402	—	32,917
Gain on disposal of assets, net	—	(185)	—	(1,792)	—	—	(1,977)

Income from operations	608	816	518	7,900	13,106	—	22,948
Other expense, net	4,335	(4,237)	(694)	(3,387)	(7,767)	58	(11,692)

Income before provision for income taxes	4,943	(3,421)	(176)	4,513	5,339	58	11,256
Provision for income taxes	—	—	—	2,885	—	—	2,885

Net income	$4,943	$(3,421)	$(176)	$1,628	$5,339	$58	$8,371

Condensed Consolidating Statement of Operations
(in thousands)
Six Months Ended June 30, 2003

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$23,757	$37,475	$7,347	$57,904	$30,723	$(53)	$157,153
Vessel and voyage expenses	11,775	24,457	4,007	31,777	11,990	(53)	83,953
General and administrative	5,709	4,885	455	6,907	802	—	18,758
Depreciation, amortization and drydocking	3,867	7,969	1,345	14,473	4,763	—	32,417
Gain on disposal of assets, net	—	(787)	—	(396)	—	—	(1,183)

Income from operations	2,406	951	1,540	5,143	13,168	—	23,208
Other expense, net	(27)	(4,522)	(851)	(3,097)	(7,887)	—	(16,384)

Income before provision for income taxes	2,379	(3,571)	689	2,046	5,281	—	6,824
Provision for income taxes	—	—	—	2,578	—	—	2,578

Net income	$2,379	$(3,571)	$689	$(532)	$5,281	$—	$4,246

Condensed Consolidating Statement of Cash Flows
(in thousands)
Six Months Ended June 30, 2004

		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash provided by operating activities	$(7,836)	$17,674	$(991)

Investing activities:
Proceeds from disposals of assets	—	311	—
Purchases of vessels and equipment	(6,272)	(62,219)	—
Investment in Joint Venture	—	—	—

Net cash used in investing activities	(6,272)	(61,908)	—
		—
Financing activities:		—
Proceeds from Fortis debt	20,000	—	—
Payments of long-term debt	(1,050)	(2,116)	—
Proceeds from long-term debt	—	49,600	—
Payments of Title XI bonds	(1,075)	—	—
Issue costs related to senior notes and amended credit facility	(285)	—	—
Payment of other deferred financing costs	(86)	(569)	—
Payments of obligations under capital leases	(512)	(1,213)	—
Proceeds from exercise of stock options	167	—	—
Decrease in restricted cash	—	—	—

Net cash provided by financing activities	17,159	45,702	—

Change in cash and cash equivalents	3,051	1,468	(991)
Cash and cash equivalents at beginning of period	217	452	1,030

Cash and cash equivalents at end of period	$3,268	$1,920	$39

Condensed Consolidating Statement of Cash Flows
(in thousands)
Six Months Ended June 30, 2004

	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$11,804	$444	$—	$21,095

Investing activities:
Proceeds from disposals of assets	2,834		—	3,145
Purchases of vessels and equipment	(15,015)	(27)	––	(83,533)
Investment in Joint Venture	(240)		—	(240)

Net cash used in investing activities	(12,421)	(27)		(80,628)

Financing activities:
Proceeds from Fortis debt	—	—	—	20,000
Payments of long-term debt	—	—	—	(3,166)
Proceeds from long-term debt	—	—	—	49,600
Payments of Title XI bonds	—	(2,460)	—	(3,535)
Issue costs related to senior notes and amended credit facility	—	—	—	(285)
Payment of other deferred financing costs	(28)	—	—	(683)
Payments of obligations under capital leases	––	––	––	(1,725)
Proceeds from exercise of stock options	—	—	—	167
Decrease in restricted cash	—	2,043	—	2,043

Net cash provided by financing activities	(28)	(417)	—	62,416

Change in cash and cash equivalents	(645)	—	––	2,883
Cash and cash equivalents at beginning of period	5,700	—	—	7,399

Cash and cash equivalents at end of period	$5,055	$—	$—	$10,282

Condensed Consolidating Statement of Cash Flows
(in thousands)
Six Months Ended June 30, 2003

		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash provided by operating activities	$6,874	$(922)	$1,488

Investing activities:
Proceeds from disposals of assets	—	3,607	—
Purchases of vessels and equipment	(1,059)	(1,056)	—
Investment in Joint Venture	––	––	—

Net cash used in financing activities	(1,059)	2,551	—

Financing activities:
Payments of prior credit facility	(5,000)	—	—
Payments of long-term debt	(2,551)	(798)	—
Proceeds from long-term debt	—	6,525	—
Payments of Title XI bonds	(1,075)	(323)	—
Payments of other deferred financing costs	(61)	—	—
Net proceeds from sale leaseback	13,274	—	—
Payments of obligations under capital leases	(327)	(7,339)	—
Capitalized issue costs related to issuance of common stock	(27)	—	—
Proceeds from exercise of stock options	155	—	—
Proceeds from exercise of warrants	1	––	––
Decrease in restricted cash	––	––	––

Net cash provided by financing activities	4,389	(1,935)	—

Change in cash and cash equivalents	10,204	(306)	1,488
Cash and cash equivalents at beginning of period	12,316	413	13

Cash and cash equivalents at end of period	$22,520	$107	$1,501

Condensed Consolidating Statement of Cash Flows
(in thousands)
Six Months Ended June 30, 2003

	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$18,066	$903	$––	$26,409

Investing activities:
Proceeds from disposals of assets	4,652	—	––	8,259
Purchases of vessels and equipment	(20,420)	—	––	(22,535)
Investment in Joint Venture	(400)	––	––	(400)

Net cash used in financing activities	(16,168)	––	––	(14,676)

Financing activities:
Payments of prior credit facility	—	—	—	(5,000)
Payments of long-term debt	—	—	—	(3,349)
Proceeds from long-term debt	—	—	—	6,525
Payments of Title XI bonds	—	(2,297)	—	(3,695)
Payments of other deferred financing costs	—	—	—	(61)
Net proceeds from sale leaseback	—	—	—	13,274
Payments of obligations under capital leases	—	—	—	(7,666)
Capitalized issue costs related to issuance of common stock	—	—	—	(27)
Proceeds from exercise of stock options	—	—	—	155
Proceeds from exercise of warrants	––	––	––	1
Decrease in restricted cash	––	1,394	––	1,394

Net cash provided by financing activities	—	(903)	—	1,551

Change in cash and cash equivalents	1,898	—		13,284
Cash and cash equivalents at beginning of period	4,802	––	—	17,544

Cash and cash equivalents at end of period	$6,700	$—	$––	$30,828

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

     In June 2001, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear AcSEC’s proposed SOP. It has indicated that the accounting matters covered by the SOP will be addressed during the 2005-2006 time frame.

Overview of Revenue

     The Company derives its revenue from three main lines of business – offshore energy support, marine transportation, and marine towing. Seabulk Offshore, the Company’s domestic and international offshore energy support business, accounted for approximately 48% and 49% of Company revenue for the six months ended June 30, 2004 and 2003, respectively. Seabulk Tankers, our marine transportation business, consists of the Company’s tanker business, in which it operates ten U.S.-flag tankers, and two foreign-flag tankers. Nine of the U.S.-flag tankers are engaged in coastwise trade carrying petroleum products, crude oil, and chemicals, and one is employed in U.S. foreign commerce. The two foreign-flag vessels, acquired at the end of March 2004, have been employed in the world-wide foreign product shipping trade. Seabulk Tankers accounted for approximately 41% and 39% of Company revenue for the six months ended June 30, 2004 and 2003, respectively. Seabulk Towing, the Company’s domestic harbor and offshore towing business, accounted for approximately 11% and 12% of Company revenue for the six months ended June 30, 2004 and 2003, respectively.

Seabulk Offshore

     Revenue from the Company’s offshore energy support business is primarily a function of the size of the Company’s fleet, vessel day rates or charter rates, and fleet utilization. Rates and utilization are primarily a function of offshore exploration, development, and production activities. In certain areas where the Company conducts offshore energy support operations (particularly the U.S. Gulf of Mexico), contracts for the utilization of offshore energy support vessels commonly include termination provisions with three-to-five-day notice requirements and no termination penalty. As a result, companies engaged in offshore energy support operations (including the Company) are particularly sensitive to changes in market demand.

     As the Company’s offshore energy support fleet gets older, the Company’s strategy is to look for opportunities to improve its age profile by acquiring higher-value, larger and newer vessels, and selling a number of older and smaller vessels, mainly crewboats.

     Periods for collection of receivables in certain foreign areas of operation in the offshore business tend to be longer than is usual for the United States. The Company regularly monitors all such receivables accounts and believes that it has accrued adequate reserves where necessary.

     The Company has a newbuild program for selective offshore fleet replacement and enhancement and currently has commitments from several lenders. In 2003, the Company added three vessels to its West African fleet: the Seabulk Africa, Seabulk South Atlantic and Seabulk Asia; two vessels to its Southeast Asia fleet: the Seabulk Badamyar and Seabulk Nilar; and an inaugural vessel to its Brazilian fleet, the Seabulk Ipanema. The Company also executed contracts in 2003 for two offshore newbuilds for deployment in Brazil and one in the first quarter of 2004 to cover a long-term contract in Angola.

     In February 2004, the Company sold the Seabulk Grebe, an offshore energy support vessel operating in West Africa. Proceeds from the sale of the vessel were $600,000. The loss on the sale of the vessel was approximately $13,000.

     In May 2004, the Company sold the Seabulk Mobile, an offshore crew boat operating in the U.S. Gulf. Proceeds from the sale of the vessel were $300,000. The gain on the sale of the vessel was approximately $174,000. In May 2004, the Company sold the Seabulk Maintainer, an offshore crane barge operating in the Arabian Gulf. Proceeds from the sale of the vessel were approximately $1.6 million. The gain on the sale of the vessel was approximately $1.5 million.

     In May 2004, the Company ordered two additional vessels for delivery in late 2004 and mid-2005. Built at a combined cost of approximately $23.4 million, the new vessels will work under long-term contracts for a major international oil company in offshore Angola.

     In June 2004, the Company sold the Seabulk Petrel, an offshore anchor handling tug supply vessel. Proceeds from the sale of the vessel were approximately $650,000. The gain on the sale of the vessel was approximately $263,000.

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

	Q1 2004				Q2 2004
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels (2)	21	–	22	2	21	–	21	2
Laid-Up	–	–	–	1	–	–	–	1
Effective Utilization (3)	43%	–	63%	—	52%	–	67%	–
Average Day Rate	$5,001	–	$2,410	—	$4,879	–	$2,442	–
West Africa
Vessels (2)	33	4	3	–	33	4	3	–
Laid-Up	–	–	–	–	–	–	–	–
Effective Utilization (3)	82%	86%	98%	–	83%	75%	94%	–
Average Day Rate	$7,281	$6,193	$3,413	–	$7,350	$6,831	$3,524	–
Middle East
Vessels (2)	6	5	7	5	6	5	7	4
Laid-Up	–	–	–	–	–	–	–	–
Effective Utilization (3)	89%	80%	79%	43%	97%	84%	92%	78%
Average Day Rate	$3,750	$4,565	$1,740	$3,966	$3,880	$4,739	$1,712	$5,043
Southeast Asia
Vessels (2)	8	–	–	1	7	–	–	1
Laid-Up	–	–	–	–	–	–	–	–
Effective Utilization (3)	66%	–	–	–	77%	–	–	–
Average Day Rate	$5,422	–	–	–	$5,388	–	–	–

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

(3)	Effective utilization excludes laid-up vessels.

	Q1 2003				Q2 2003
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	25	2	21	—	25	2
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	56%	—	61%	—	67%	—	69%	—
Average Day Rate	$5,192	—	$2,330	—	$4,989	—	$2,422	—
West Africa
Vessels(2)	32	4	6	1	32	4	1	—
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	80%	72%	97%	—	83%	76%	—	—
Average Day Rate	$7,223	$6,131	$3,028	—	$7,199	$6,198	—	—
Middle East
Vessels(2)	6	6	7	6	6	6	7	6
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	90%	56%	86%	52%	89%	48%	95%	50%
Average Day Rate	$3,283	$4,457	$1,682	$5,213	$3,393	$5,364	$1,677	$4,246
Southeast Asia
Vessels(2)	9	1	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	59%	—	—	—	80%	—	—	—
Average Day Rate	$5,936	—	—	—	5,321	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Q3 2003				Q4 2003
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	24	2	21	—	24	2
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	73%	—	77%	—	61%	—	73%	—
Average Day Rate	$4,970	—	$2,557	—	$5,101	—	$2,463	—
West Africa
Vessels(2)	33	4	1	—	34	4	1	—
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	78%	86%	—	—	73%	82%	—	—
Average Day Rate	$7,321	$6,265	—	—	$7,591	$6,053	—	—
Middle East
Vessels(2)	6	6	7	6	6	5	7	5
Laid-Up	—	—	—	1	—	—	—	—
Effective Utilization(3)	91%	63%	92%	71%	75%	94%	92%	58%
Average Day Rate	$3,476	$5,266	$1,742	$5,341	$3,711	$4,855	$1,760	$4,975
Southeast Asia
Vessels(2)	8	—	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	78%	—	—	—	65%	—	—	—
Average Day Rate	$5,310	—	—	—	$5,558	—	—	—

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

(3)	Effective utilization excludes laid-up vessels.

     Domestic revenue for the six months ended June 30, 2004 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite high natural gas and petroleum prices, exploration and production companies in the U.S. Gulf of Mexico have not been investing in new projects, and the contracted rig count fell to seasonal lows. Many of the oil company majors have reduced their expectations for energy prospects in the mature Gulf of Mexico market and are seeking more promising opportunities elsewhere. The Company redeployed two vessels to Mexico in the second quarter of 2004. The Company continues to explore charter opportunities in Mexico, which remains an active market.

     International offshore revenues for the six months ended June 30, 2004 increased by approximately 11.5% over the same period in 2003. International vessel demand is primarily driven by crude oil exploration and production. During the first and second quarters of 2004, crude oil prices and demand remained high. In West Africa, utilization and day rates increased as this is an oil-driven deepwater market with long time horizons and increasing exploration and production budgets primarily from oil company majors. Based on oil company projections and independent analyses, the Company expects international exploration and production spending to continue to increase in West Africa, which should maintain a firm level of demand in that area for some time to come. Revenue increased for the Company’s Middle East operations versus the prior year as a result of higher day rates and higher utilization. Revenue remained substantially the same for the Company’s Southeast Asia operations versus the prior year.

Seabulk Tankers

     Revenue from the Company’s marine transportation services business is derived from the operations of nine U.S.-flag tankers carrying crude oil, petroleum products and chemical products in the domestic Jones Act trade, one in U.S. foreign commerce and, as of the first quarter of 2004, two foreign-flag tankers in foreign trade.

     The Company’s U.S.-flag tanker fleet operates on long-term time charters, consecutive voyage charters or contracts of affreightment. The Company currently has six tankers operating under time charters, one under a consecutive voyage charter, and three under contracts of affreightment. The two foreign-flag tankers have been placed in an international tanker pool.

     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product carriers:

	Six Months Ended June 30,
	2004	2003
Number of vessels operated at end of period	12	10
Revenue (in thousands)	$69,870	$61,927

     Tanker revenue increased by 12.8% in the first half of 2004 as a result of the operation of the Company’s two foreign-flag double-hull product tankers, which were purchased in March 2004. In addition, revenue increased for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004.

     U.S.-Flag Tankers. Demand for the Company’s ten Jones Act product carriers is dependent on several factors, including production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, and competition from foreign imports. The Company owned nine U.S.-flag tankers and operated a tenth under a bareboat charter at June 30, 2004. Five of the petroleum product tankers are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Although the Company’s Jones Act fleet has benefited from a tightening domestic tanker market, increased competition from imported products has had a moderating effect on Jones Act tanker rates. One of the Company’s single-hull vessels is scheduled for retirement in 2007, one in 2008, two in 2012, and one in 2015. None of the five double-hull tankers has a regulatory age restriction.

     Foreign-Flag Tankers. The international product tanker market is highly cyclical and dependent upon the worldwide demand for refined products. Surging demand from China and an increase in U.S. imports have favorably impacted international tanker rates, which are currently high by historical standards. The Company’s two double-hull foreign-flag carriers are benefiting from the current high rates. Neither of them has a regulatory age restriction.

Seabulk Towing

     Revenue derived from the Company’s towing business is primarily a function of the number of tugs available to provide services, the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services, and competition. Vessel traffic is largely a function of the general trade activity in the region served by the port.

     The following table summarizes certain operating information for the Company’s tugs:

	Six Months Ended June 30,
	2004	2003
Number of tugs at end of period	26	28
Revenue (in thousands)	$19,337	$18,301

     Towing revenue increased by 5.7% in the first half of 2004 due to increased vessel traffic in certain of the Company’s ports, higher rates and improved utilization.

Overview of Vessel and Voyage Expenses and Capital Expenditures

     The Company’s vessel and voyage expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, charter hire, repairs and maintenance, insurance, fuel and consumables, port charges and other. For general information concerning these categories of expenses as well as capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Overview of Operating Expenses and Capital Expenditures” in Item 7 of the 2003 Form 10-K.

Insurance Coverage

     Our protection and indemnity (P&I) insurance coverage for marine liability insurance is provided by mutual protection and indemnity marine insurance syndicates (clubs) and reinsured in the commercial market. Since February 2004, our coverage has been with West of England. Prior to that, Steamship Mutual. The clubs generally base a member’s premium on the member’s loss experience and deductible. Insurance risk is transferred to the club, (as a third party), for losses in excess of the deductible. Premiums are a reflection of loss experience over prior years; premiums do not equate to insurance pay-outs. Insurance risk for claims above the deductible is transferred to the club, and to the reinsurance syndicates to the extent that the cost of claims exceeds specified levels. Additional or supplemental premiums for prior open years may be assessed; however, they are not based on an individual member’s loss experience. Such premiums are based on requirements to maintain the stated legal reserves as required by the insurance regulators in the United Kingdom.

Results of Operations

     The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

	Three Months Ended June 30,
	2004		2003
		(in millions)
Revenue	$87.2	100%	$79.9	100%
Vessel and voyage expenses	50.2	58%	42.6	53%
General and administrative	9.3	11%	9.4	12%
Depreciation, amortization, and drydocking	17.1	20%	15.9	20%
Gain on disposal of assets, net	(2.0)	(2%)	(0.4)	0%

Income from operations	$12.5	14%	$12.4	15%

Interest expense, net	$8.3	10%	$8.1	10%

Other income (expense), net	$0.0	0%	$(0.3)	0%

Income before provision for income taxes	$4.3	5%	$4.0	5%

Net income	$2.7	3%	$2.7	3%

Three months ended June 30, 2004 compared with the three months ended June 30, 2003

     Revenue. Revenue during the three months ended June 30, 2004 increased 9.1% from $79.9 million to $87.2 million versus the comparable period in 2003. The increase primarily reflects higher revenue from the Company’s marine transportation services segment and, to a lesser extent, higher offshore and towing revenue.

     Offshore revenue during the three months ended June 30, 2004 increased 5.0% from $39.2 million to $41.2 million versus the comparable period in 2003. The increase primarily reflects revenue growth in West Africa due to higher day rates and increased number of vessels.

     Marine transportation revenue during the three months ended June 30, 2004 increased 14.7% from $31.8 million to $36.4 million versus the comparable period in 2003. The increase primarily reflects the revenue impact from the two new foreign-flag tankers as they entered service toward the end of March 2004. In addition, revenue increased for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004.

     Towing revenue during the three months ended June 30, 2004 increased 8.3% from $9.0 million to $9.8 million versus the comparable period in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher rates and improved utilization of the Company’s tug fleet.

     Vessel and Voyage Expenses. Vessel and voyage expenses during the three months ended June 30, 2004 increased 17.9% from $42.6 million to $50.2 million versus the comparable period in 2003. Charter hire increased as a result of additional bareboat expenses in the offshore segment as the Company acquired four vessels in 2003 through bareboat charter contracts. Repairs and maintenance increased primarily due to repairs performed in the tanker segment. Insurance increased due to higher P&I premiums and higher P&I claim reserves. Fuel and consumables increased as a result of higher prices in the offshore, tanker and towing segments.

     General and Administrative Expenses. General and administrative expenses during the three months ended June 30, 2004 remained substantially the same at $9.3 million versus $9.4 million in the comparable period in 2003.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the three months ended June 30, 2004 increased 7.6% from $15.9 million to $17.1 million versus the comparable period in 2003. The increase is due to a higher number of drydockings subsequent to June 30, 2003, primarily in the tanker and offshore segments.

     Gain on Disposal of Assets, Net. Gain on disposal of assets during the three months ended June 30, 2004 increased to a gain of $2.0 million from a gain of $0.4 million versus the comparable period in 2003. The number of vessels sold decreased to three for the three months ended June 30, 2004 compared to 10 for the same period in 2003. However, the gain in 2004 included the sale of the Seabulk Maintainer, which had a gain of approximately $1.5 million.

     Net Interest Expense. Net interest expense during the three months ended June 30, 2004 remained substantially the same at $8.3 million versus $8.1 million in the comparable period in 2003.

     Other Income (Expense), Net. Other income (expense), net during the three months ended June 30, 2004 was zero versus expense of $0.3 million in the comparable period in 2003. The expense in 2003 included $0.2 million in minority interest.

Six months ended June 30, 2004 compared with the six months ended June 30, 2003

     Revenue. Revenue during the six months ended June 30, 2004 increased 8.0% from $157.2 million to $169.7 million versus the comparable period in 2003. The increase primarily reflects higher revenue from the Company’s marine transportation services segment and, to a lesser extent, higher offshore and towing revenue.

     Offshore revenue during the six months ended June 30, 2004 increased 4.8% from $77.1 million to $80.8 million versus the comparable period in 2003. The increase primarily reflects revenue growth in West Africa due to increased utilization, higher day rates, and increased number of vessels.

     Marine transportation revenue during the six months ended June 30, 2004 increased 12.8% from $61.9 million to $69.9 million versus the comparable period in 2003. The increase primarily reflects the addition of the Company’s two foreign-flag double-hull product tankers in March 2004. In addition, revenue increased for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004.

     Towing revenue during the six months ended June 30, 2004 increased 5.7% from $18.3 million to $19.3 million versus the comparable period in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher rates and improved utilization of the Company’s tug fleet.

     Vessel and Voyage Expenses. Vessel and voyage expenses during the six months ended June 30, 2004 increased 15.7% from $84.0 million to $97.1 million versus the comparable period in 2003. Charter hire increased as a result of additional bareboat expenses in the offshore segment as the Company acquired four vessels in 2003 through bareboat charter contracts. Repairs and maintenance increased primarily due to repairs performed in the tanker segment. Insurance increased due to higher P&I premiums and higher P&I claim reserves. Fuel and consumables increased as a result of higher prices in the offshore, tanker and towing segments.

     General and Administrative Expenses. General and administrative expenses during the six months ended June 30, 2004 remained substantially the same at $18.7 million versus $18.8 million in the comparable period in 2003.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the six months ended June 30, 2004 increased 1.5% from $32.4 million to $32.9 million versus the comparable period in 2003. The increase is due to a higher number of drydockings subsequent to June 30, 2003, primarily in the tanker and offshore segments, offset somewhat by a reduction in depreciation expense, as the Company has been selling its older and smaller units.

     Gain on Disposal of Assets, Net. Gain on disposal of assets during the six months ended June 30, 2004 increased 67.1% from a gain of $1.2 million to a gain of $2.0 million versus the comparable period in 2003. The number of vessels sold decreased to four for the six months ended June 30, 2004 compared to 16 for the same period in 2003. However, sales in 2004 included the Seabulk Maintainer, which had a gain of approximately $1.5 million.

     Net Interest Expense. Net interest expense during the six months ended June 30, 2004 remained substantially the same at $16.3 million versus $16.1 million in the comparable period in 2003.

     Other Income (Expense), Net. Other income (expense), net during the six months ended June 30, 2004 increased to $4.6 million versus expense of $0.3 million in the comparable period in 2003. The increase is primarily due to the proceeds from the Company’s settlement of litigation, in which it received a total of $4.5 million from two of its suppliers in March 2004.

Liquidity and Capital Resources

     At June 30, 2004, the Company had cash on hand of $10.3 million and working capital of approximately $32.5 million. The Company’s main sources of liquidity are cash from operations, borrowings under its amended credit facility, and proceeds from the sale of vessels with marginal operating performance. For the six months ended June 30, 2004, cash from operations totaled $21.1 million, which was $5.3 million less than in the same period in 2003. At June 30, 2004, availability under our $80.0 million amended senior credit facility was approximately $20.0 million. Additionally, the Company received approximately $3.1 million from the sale of vessels during the first half of 2004. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further under “Additional Business and Corporate Risk Factors” in Part 1, Item 1 of the 2003 Form 10-K. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company currently has a commitment from a lender to fund 80% of the cost of an additional vessel that it has contracted to purchase.

Off-Balance Sheet Arrangements

     The Company does not have any financial instruments classified as off-balance sheet as of June 30, 2004 and December 31, 2003.

     Long-Term Debt. Long-term debt, including capital leases and current maturities, consisted of the following (in millions):

	Outstanding	Outstanding
	Balance	Balance		Interest Rate
	as of	as of		as of
	June 30,	December 31,		August 2,
Facility	2004	2003	Maturity	2004
Senior Notes	$148.0	$151.5	2013	9.50%(a)
Amended credit facility	50.0	30.0	2008	5.48%
Title XI financing bonds	212.6	216.1	2005 to 2024	5.86% to 10.10%
Other notes payable	69.5	23.1	2003 to 2011	3.13% to 8.50%
Capital leases	34.0	35.8	2004 to 2013	5.57% to 10.0%

Total	$514.1	$456.5

(a) The Company effectively converted the interest rate on its outstanding 9.50% Senior Notes to a floating rate based on LIBOR. Pursuant to our interest rate swap agreement, the current effective floating interest rate is 6.05%.

     In addition to the amended credit facility balance of $50.0 million, there are $5.9 million in outstanding letters of credit as of June 30, 2004. The Company is subject to semi-annual reductions on the amended credit facility commencing February 5, 2004 with the final payment due in August 2008.

     Material Changes in Contractual Obligations. In March 2004, the Company acquired the Seabulk Reliant and the Seabulk Trust. To finance this transaction, a subsidiary of the Company entered into a loan agreement and mortgage with a syndicate of banks led by Nordea Bank. The loan was in the principal amount of $49.6 million for a term of seven years.

     In January 2004, the Company entered into a contract with Labroy Marine Ltd. of Singapore for the construction of a terminal support tug for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company has also entered into a forward exchange contract intended to fully hedge its foreign currency commitment. Under the contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the purchase agreement. The purchase price will be financed by a combination of bank borrowings and available cash. The tug will be employed on a long-term contract in Angola.

     A covenant in the Company’s amended credit agreement was amended as of February 26, 2004, to allow the Company a greater degree of flexibility under the debt/EBITDA ratio.

     Capital Requirements. The Company’s capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions.

     During the first half of 2004, the Company spent $94.0 million for drydocking costs and newbuild vessels. Of this amount, approximately $10.5 million was expended for drydockings and approximately $62.0 million for the purchase of the two double-hull product tankers, Seabulk Reliant and Seabulk Trust. Expenditures on the construction of four and the purchase of one offshore newbuild vessel totaled approximately $21.2 million.

     Management expects to continue implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

     The Company anticipates that capital requirements for drydocking and newbuild vessels for the remainder of 2004 will be approximately $45.0 million. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

     The Company’s amended credit agreement contains certain restrictive financial covenants that, among other things, require minimum levels of EBITDA and tangible net worth. A covenant was amended as of February 26, 2004 to allow the Company a greater degree of flexibility under the debt/EBITDA ratio.

     The Company is in compliance with the financial covenants of the Senior Notes at June 30, 2004. The Senior Notes require the Company to make payments of interest only. Based on current financial projections, the Company expects to be in compliance through the balance of 2004.

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

     Cash Flows. Net cash provided by operating activities totaled $21.1 million for the six months ended June 30, 2004 compared to $26.4 million for the same period in 2003. The decrease in cash provided by operating activities resulted in part from an additional $1.8 million in interest payments primarily due to the Senior Notes as well as an increase in drydock expenditures of $3.4 million.

     Net cash used in investing activities was $80.6 million for the six months ended June 30, 2004 compared to $14.7 million for the same period in 2003. The increase in cash used in investing activities was due primarily to the purchase of vessels and equipment. In 2004, the Company used approximately $62.0 million for the purchase of the two foreign-flag product tankers and approximately $21.2 million for the construction of four and the purchase of one new offshore vessel.

     Net cash provided by financing activities for the six months ended June 30, 2004 was $62.4 million compared to net cash provided in financing activities of $1.6 million for the same period in 2003. The cash provided by financing activities in 2004 is mainly attributable to additional financing related to the purchase of the Seabulk Reliant and Seabulk Trust, and additional financing under the Company’s amended credit facility.

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

     In June 2001, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 30 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear AcSEC’s proposed SOP. It has indicated that the accounting matters covered by the SOP will be addressed during the 2005-2006 time frame.

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

     The fair value of the interest rate swap is the present value of the projected future net cash flows, based on the change in the United States swap yield curve. The Company expects the fair value of the swap to change in accordance with the movements in the swap yield curve. The fair value of the swap is reflected in the carrying value of the Senior Notes. At the inception of the swap agreement, the carrying value of the Senior Notes was $150 million. The carrying value increased to $151.5 million at 12/31/03 and subsequently decreased $148 million at 6/30/04.

     A hypothetical 2.0% increase in interest rates on $150 million of debt would cause the Company interest expense on average to increase approximately $3.0 million per year over the remaining term of the swap agreement. The swap agreement is secured by a second lien on the assets that secure the Company’s amended credit facility.

     In connection with the Senior Notes offering in August 2003, the Company amended and restated its existing credit facility. The amended credit facility consists of an $80 million revolving credit facility and has a five-year maturity. The interest rate is currently 5.48%. A hypothetical 2.0% increase in interest rates on $80 million of debt would cause the Company’s interest expense to increase on average approximately $1.2 million per year over the remaining term of the loan, with a corresponding decrease in income before taxes.

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

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on May 27, 2004. At the meeting, the shareholders elected the following individuals to one-year terms as members of the Board of Directors: Ari J. Benacerraf, Peter H. Cressy, David A. Durkin, Kenneth V. Huseman, Robert L. Keiser, Gerhard E. Kurz, Pierre F. Lapeyre, Jr., David M. Leuschen, Thomas P. Moore, Jr., and Steven A. Webster.

     The voting results of the election of directors and the ratification of the appointment of Ernst & Young LLP as independent public accountants for the year 2004 voted upon at the meeting are as follows:

Election of Directors:

Nominee	Votes For	Authority Withheld
Ari J. Benacerraf	22,250,883	875,530
Peter H. Cressy	23,080,575	45,838
David A. Durkin	22,391,286	735,127
Kenneth V. Huseman	22,495,580	630,833
Robert L. Keiser	23,080,575	45,838
Gerhard E. Kurz	22,495,580	630,833
Pierre F. Lapeyre, Jr.	22,335,877	790,536
David M. Leuschen	23,335,977	790,436
Thomas P. Moore, Jr.	23,080,575	45,838
Steven A. Webster	22,319,474	806,939

     To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the year ending December 31, 2004:

Votes For	Votes Against	Votes Abstaining
23,116,715	2,188	7,510

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

10.14	Severance Agreement between the Company and Vincent J. deSostoa dated April 10, 2003.

10.15	Severance Agreement between the Company and Larry D. Francois dated April 10, 2003.

10.16	Severance Agreement between the Company and Alan R. Twaits dated April 10, 2003.

10.17	Severance Agreement between the Company and Hubert E. Thyssen dated April 21, 2003.

10.18	Severance Agreement between the Company and Michael J. Pellicci dated as of May 27, 2004.

10.19	Severance Agreement between the Company and Kenneth M. Rogers dated as of May 27, 2004.

10.20	Severance Agreement between the Company and L. Stephen Willrich dated as of May 27, 2004.

10.21	Subsidiary Guarantee Agreement dated as of March 16, 2004, among Seabulk International, Inc., the Subsidiary Guarantors named therein, Fortis Capital Corp, as Agents for the Counterparties to the Swap Agreements, Fortis Capital Corp., as Counterparty, NIB Capital Bank N.V., as Counterparty, and HBOS Treasury Services PLC, as Counterparty.

10.22	Supplemental Credit Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent.

10.23	First Supplemental Subsidiary Guarantee Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed (other than information reported pursuant to Item 9, which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended June 30, 2004:

1.	The Company filed a Current Report on Form 8-K dated May 14, 2004. Items 7 and 12 were reported and no financial statements were filed.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI

Michael J. Pellicci
VP - Finance and Corporate Controller
(Chief Accounting and Duly Authorized Officer)
Date: August 13, 2004