Form 10-Q
period 2004-09-30
SEABULK INTERNATIONAL INC
filed 2004-11-15
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number: 0-28732

SEABULK INTERNATIONAL, INC.

State of Incorporation: Delaware	I.R.S. Employer I.D.: 65-0966399

Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ✓ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES       NO ✓

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ✓ NO

There were 23,423,619 shares of Common Stock, par value $0.01 per share, outstanding at November 1, 2004.

SEABULK INTERNATIONAL, INC.
FORM 10-Q

Item	Page
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	34
Part II. Other Information
Item 1. Legal Proceedings	35
Item 2. Changes in Securities and Use of Proceeds	35
Item 3. Defaults upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits and Reports on Form 8-K	35
Signature	37
Certifications	38
Amendment No. 1 to Severance Agreement w/Vincent J. deSostoa
Amendment No. 1 to Severance Agreement w/Larry D. Francois
Amendment No. 1 to Severance Agreement w/Alan R. Twaits
Amendment No. 1 to Severance Agreement w/Hubert E. Thyssen
Amendment No. 1 to Severance Agreement w/Michael J. Pellicci
Amendment No. 1 to Severance Agreement w/Kenneth M. Rogers
Amendment No. 1 to Severance Agreement w/L. Stephen Willrich
Amendment No. 3 to Executive Employment Agreement w/Gerhard E. Kurz
Loan Agreement
Second Supplemental Credit Agreement
Second Supplemental Subsidiary Guarantee Agreement
Shipbuilding Contract (Hull T145)
Shipbuilding Contract (Hull T146)
Shipbuilding Contract (Hull T147)
Shipbuilding Contract (Hull T148)
Section 302 Certification - CEO
Section 302 Certification - CFO
Section 906 Certification - CEO
Section 906 Certification - CFO

As used in this Report, the term “Parent” means Seabulk International, Inc., and the term “Company” means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$11,133	$7,399
Restricted cash	37,943	30,656
Trade accounts receivable, net of allowance for doubtful accounts of $5,950 and $4,321 in 2004 and 2003, respectively	52,110	49,599
Other receivables	3,844	10,730
Marine operating supplies	8,704	8,155
Prepaid expenses and other	2,542	3,045

Total current assets	116,276	109,584
Vessels and equipment, net	588,062	527,026
Deferred costs, net	47,189	48,486
Other	14,326	9,344

Total assets	$765,853	$694,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,530	$18,805
Current maturities of long-term debt	16,172	11,037
Current obligations under capital leases	3,652	3,521
Accrued interest	5,928	5,812
Accrued liabilities and other	37,145	37,363

Total current liabilities	72,427	76,538
Long-term debt	319,274	258,217
Senior notes	152,686	151,472
Obligations under capital leases	29,515	32,246
Other liabilities	3,384	3,136

Total liabilities	577,286	521,609
Commitments and contingencies
Minority interest	659	476
Stockholders’ equity:
Preferred stock, no par value-authorized 5,000; issued and outstanding, none	—	—
Common stock-$.01 par value, authorized 40,000 shares; 23,410 and 23,347 shares issued and outstanding in 2004 and 2003, respectively	234	233
Additional paid-in capital	259,622	259,134
Unearned compensation	(826)	(699)
Other comprehensive income	7	—
Accumulated deficit	(71,129)	(86,313)

Total stockholders’ equity	187,908	172,355

Total liabilities and stockholders’ equity	$765,853	$694,440

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$89,361	$79,670	$259,098	$236,823
Vessel and voyage expenses:
Crew payroll and benefits	22,066	21,195	66,344	63,514
Charter hire	3,199	2,285	10,730	5,934
Repairs and maintenance	5,943	6,647	20,115	18,844
Insurance	2,929	3,347	9,253	8,290
Fuel and consumables	7,373	6,490	22,183	18,735
Port charges and other	5,451	4,420	15,437	13,020

	46,961	44,384	144,062	128,337
General and administrative	9,332	9,774	28,080	28,532
Depreciation, amortization and drydocking	16,723	16,285	49,640	48,702
Gain on disposal of assets, net	(446)	(250)	(2,423)	(1,433)

Total	72,570	70,193	219,359	204,138

Income from operations	16,791	9,477	39,739	32,685
Other income (expense):
Interest expense	(8,422)	(9,109)	(24,866)	(25,410)
Interest income	91	91	209	300
Minority interest in (gains) losses of subsidiaries	(241)	61	(183)	(166)
Loss on early extinguishment of debt	—	(1,692)	—	(1,692)
Other, net	63	528	4,639	463

Total other expense, net	(8,509)	(10,121)	(20,201)	(26,505)

Income (loss) before provision for income taxes	8,282	(644)	19,538	6,180
Provision for income taxes	1,469	1,232	4,354	3,810

Net income (loss)	$6,813	$(1,876)	$15,184	$2,370

Net income (loss) per common share:
Net income (loss) per common share - basic	$0.29	$(0.08)	$0.65	$0.10

Net income (loss) per common share - diluted	$0.29	$(0.08)	$0.64	$0.10

Weighted average common shares outstanding - basic	23,262	23,199	23,257	23,161

Weighted average common shares outstanding - diluted	23,676	23,199	23,690	23,527

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income	$15,184	$2,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of vessels and equipment	30,442	31,986
Expenditures for drydocking	(18,118)	(19,833)
Amortization of drydocking costs	19,198	16,716
Amortization of discount on long-term debt & deferred financing costs	1,280	1,123
Provision for bad debts	2,085	161
Gain on disposal of assets	(2,423)	(1,433)
Loss on early extinguishment of debt	—	1,692
Minority interest in gains of subsidiaries	183	166
Other non-cash items	187	172
Changes in operating assets and liabilities:
Trade accounts and other receivables	2,290	(6,590)
Other current and long-term assets	(3,640)	534
Accounts payable and other liabilities	(9,164)	10,061

Net cash provided by operating activities	37,504	37,125
Investing activities:
Proceeds from disposals of assets	3,770	8,647
Purchases of vessels and equipment	(92,717)	(24,208)
Investment in Joint Venture	(240)	(400)

Net cash used in investing activities	(89,187)	(15,961)
Financing activities:
Payments of Fortis debt	(1,483)	—
Proceeds from Fortis debt	20,000	—
Payments of prior credit facility	—	(148,179)
Proceeds from 9.5% senior notes	—	150,000
Payments of long-term debt	(5,489)	(4,392)
Proceeds from long-term debt	57,193	6,525
Payments of Title XI bonds	(3,984)	(15,552)
Payments of other deferred financing costs	(823)	(61)
Issue costs related to senior notes and amended credit facility	(285)	—
Payments of deferred financing costs under senior notes and credit facility	—	(4,607)
Net proceeds from sale leaseback	—	13,274
Payments of obligations under capital leases	(2,600)	(8,538)
Capitalized issue costs related to issuance of common stock	—	(27)
Proceeds from exercise of stock options	175	242
Proceeds from exercise of warrants	—	1
Increase in restricted cash	(7,287)	(8,143)

Net cash provided (used in) by financing activities	55,417	(19,457)

Change in cash and cash equivalents	3,734	1,707
Cash and cash equivalents at beginning of period	7,399	17,544

Cash and cash equivalents at end of period	$11,133	$19,251

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap	$1,214	$—

See notes to financial statements.

Seabulk International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2004 (Unaudited)

1. Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In addition to net income, the only other component of total comprehensive income is that related to the foreign currency forward contract of approximately $7,000 as discussed below. Certain financial statement reclassifications have been made to conform prior period data to the 2004 financial statement presentation.

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

     In January 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a terminal support tug to be named Seabulk Angola for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company also entered into a forward exchange contract intended to fully hedge its foreign currency commitment. Under the forward contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the construction agreement. In July 2004, the Company entered into a loan agreement with Caterpillar Financial Services Corporation (“CFSC”) to finance the construction of the vessel. The loan will be paid in installments of principal and interest for a term of 120 months at the rate of one month LIBOR plus 3.68% per year. The vessel will be employed on a long-term contract in Angola.

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

     In March 2004, the Company received $400,000 from the settlement of litigation over a previous joint venture and $4.5 million from the settlement of litigation against two of its suppliers. The settlement against its suppliers represents reimbursement for certain direct expenses and economic losses that adversely affected operating results. The Company recorded the $4.5 million proceeds as other income in the statement of operations.

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

     In May 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of an anchor handling tug supply vessel to be named Seabulk Luanda for delivery in mid-2005. In October 2004, the Company entered into a loan agreement with Caterpillar Financial Services Corporation (“CFSC”) to finance the construction of the anchor handling tug supply vessel for the Singapore dollar equivalent of U.S. $14.3 million. The loan will be paid in installments of principal and interest for a term of 120 months at the rate of one month LIBOR plus 3.68% per year. The vessel will be employed on a long-term contract in Angola.

     In May 2004, the Company entered into a contract with Jaya Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a multi-purpose offshore supply vessel with a four point mooring system to be named Seabulk Advantage for delivery in late 2004. The vessel will be constructed at a cost of approximately $8.6 million. The purchase price will be financed by a combination of bank borrowings and available cash.

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

     In July 2004, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, to finance the construction of two offshore supply vessels. The vessels will be constructed by Estaleiro Promar I Reparos Navais Ltda (“Promar”), and will be used to service oil drilling and production companies. The loan in the principal amount of $29.9 million is divided into two Subcredits “A” and “B” in the amounts of $15.0 million and $14.9 million, respectively. As required by the construction agreements, progress payments for Subcredits A and B are demandable at various dates monthly for sixteen year terms with final installments due May 2021 and August 2021, respectively. The Company took delivery of the first vessel, the Seabulk Brasil, in October 2004.

     In September 2004, the Company sold the Seabulk Bolivar and the Seabulk Baldwin, two offshore crew boats operating in the U.S. Gulf. Proceeds from the sale of the vessels were $150,000 each. The gains on the sale of the Seabulk Bolivar and the Seabulk Baldwin were approximately $123,000 and $100,000, respectively.

     In October 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of four anchor handling tug supply vessels with an option for four additional vessels. Built at a combined cost of approximately $43.7 million with delivery scheduled in 2006, the vessels will work under long-term contracts in West Africa and Southeast Asia.

3. Income Taxes

     The current provision for income taxes for the three and nine-months ended September 30, 2004 represents expected tax obligations on foreign-source revenue. For the three and nine-months ended September 30, 2003, a gross tax liability and benefit was computed using an estimated annual effective tax rate of 36%. For the three and nine months ended September 30, 2004, a domestic tax provision was computed using an estimated annual effective tax rate of 35%. A corresponding reduction in the valuation allowance was recorded resulting in no net domestic provision. Management has recorded a valuation allowance at September 30, 2004 and 2003 to reduce the net deferred tax assets to an amount that is likely to be realized. After application of the valuation allowance, the net deferred tax assets are zero.

4. Net Income per Common Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands, except for per share data)
Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders	$6,813	$(1,876)	$15,184	$2,370

Denominator for basic net income per share-weighted average shares	23,262	23,199	23,257	23,161
Effects of dilutive securities:
Stock options	205	—	226	173
Warrants	157	—	159	178
Restricted shares	52	—	47	15

Dilutive potential common shares	414	—	433	366

Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	23,676	23,199	23,690	23,527

Net income per share – basic	$0.29	$(0.08)	$0.65	$0.10

Net income per share – diluted	$0.29	$(0.08)	$0.64	$0.10

     The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2004 and 2003 excludes 241,000 and 605,000 options, respectively. Additionally, 250,000 warrants are excluded from the weighted average diluted common shares outstanding for the three and nine months ended September 30, 2003. These common stock equivalents are excluded because they are antidilutive.

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

The following schedule presents segment and geographic information about the Company’s operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
Offshore energy support	$40,661	$42,012	$121,417	$119,080
Marine transportation services	38,067	27,981	107,937	89,908
Towing	10,742	9,799	30,079	28,100
Eliminations(1)	(109)	(122)	(335)	(265)

Total	$89,361	$79,670	$259,098	$236,823

Vessel and voyage expenses
Offshore energy support	$22,495	$24,535	$73,294	$70,752
Marine transportation services	18,538	14,580	53,887	42,350
Towing	6,037	5,391	17,216	15,500
Eliminations(1)	(109)	(122)	(335)	(265)

Total	$46,961	$44,384	$144,062	$128,337

Depreciation, amortization and drydocking
Offshore energy support	$9,450	$9,993	$28,741	$30,583
Marine transportation services	6,210	4,910	17,894	14,068
Towing	992	956	2,800	2,774
General corporate	71	426	205	1,277

Total	$16,723	$16,285	$49,640	$48,702

Income (loss) from operations
Offshore energy support	$4,911	$3,077	$7,366	$5,305
Marine transportation services	12,277	7,578	33,399	30,625
Towing	2,564	2,084	6,523	5,896
General corporate	(2,961)	(3,262)	(7,549)	(9,141)

Total	$16,791	$9,477	$39,739	$32,685

Net income (loss)
Offshore energy support	$597	$(1,672)	$(5,481)	$(7,936)
Marine transportation services	7,365	3,737	19,523	17,751
Towing	1,788	1,028	4,206	3,362
General corporate	(2,937)	(4,969)	(3,064)	(10,807)

Total	$6,813	$(1,876)	$15,184	$2,370

Geographic revenue
Domestic	$58,584	$49,600	$163,754	$148,849
Foreign
West Africa	20,594	19,396	64,633	59,125
Middle East	6,567	6,804	19,773	17,637
Southeast Asia	3,616	3,870	10,938	11,212

Consolidated geographic revenue	$89,361	$79,670	$259,098	$236,823

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

     The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company’s stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS 123, the Company’s net income would have changed to the pro forma amounts presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), reported	$6,813	$(1,876)	$15,184	$2,370
Stock-based compensation expense determined under the fair value method	$(410)	$(66)	$(981)	$(763)

Pro forma net income (loss)	$6,403	$(1,942)	$14,203	$1,607

Net income (loss) per common share:
Basic-as reported	$0.29	$(0.08)	$0.65	$0.10

Basic-pro forma	$0.28	$(0.08)	$0.61	$0.07

Diluted-as reported	$0.29	$(0.08)	$0.64	$0.10

Diluted-pro forma	$0.27	$(0.08)	$0.60	$0.07

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

9. Subsequent Events

     In October 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of four anchor handling tug supply vessels with an option for four additional vessels. Built at a combined cost of approximately $43.7 million with delivery scheduled in 2006, the vessels will work under long-term contracts in West Africa and Southeast Asia.

     In November 2004, the Company sold the Seabulk Penguin II, an anchor handling tug supply vessel operating in West Africa. Proceeds from the sale of the vessel were $1.1 million. The gain on the sale of the vessel was approximately $569,000.

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

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of September 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$214	$733	$1,212	$8,974	$—	$—	$11,133
Restricted cash	2,198	—	—	1,478	34,267	—	37,943
Trade accounts receivable, net	36	14,259	1,049	35,126	1,640	—	52,110
Other receivables	1,495	1,926	3	246	174	—	3,844
Marine operating supplies	90	1,725	616	3,580	2,693	—	8,704
Due from affiliates	—	67,691	—	116,377	4,113	(188,181)	—
Prepaid expenses and other	942	267	—	1,081	252	—	2,542

Total current assets	4,975	86,601	2,880	166,862	43,139	(188,181)	116,276
Vessels and equipment, net	46,194	191,698	28,043	111,233	210,894		588,062
Deferred costs, net	15,855	7,168	412	14,587	9,167		47,189
Investments in affiliates	514,149	2,591	—	—	—	(516,740)	—
Due from affiliates	27,435	—	—	—	—	(27,435)	—
Other	2,925	1,400	—	1,428	8,573		14,326

Total assets	$611,533	$289,458	$31,335	$294,110	$271,773	$(732,356)	$765,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,290	$1,729	$—	$6,002	$509	$—	$9,530
Current maturities of long-term debt	3,800	7,062	—	137	5,173	—	16,172
Current obligations under capital leases	1,083	2,569	—	—	—	—	3,652
Accrued interest	1,473	163	—	4	4,288	—	5,928
Due to affiliates	188,181	—	—	—	—	(188,181)	—
Accrued liabilities and other	10,150	3,680	606	19,884	2,825	—	37,145

Total current liabilities	205,977	15,203	606	26,027	12,795	(188,181)	72,427
Long-term debt	55,734	55,043	—	5,109	203,388	—	319,274
Senior notes	152,686	—	—	—	—	—	152,686
Obligations under capital leases	10,752	18,763	—	—	—	—	29,515
Due to affiliates	—	—	27,434	—	—	(27,434)	—
Other liabilities	1,501	249	—	1,585	49	—	3,384

Total liabilities	426,650	89,258	28,040	32,721	216,232	(215,615)	577,286

Commitments and contingencies
Minority interest	—	—	—	—	—	659	659
Total stockholders’ equity	184,883	200,200	3,295	261,389	55,541	(517,400)	187,908

Total liabilities and stockholders’ equity	$611,533	$289,458	$31,335	$294,110	$271,773	$(732,356)	$765,853

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$217	$452	$1,030	$5,700	$—	$—	$7,399
Restricted cash	2,198	—	—	1,478	26,980	—	30,656
Trade accounts receivable, net	(296)	13,686	822	34,161	1,226	—	49,599
Other receivables	3,739	3,338	16	2,799	838	—	10,730
Marine operating supplies	121	1,575	482	3,504	2,473	—	8,155
Due from affiliates	—	73,837	—	120,556	3,377	(197,770)	—
Prepaid expenses and other	960	365	19	1,505	196	—	3,045

Total current assets	6,939	93,253	2,369	169,703	35,090	(197,770)	109,584
Vessels and equipment, net	34,998	138,211	29,893	106,401	217,523	—	527,026
Deferred costs, net	13,869	9,347	1,022	14,202	10,046	—	48,486
Investments in affiliates	506,250	2,214	—	—	—	(508,464)	—
Due from affiliates	30,069	—	—	—	—	(30,069)	—
Other	1,709	2,234	—	1,562	3,839	—	9,344

Total assets	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,256	$2,658	$—	$9,504	$1,387	$—	$18,805
Current maturities of long-term debt	4,250	1,650	—	139	4,998	—	11,037
Current obligations under capital leases	1,039	2,482	—	—	—	—	3,521
Accrued interest	5,079	100	—	—	633		5,812
Due to affiliates	197,707	—	63	—	—	(197,770)	—
Accrued liabilities and other	11,395	3,010	415	20,293	2,250	—	37,363

Total current liabilities	224,726	9,900	478	29,936	9,268	(197,770)	76,538
Long-term debt	35,575	14,665	—	1,958	206,019	—	258,217
Senior notes	151,472	—	—	—	—	—	151,472
Obligations under capital leases	11,569	20,677	—	—	—	—	32,246
Due to affiliates	—	—	30,069	—	—	(30,069)	—
Other liabilities	1,660	273	—	1,157	46	—	3,136

Total liabilities	425,002	45,515	30,547	33,051	215,333	(227,839)	521,609

Commitments and contingencies
Minority interest	—	—	—	—	—	476	476
Total stockholders’ equity	168,832	199,744	2,737	258,817	51,165	(508,940)	172,355

Total liabilities and stockholders’ equity	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended September 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$10,924	$23,889	$4,690	$31,018	$18,950	$(110)	$89,361
Vessel and voyage expenses	6,749	12,280	2,488	17,025	8,529	(110)	46,961
General and administrative	3,232	1,956	265	3,449	430	—	9,332
Depreciation, amortization and drydocking	1,986	4,228	820	6,933	2,756	—	16,723
Gain on disposal of assets, net	—	(446)	—	—	—	—	(446)

Income (loss) from operations	(1,043)	5,871	1,117	3,611	7,235	—	16,791
Other income (expense), net	3	(2,372)	(382)	(1,704)	(3,813)	(241)	(8,509)

Income (loss) before provision for income taxes	(1,040)	3,499	735	1,907	3,422	(241)	8,282
Provision for income taxes	—	—	—	1,469	—	—	1,469

Net (loss) income	$(1,040)	$3,499	$735	$438	$3,422	$(241)	$6,813

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended September 30, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$9,609	$21,458	$3,358	$30,368	$14,999	$(122)	$79,670
Vessel and voyage expenses	6,386	13,317	2,098	16,609	6,096	(122)	44,384
General and administrative	3,139	2,540	208	3,482	405	—	9,774
Depreciation, amortization and drydocking	2,053	3,745	821	7,218	2,448	—	16,285
(Gain) loss on disposal of assets, net	—	(253)	—	3	—	—	(250)

Income (loss) from operations	(1,969)	2,109	231	3,056	6,050	—	9,477
Other income (expense), net	(1,302)	(2,391)	(410)	(2,184)	(3,895)	61	(10,121)

Income (loss) before provision for income taxes	(3,271)	(282)	(179)	872	2,155	61	(644)
Provision for income taxes	—	—	—	1,232	—	—	1,232

Net income (loss)	$(3,271)	$(282)	$(179)	$(360)	$2,155	$61	$(1,876)

	Condensed Consolidating Statement of Operations
	(in thousands)
	Nine months ended September 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$33,214	$63,051	$11,778	$96,117	$55,274	$(336)	$259,098
Vessel and voyage expenses	19,499	38,073	7,000	54,179	25,647	(336)	144,062
General and administrative	8,234	6,487	680	11,551	1,128	—	28,080
Depreciation, amortization and drydocking	5,916	12,435	2,463	20,668	8,158	—	49,640
Gain on disposal of assets, net	—	(631)	—	(1,792)	—	—	(2,423)

Income (loss) from operations	(435)	6,687	1,635	11,511	20,341	—	39,739
Other income (expense), net	4,338	(6,609)	(1,076)	(5,091)	(11,580)	(183)	(20,201)

Income (loss) before provision for income taxes	3,903	78	559	6,420	8,761	(183)	19,538
Provision for income taxes	—	—	—	4,354	—	—	4,354

Net income (loss)	$3,903	$78	$559	$2,066	$8,761	$(183)	$15,184

	Condensed Consolidating Statement of Operations
	(in thousands)
	Nine months ended September 30, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$33,366	$59,023	$10,705	$88,272	$45,722	$(265)	$236,823
Vessel and voyage expenses	18,161	37,864	6,105	48,386	18,086	(265)	128,337
General and administrative	8,848	7,425	663	10,389	1,207	—	28,532
Depreciation, amortization and drydocking	5,920	11,714	2,166	21,691	7,211	—	48,702
Gain on disposal of assets, net	—	(1,040)	—	(393)	—	—	(1,433)

Income from operations	437	3,060	1,771	8,199	19,218	—	32,685
Other expense, net	(1,329)	(6,686)	(1,261)	(5,281)	(11,782)	(166)	(26,505)

Income (loss) before provision for income taxes	(892)	(3,626)	510	2,918	7,436	(166)	6,180
Provision for income taxes	—	—	—	3,810	—	—	3,810

Net income (loss)	$(892)	$(3,626)	$510	$(892)	$7,436	$(166)	$2,370

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Nine months ended September 30, 2004
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash provided by (used in) operating activities	$(4,121)	$12,944	$182
Investing activities:
Proceeds from disposals of assets	—	311	—
Purchases of vessels and equipment	(11,787)	(62,268)
Investment in Joint Venture	—	—	—

Net cash used in investing activities	(11,787)	(61,957)	—
Financing activities:
Payments of Fortis debt	(1,483)	—	—
Proceeds from Fortis debt	20,000	—	—
Payments of long-term debt	(4,278)	(1,211)	—
Proceeds from long-term debt	4,293	52,900	—
Payments of Title XI bonds	(1,525)	—	—
Payment of other deferred financing costs	(218)	(569)	—
Issue costs related to senior notes and amended credit facility	(285)	—	—
Payments of obligations under capital leases	(774)	(1,826)	—
Proceeds from exercise of stock options	175	—	—
Increase in restricted cash	—	—	—

Net cash (used in) provided by financing activities	15,905	49,294	—

Change in cash and cash equivalents	(3)	281	182
Cash and cash equivalents at beginning of period	217	452	1,030

Cash and cash equivalents at end of period	$214	$733	$1,212

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Nine months ended September 30, 2004
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$18,718	$9,781	$—	$37,504
Investing activities:
Proceeds from disposals of assets	3,459	—	—	3,770
Purchases of vessels and equipment	(18,627)	(35)	—	(92,717)
Investment in Joint Venture	(240)	—	—	(240)

Net cash used in investing activities	(15,408)	(35)	—	(89,187)
Financing activities:
Payments of Fortis debt	—	—	—	(1,483)
Proceeds from Fortis debt	—	—	—	20,000
Payments of long-term debt	—	—	—	(5,489)
Proceeds from long-term debt	—	—	—	57,193
Payments of Title XI bonds	—	(2,459)	—	(3,984)
Payment of other deferred financing costs	(36)	—	—	(823)
Issue costs related to senior notes and amended credit facility	—	—	—	(285)
Payments of obligations under capital leases	—	—	—	(2,600)
Proceeds from exercise of stock options	—	—	—	175
Increase in restricted cash	—	(7,287)	—	(7,287)

Net cash (used in) provided by financing activities	(36)	(9,746)	—	55,417

Change in cash and cash equivalents	3,274	—	—	3,734
Cash and cash equivalents at beginning of period	5,700	—	—	7,399

Cash and cash equivalents at end of period	$8,974	$—	$—	$11,133

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Nine months ended September 30, 2003
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash provided by (used in) operating activities	$(9,541)	$11,944	$2,993
Investing activities:
Proceeds from disposals of assets	—	3,993	—
Purchases of vessels and equipment	(1,253)	(1,314)	(11)
Investment in Joint Venture	—	—	—

Net cash used in financing activities	(1,253)	(2,679)	(11)
Financing activities:
Payments of prior credit facility	(148,179)	—	—
Proceeds of 9.5% senior notes	150,000	—	—
Payments of long-term debt	(3,075)	(1,317)	—
Proceeds from long-term debt	—	6,525	—
Payments of Title XI bonds	(1,525)	(11,730)	—
Payments of deferred financing costs under prior credit facility	(61)	—	—
Payments of deferred financing costs under 9.5% senior notes and amended credit facility	(4,607)	—	—
Net proceeds from sale leaseback	13,274	—	—
Payments of obligations under capital leases	(577)	(7,961)	—
Capitalized issue costs related to issuance of common stock	(27)	—	—
Proceeds from exercise of stock options	242	—	—
Proceeds from exercise of warrants	1	—	—
Increase in restricted cash	—	—	—

Net cash provided by (used in) financing activities	5,466	(14,483)	—

Change in cash and cash equivalents	(5,328)	140	2,982
Cash and cash equivalents at beginning of period	12,316	413	13

Cash and cash equivalents at end of period	$6,988	$553	$2,995

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Nine months ended September 30, 2003
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$21,243	$10,486	$—	$37,125
Investing activities:
Proceeds from disposals of assets	4,654	—	—	8,647
Purchases of vessels and equipment	(21,584)	(46)	—	(24,208)
Investment in Joint Venture	(400)	—	—	(400)

Net cash used in financing activities	(17,330)	(46)	—	(15,961)
Financing activities:
Payments of prior credit facility	—	—	—	(148,179)
Proceeds of 9.5% senior notes	—	—	—	150,000
Payments of long-term debt	—	—	—	(4,392)
Proceeds from long-term debt	—	—	—	6,525
Payments of Title XI bonds	—	(2,297)	—	(15,552)
Payments of deferred financing costs under existing credit facility	—	—	—	(61)
Payments of deferred financing costs under 9.5% senior notes and amended credit facility	—	—	—	(4,607)
Net proceeds from sale leaseback	—	—	—	13,274
Payments of obligations under capital Leases	—	—	—	(8,538)
Capitalized issue costs related to issuance of common stock	—	—	—	(27)
Proceeds from exercise of stock options	—	—	—	242
Proceeds from exercise of warrants	—	—	—	1
Increase in restricted cash	—	(8,143)	—	(8,143)

Net cash provided by (used in) financing activities	—	(2,297)	—	(19,457)

Change in cash and cash equivalents	3,913	8,143		1,707
Cash and cash equivalents at beginning of period	4,802	—	—	17,544

Cash and cash equivalents at end of period	$8,715	$8,143	$—	$19,251

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

Overview of Revenue

     The Company derives its revenue from three main lines of business - offshore energy support, marine transportation, and marine towing. Seabulk Offshore, the Company’s domestic and international offshore energy support business, accounted for approximately 47% and 50% of Company revenue for the nine months ended September 30, 2004 and 2003, respectively. Seabulk Tankers, our marine transportation business, consists of the Company’s tanker business, in which it operates ten U.S.-flag tankers, and two foreign-flag tankers. Nine of the U.S.-flag tankers are engaged in coastwise trade carrying petroleum products, crude oil, and chemicals, and one is employed in U.S. foreign commerce. The two foreign-flag vessels, acquired at the end of March 2004, have been employed in the world-wide foreign product shipping trade. Seabulk Tankers accounted for approximately 42% and 38% of Company revenue for the nine months ended September 30, 2004 and 2003, respectively. Seabulk Towing, the Company’s domestic harbor and offshore towing business, accounted for approximately 11% and 12% of Company revenue for the nine months ended September 30, 2004 and 2003, respectively.

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

     Periods for collection of receivables in certain foreign areas of operation in the offshore business, particularly in West Africa, are longer than is usual for the United States. The Company regularly monitors all such receivables accounts and believes that it has accrued adequate reserves where necessary. The Company reviews the creditworthiness of certain of its customers and potential customers in West Africa.

     As the Company’s offshore energy support fleet gets older, the Company’s strategy is to look for opportunities to improve its age profile by acquiring higher-value, larger and newer vessels, and selling a number of older and smaller vessels, mainly crewboats.

     In January 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a terminal support tug to be named Seabulk Angola for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company also entered into a forward exchange contract intended to fully hedge its foreign currency commitment. Under the forward contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the construction agreement. In July 2004, the Company entered into a loan agreement with Caterpillar Financial Services Corporation (“CFSC”) to finance the construction of the vessel. The loan will be paid in installments of principal and interest for a term of 120 months at the rate of one month LIBOR plus 3.68% per year. The vessel will be employed on a long-term contract in Angola.

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

     In May 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of an anchor handling tug supply vessel to be named Seabulk Luanda for delivery in mid-2005. In October 2004, the Company entered into a loan agreement with Caterpillar Financial Services Corporation (“CFSC”) to finance the construction of the anchor handling tug supply vessel for the Singapore dollar equivalent of U.S. $14.3 million. The loan will be paid in installments of principal and interest for a term of 120 months at the rate of one month LIBOR plus 3.68% per year. The vessel will be employed on a long-term contract in Angola.

     In May 2004, the Company entered into a contract with Jaya Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a multi-purpose offshore supply vessel with a four point mooring system to be named Seabulk Advantage for delivery in late 2004. The vessel will be constructed at a cost of approximately $8.6 million. The purchase price will be financed by a combination of bank borrowings and available cash.

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

     In July 2004, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, to finance the construction of two offshore supply vessels. The vessels will be constructed by Estaleiro Promar I Reparos Navais Ltda (“Promar”), and will be used to service oil drilling and production companies. The loan in the principal amount of $29.9 million is divided into two Subcredits “A” and “B” in the amounts of $15.0 million and $14.9 million, respectively. As required by the construction agreements, progress payments for Subcredits A and B are demandable at various dates monthly for sixteen year terms with final installments due May 2021 and August 2021, respectively. The Company took delivery of the first vessel, the Seabulk Brasil, in October 2004.

     In September 2004, the Company sold the Seabulk Bolivar and the Seabulk Baldwin, two offshore crew boats operating in the U.S. Gulf. Proceeds from the sale of the vessels were $150,000 each. The gains on the sale of the Seabulk Bolivar and the Seabulk Baldwin were approximately $123,000 and $100,000, respectively.

     In October 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of four anchor handling tug supply vessels with an option for four additional vessels. Built at a combined cost of approximately $43.7 million with delivery scheduled in 2006, the vessels will work under long-term contracts in West Africa and Southeast Asia.

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

	Q1 2004				Q2 2004				Q3 2004
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	22	2	21	—	21	2	21	—	18	2
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1
Effective Utilization(3)	43%	—	63%	—	52%	—	67%	—	68%	—	73%	—
Average Day Rate	$5,001	—	$2,410	—	$4,879	—	$2,442	—	$4,768	—	$2,705	—
West Africa
Vessels(2)	33	4	3	—	33	4	3	—	33	4	3	—
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	82%	86%	98%	—	83%	75%	94%	—	78%	67%	93%	—
Average Day Rate	$7,281	$6,193	$3,413	—	$7,350	$6,831	$3,524	—	$7,300	$6,196	$3,620	—
Middle East
Vessels(2)	6	5	7	5	6	5	7	4	6	5	7	4
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	89%	80%	79%	43%	97%	84%	92%	78%	83%	75%	93%	95%
Average Day Rate	$3,750	$4,565	$1,740	$3,966	$3,880	$4,739	$1,712	$5,043	$3,827	$4,951	$1,659	$4,804
Southeast Asia
Vessels(2)	8	—	—	1	7	—	—	1	7	—	—	1
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	66%	—	—	—	77%	—	—	—	88%	—	—	—
Average Day Rate	$5,422	—	—	—	$5,388	—	—	—	$5,400	—	—	—

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

(3)	Effective utilization excludes laid-up vessels.

	Q1 2003				Q2 2003
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	25	2	21	—	25	2
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	56%	—	61%	—	67%	—	69%	—
Average Day Rate	$5,192	—	$2,330	—	$4,989	—	$2,422	—
West Africa
Vessels(2)	32	4	6	1	32	4	1	—
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	80%	72%	97%	—	83%	76%	—	—
Average Day Rate	$7,223	$6,131	$3,028	—	$7,199	$6,198	—	—
Middle East
Vessels(2)	6	6	7	6	6	6	7	6
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	90%	56%	86%	52%	89%	48%	95%	50%
Average Day Rate	$3,283	$4,457	$1,682	$5,213	$3,393	$5,364	$1,677	$4,246
Southeast Asia
Vessels(2)	9	1	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	59%	—	—	—	80%	—	—	—
Average Day Rate	$5,936	—	—	—	5,321	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Q3 2003				Q4 2003
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Domestic(1)
Vessels(2)	21	—	24	2	21	—	24	2
Laid-Up	—	—	—	1	—	—	—	1
Effective Utilization(3)	73%	—	77%	—	61%	—	73%	—
Average Day Rate	$4,970	—	$2,557	—	$5,101	—	$2,463	—
West Africa
Vessels(2)	33	4	1	—	34	4	1	—
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	78%	86%	—	—	73%	82%	—	—
Average Day Rate	$7,321	$6,265	—	—	$7,591	$6,053	—	—
Middle East
Vessels(2)	6	6	7	6	6	5	7	5
Laid-Up	—	—	—	1	—	—	—	—
Effective Utilization(3)	91%	63%	92%	71%	75%	94%	92%	58%
Average Day Rate	$3,476	$5,266	$1,742	$5,341	$3,711	$4,855	$1,760	$4,975
Southeast Asia
Vessels(2)	8	—	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—
Effective Utilization(3)	78%	—	—	—	65%	—	—	—
Average Day Rate	$5,310	—	—	—	$5,558	—	—	—

(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2) Held-for-sale vessels are excluded from the vessel count.

(3) Effective utilization excludes laid-up vessels.

     Domestic revenue for the nine months ended September 30, 2004 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. Despite high natural gas and petroleum prices, exploration and production companies in the U.S. Gulf of Mexico have not been investing in new projects, and the contracted rig count fell to seasonal lows. Many of the oil company majors have reduced their expectations for energy prospects in the mature Gulf of Mexico market and are seeking more promising opportunities elsewhere. The Company redeployed two vessels to Mexico in the third quarter of 2004. The Company continues to explore charter opportunities in Mexico, which remains an active market. Beginning in the third quarter of 2004, vessel utilization in the Gulf of Mexico began to improve in response to hurricane clean-up activities and a dwindling supply of available vessels.

     International offshore revenues for the nine months ended September 30, 2004 increased by approximately 8.4% over the same period in 2003. International vessel demand is primarily driven by crude oil exploration and production. During the first nine months of 2004, crude oil prices and demand remained high. In West Africa, utilization and day rates increased as this is an oil-driven deepwater market with long time horizons and increasing exploration and production budgets primarily from oil company majors. Based on oil company projections and independent analyses, the Company expects international exploration and production spending to continue to increase in West Africa, which should lead to a higher level of demand in that area for some time to come. Revenue increased for the Company’s Middle East operations versus the prior year as a result of higher day rates and higher utilization. Revenue remained substantially the same for the Company’s Southeast Asia operations versus the prior year.

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

     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product carriers:

	Nine months ended September 30,
	2004	2003
Number of vessels operated at end of period	12	10
Revenue (in thousands)	$107,937	$89,908

     Tanker revenue increased by 20.1% in the first nine months of 2004 as a result of higher rates and the addition of two foreign-flag double-hull product tankers, which were purchased in March 2004. In addition, revenue increased by approximately $3.8 million for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004.

     U.S.-Flag Tankers. Demand for the Company’s ten Jones Act product carriers is dependent on several factors, including production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, and competition from foreign imports. The Company owned nine U.S.-flag tankers and operated a tenth under a bareboat charter at September 30, 2004. Five of the petroleum product tankers are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. Although the Company’s Jones Act fleet has benefited from a higher energy demand and tightening domestic tanker market, increased competition from imported products has had a moderating effect on Jones Act tanker rates. One of the Company’s single-hull vessels is scheduled for retirement in 2007, one in 2008, two in 2011, and one in 2015. None of the five double-hull tankers has a regulatory age restriction.

     In October 2004, the Company renewed for two years the time charter on one of its Jones Act vessels at a higher rate. One of the Company’s U.S.-flag single-hull vessels is currently subject to a trading restriction in foreign countries which are signatories to the International Maritime Organizations’ accelerated phase-out schedule for single-hull tankers. This vessel could potentially be prohibited from entering the Panama Canal because of such restriction, although it does not currently trade to the U.S. West Coast. Efforts are being made to address this matter on behalf of the U.S.-flag tanker industry. However, if not successfully addressed, it could potentially affect the Company’s other single-hull vessels as well should they be engaged to trade to the West Coast.

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

     The following table summarizes certain operating information for the Company’s tugs:

	Nine months ended September 30,
	2004	2003
Number of tugs at end of period	26	28
Revenue (in thousands)	$30,079	$28,100

     Towing revenue increased by 7.0% in the nine months of 2004 due to increased vessel traffic in certain of the Company’s ports and improved utilization. The total number of port tug jobs during the months ended September 30, 2004 increased 33% from approximately 18,000 to 24,000 versus the comparable period in 2003.

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

Insurance Coverage

     Our protection and indemnity (P&I) insurance coverage for marine liability insurance is provided by mutual protection and indemnity marine insurance syndicates (clubs) and reinsured in the commercial market. Since February 2004, our coverage has been with West of England. Prior to that, our carrier was Steamship Mutual. The clubs generally base a member’s premium on the member’s loss experience and deductible. Insurance risk is transferred to the club, (as a third party), for losses in excess of the deductible. Premiums are a reflection of loss experience over prior years; premiums do not equate to insurance pay-outs. Insurance risk for claims above the deductible is transferred to the club, and to the reinsurance syndicates to the extent that the cost of claims exceeds specified levels. Additional or supplemental premiums for prior open years may be assessed; however, they are not based on an individual member’s loss experience. Such premiums are based on requirements to maintain the stated legal reserves as required by the insurance regulators in the United Kingdom.

Results of Operations

     The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

	Three Months Ended September 30,
	2004		2003
		(in millions)
Revenue	$89.4	100%	$79.7	100%
Vessel and voyage expenses	47.0	53%	44.4	56%
General and administrative	9.3	10%	9.8	12%
Depreciation, amortization, and drydocking	16.7	19%	16.3	20%
Gain on disposal of assets, net	(0.4)	0%	(0.3)	0%
Income from operations	$16.8	19%	$9.5	12%

Interest expense, net	$8.3	9%	$9.0	11%

Other income (expense), net	$0.2	0%	$(1.1)	1%

Income (loss) before provision for income taxes	$8.3	9%	$(0.6)	0%

Net income (loss)	$6.8	8%	$(1.9)	2%

Three months ended September 30, 2004 compared with the three months ended September 30, 2003

     Revenue. Revenue during the three months ended September 30, 2004 increased 12.2% from $79.7 million to $89.4 million versus the comparable period in 2003. The increase primarily reflects higher revenue from the Company’s marine transportation services segment and, to a lesser extent, higher offshore and towing revenue.

     Offshore revenue during the three months ended September 30, 2004 decreased 3.2% from $42.0 million to $40.7 million versus the comparable period in 2003. The decrease primarily reflects lower revenue in the Gulf of Mexico resulting from the decline in the number of vessels operating there.

     Marine transportation revenue during the three months ended September 30, 2004 increased 36.0% from $28.0 million to $38.1 million versus the comparable period in 2003. The increase primarily reflects the revenue impact of the two new foreign-flag tankers as they entered service toward the end of March 2004. In addition, the Company is benefiting from a worldwide shortage of available tonnage and a high rate environment. The average day rate for the tanker rate improved approximately $6,000 per day versus the comparable period in 2003.

     Towing revenue during the three months ended September 30, 2004 increased 9.6% from $9.8 million to $10.7 million versus the comparable period in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher tariffs and fuel surcharges. In addition, the Company’s tug fleet achieved higher rates and improved utilization during the period. The hurricane that swept the port of Mobile halting the operations of two tugs for several days did not have a significant impact on operations.

     Vessel and Voyage Expenses. Vessel and voyage expenses during the three months ended September 30, 2004 increased 5.8% from $44.4 million to $47.0 million versus the comparable period in 2003. Charter hire increased as a result of additional bareboat expenses in the offshore segment as the Company acquired four vessels in 2003 through bareboat charter contracts. Repairs and maintenance decreased primarily due to repairs performed in the tanker segment. Insurance decreased due to higher P&I premiums and higher P&I claim reserves. Fuel and consumables increased as a result of higher prices in the offshore, tanker and towing segments.

     General and Administrative Expenses. General and administrative expenses during the three months ended September 30, 2004 decreased 4.5% from $9.8 million to $9.3 million versus the comparable period in 2003.

Salaries and related benefit expenses decreased by approximately $0.5 million in the offshore segment, particularly in the Gulf of Mexico and the Middle East.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the three months ended September 30, 2004 increased 2.7% from $16.3 million in 2003 to $16.7 million in 2004. Amortization of drydocking costs increased due to higher expenditures during the preceding drydocking period of approximately $0.8 million, however offset by a decrease in depreciation expense due to the sale of vessels and full vessel depreciation of approximately $0.4 million.

     Gain on Disposal of Assets, Net. Gain on disposal of assets during the three months ended September 30, 2004 increased to $0.4 million from $0.3 million in the comparable period in 2003. The number of vessels sold increased to three for the three months ended September 30, 2004 compared to one for the same period in 2003. The gain in 2004 included the Seabulk Beauregard, which had a gain of approximately $0.2 million.

     Net Interest Expense. Net interest expense during the three months ended September 30, 2004 decreased 7.6% to $8.3 million from $9.0 million in the comparable period in 2003. The decrease is primarily due to the improved rates as a result of the interest rate swap agreement in October 2003.

     Other Income (Expense), Net. Other income (expense), net during the three months ended September 30, 2004 increased to income of $0.2 million versus an expense of $1.1 million in the comparable period in 2003. The expense in 2003 included a $1.7 million loss on early extinguishment of debt in connection with the Company’s amended credit facility.

Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003

     Revenue. Revenue during the nine months ended September 30, 2004 increased 9.4% to $259.1 million from $236.8 million in the comparable period in 2003. The increase primarily reflects higher revenue from the Company’s marine transportation services segment and, to a lesser extent, higher offshore and towing revenue.

     Offshore revenue during the nine months ended September 30, 2004 increased 2.0% to $121.4 million from $119.1 million in the comparable period in 2003. The increase primarily reflects revenue growth of $5.5 million in West Africa due to increased utilization, higher day rates, and an increased number of vessels, and revenue growth of $1.9 million in the Middle East and Southeast Asia, combined. The increase was, however, offset by lower revenue from the Gulf of Mexico of $5.0 million, due to fewer vessels and lower utilization.

     Marine transportation revenue during the nine months ended September 30, 2004 increased 20.1% to $107.9 million from $89.9 million in the comparable period in 2003. The increase primarily reflects the addition of two foreign-flag double-hull product tankers in March 2004. In addition, revenue increased for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004. The average day rate for the tanker fleet improved approximately $4,500 per day versus the comparable period in 2003.

     Towing revenue during the nine months ended September 30, 2004 increased 7.0% to $30.1 million from $28.1 million in the comparable period in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports. In addition, the Company’s tug fleet achieved higher rates and improved utilization during the period.

     Vessel and Voyage Expenses. Vessel and voyage expenses during the nine months ended September 30, 2004 increased 12.3% to $144.1 million from $128.3 million in the comparable period in 2003. Charter hire increased as a result of additional bareboat expenses in the offshore segment as the Company acquired four vessels in 2003 through bareboat charter contracts. Repairs and maintenance increased primarily due to repairs performed in the tanker segment. Insurance increased due to higher P&I premiums and higher P&I claim reserves. Fuel and consumables increased as a result of higher prices in the offshore, tanker and towing segments.

     General and Administrative Expenses. General and administrative expenses during the nine months ended September 30, 2004 decreased 1% to $28.1 million from $28.5 million for the comparable period in 2003. Salaries, and benefit expenses decreased by approximately $0.8 million and the reserves for franchise taxes were reversed by approximately $1.4 million. The decrease was offset by an increase of approximately $1.9 million of bad debt expense, primarily due to the West Africa region for a net decrease in other general and administrative expenses of approximately $0.4 million.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the nine months ended September 30, 2004 increased 1.9% to $49.6 million from $48.7 million in the comparable period in 2003. Amortization of drydocking costs increased due to higher expenditures during the preceding drydocking period of approximately $2.4 million, however offset by a decrease in depreciation expense due to the sale of vessels and full vessel depreciation of approximately $1.5 million.

     Gain on Disposal of Assets, Net. Gain on disposal of assets during the nine months ended September 30, 2004 increased 69.1% from $1.4 million to $2.4 million versus the comparable period in 2003. The number of vessels sold decreased to seven for the nine months ended September 30, 2004 compared to 17 for the same period in 2003. However, sales in 2004 included the Seabulk Maintainer, which had a gain of approximately $1.5 million.

     Net Interest Expense. Net interest expense during the nine months ended September 30, 2004 remained substantially the same at $24.7 million versus $25.1 million in the comparable period in 2003.

     Other Income (Expense), Net. Other income (expense), net during the nine months ended September 30, 2004 increased to a income of $4.5 million versus an expense of $1.4 million in the comparable period in 2003. The expense in 2003 included a $1.7 million expense primarily due to the loss on early extinguishment of debt in connection with the Company’s amended credit facility. The gain in 2004 is primarily due to the proceeds from the Company’s settlement of litigation, in which it received a total of $4.5 million from two of its suppliers in March 2004.

Liquidity and Capital Resources

     At September 30, 2004, the Company had cash on hand of $11.1 million and working capital of approximately $43.8 million. The Company’s main sources of liquidity are cash from operations, borrowings under its amended credit facility, and proceeds from the sale of vessels with marginal operating performance. For the nine months ended September 30, 2004, cash from operations totaled $37.5 million, which was $0.4 million more than in the same period in 2003. At September 30, 2004, availability under our $80.0 million amended senior credit facility was approximately $1.1 million. Additionally, the Company received approximately $3.8 million from the sale of vessels during the first nine months of 2004. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further under “Additional Business and Corporate Risk Factors” in Part 1, Item 1 of the 2003 Form 10-K. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company expects to fund the new vessels through its existing cash balances, cash flow from operations, availability under the Company’s credit line facility and additional debt financing in 2004 and 2005. The Company currently has a commitment from a lender to fund 80% of the cost of an additional vessel that it has contracted to purchase.

Off-Balance Sheet Arrangements

     The Company does not have any financial instruments classified as off-balance sheet as of September 30, 2004 and December 31, 2003.

     Long-Term Debt. Long-term debt, including capital leases and current maturities, consisted of the following (in millions):

	Outstanding	Outstanding
	Balance	Balance		Interest Rate
	as of	as of		as of
	September 30,	December 31,		November 1,
Facility	2004	2003	Maturity	2004
Senior Notes	$152.7	$151.5	2013	9.50	%(a)
Amended credit facility	48.5	30.0	2008	5.84%
Title XI financing bonds	212.1	216.1	2005 to 2024	5.86% to 10.10%
Other notes payable	74.8	23.1	2003 to 2011	3.67% to 8.50%
Capital leases	33.2	35.8	2004 to 2013	5.57% to 10.00%

Total	$521.3	$456.5

(a) The Company effectively converted the interest rate on its outstanding 9.50% Senior Notes to a floating rate based on LIBOR. Pursuant to our interest rate swap agreement, the current effective floating interest rate is 6.79%.

     In addition to the amended credit facility balance of $48.5 million, there are $22.4 million in outstanding letters of credit as of September 30, 2004. The Company is subject to semi-annual reductions on the amended credit facility commencing February 5, 2004 with the final payment due in August 2008.

     Material Changes in Contractual Obligations. In January 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a terminal support tug to be named Seabulk Angola for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company also entered into a forward exchange contract intended to fully hedge its foreign currency commitment. Under the forward contract, the Company will purchase Singapore dollars at various rates dated from February 2004 through March 2005, in conjunction with the progress payment dates as required by the construction agreement. In July 2004, the Company entered into a loan agreement with Caterpillar Financial Services Corporation (“CFSC”) to finance the construction of the vessel. The loan will be paid in installments of principal and interest for a term of 120 months at the rate of one month LIBOR plus 3.68% per year. The vessel will be employed on a long-term contract in Angola.

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

     In May 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of an anchor handling tug supply vessel to be named Seabulk Luanda for delivery in mid-2005. In October 2004, the Company entered into a loan agreement with Caterpillar Financial Services Corporation (“CFSC”) to finance the construction of the anchor handling tug supply vessel for the Singapore dollar equivalent of U.S. $14.3 million. The loan will be paid in installments of principal and interest for a term of 120 months at the rate of one month LIBOR plus 3.68% per year. The vessel will be employed on a long-term contract in Angola.

     In May 2004, the Company entered into a contract with Jaya Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a multi-purpose offshore supply vessel with a four point mooring system to be named Seabulk Advantage for delivery in late 2004. The vessel will be constructed at a cost of approximately $8.6 million. The purchase price will be financed by a combination of bank borrowings and available cash.

     In July 2004, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, to finance the construction of two offshore supply vessels. The vessels will be constructed by Estaleiro Promar I Reparos Navais Ltda (“Promar”), and will be used to service oil drilling and production companies. The loan in the principal amount of $29.9 million is divided into two Subcredits “A” and “B” in the amounts of $15.0 million and $14.9 million, respectively. As required by the construction agreements, progress payments for Subcredits A and B are demandable at various dates monthly for sixteen year terms with final installments due May 2021 and August 2021, respectively. The Company took delivery of the first vessel, the Seabulk Brasil, in October 2004.

     In October 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of four anchor handling tug supply vessels with an option for four additional vessels. Built at a combined cost of approximately $43.7 million with delivery scheduled in 2006, the vessels will work under long-term contracts in West Africa and Southeast Asia.

Capital Requirements. The Company’s capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions.

During the first nine months of 2004, the Company spent $110.8 million primarily for drydocking costs and newbuild vessels. Of this amount, approximately $18.1 million was expended for drydockings and approximately $62.0 million for the purchase of the two double-hull product tankers, Seabulk Reliant and Seabulk Trust. Expenditures on the construction of four and the purchase of one offshore newbuild vessel totaled approximately $30.2 million. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

     Management expects to continue implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

     The Company anticipates that capital requirements for drydocking and newbuild vessels for the remainder of 2004 will be approximately $25.1 million and approximately $46.4 million in 2005. The Company expects to be able to adequately fund these capital requirements through its existing cash balances, cash flow from operations, availability under the Company’s credit line facility and additional debt financing.

     The Company’s amended credit agreement contains certain restrictive financial covenants that, among other things, require minimum levels of EBITDA and tangible net worth. A covenant was amended as of February 26, 2004 to allow the Company a greater degree of flexibility under the debt/EBITDA ratio.

     The Company is in compliance with the financial covenants of the Senior Notes at September 30, 2004. The Senior Notes require the Company to make payments of interest only. Based on current financial projections, the Company expects to be in compliance through the balance of 2004.

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

     Cash Flows. Net cash provided by operating activities totaled $37.5 million for the nine months ended September 30, 2004 compared to $37.1 million for the same period in 2003. The increase in cash provided by operating activities resulted in part from an improved net income by $12.8 million, however offset by factors including an additional $5.3 million in interest payments primarily due to the Senior Notes and the two new foreign-flag product tankers.

     Net cash used in investing activities was $89.2 million for the nine months ended September 30, 2004 compared to $16.0 million for the same period in 2003. The increase in cash used in investing activities was due primarily to the purchase of vessels and equipment. In 2004, the Company used approximately $62.0 million for the purchase of the two foreign-flag product tankers and approximately $30.2 million for the construction of four and the purchase of one new offshore vessel.

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $55.4 million compared to net cash used in financing activities of $19.5 million for the same period in 2003. The cash provided by financing activities in 2004 is mainly attributable to additional financing related to the purchase of the Seabulk Reliant and Seabulk Trust, and additional financing under the Company’s amended credit facility.

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

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. On October 20, 2003, the Company entered into a ten-year interest rate swap agreement with Fortis Bank and other members of its bank group. The Company entered into this transaction in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150.0 million, the Company effectively converted the interest rate on its outstanding 9.50% Senior Notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 6.79%.

     The fair value of the interest rate swap is the present value of the projected future net cash flows, based on the change in the United States swap yield curve. The Company expects the fair value of the swap to change in accordance with the movements in the swap yield curve. The fair value of the swap is reflected in the carrying value of the Senior Notes. At the inception of the swap agreement, the carrying value of the Senior Notes was $150.0 million. The carrying value increased to $151.5 million at December 31, 2003 and subsequently increased to $152.7 million at September 30, 2004.

     A hypothetical 2.0% increase in interest rates on $150.0 million of debt would cause the Company interest expense on average to increase approximately $3.0 million per year over the remaining term of the swap agreement. The swap agreement is secured by a second lien on the assets that secure the Company’s amended credit facility.

     In connection with the Senior Notes offering in August 2003, the Company amended and restated its existing credit facility. The amended credit facility consists of an $80.0 million revolving credit facility and has a five-year maturity. The interest rate is currently 5.84%. A hypothetical 2.0% increase in interest rates on $80.0 million of debt would cause the Company’s interest expense to increase on average approximately $1.6 million per year over the remaining term of the loan, with a corresponding decrease in income before taxes.

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

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.25	Amendment No. 1 to the Severance Agreement between the Company and Vincent J. deSostoa dated September 15, 2004.

10.26	Amendment No. 1 to the Severance Agreement between the Company and Larry D. Francois dated September 15, 2004.

10.27	Amendment No. 1 to the Severance Agreement between the Company and Alan R. Twaits dated September 15, 2004.

10.28	Amendment No. 1 to the Severance Agreement between the Company and Hubert E. Thyssen dated September 15, 2004.

10.29	Amendment No. 1 to the Severance Agreement between the Company and Michael J. Pellicci dated September 15, 2004.

10.30	Amendment No. 1 to the Severance Agreement between the Company and Kenneth M. Rogers dated September 15, 2004.

10.31	Amendment No. 1 to the Severance Agreement between the Company and L. Stephen Willrich dated September 15, 2004.

10.32	Amendment No. 3 to Executive Employment Agreement by and between Gerhard E. Kurz and Seabulk International, Inc.

10.33	Loan Agreement in the amount of Singapore $14,384,000 dated July 15, 2004 between Seabulk Angola, Inc., as Borrower, and Caterpillar Financial Services Corporation, as Lender, for the construction and acquisition of the 162’ terminal support vessel Seabulk Angola.

10.34	Second Supplemental Credit Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent.

10.35	Second Supplemental Subsidiary Guarantee Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent.

10.36	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T145).

10.37	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T146).

10.38	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T147).

10.39	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T148).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

(b) Reports on Form 8-K

The following reports on Form 8-K were filed (other than information reported pursuant to Item 9, which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended September 30, 2004:

1.	The Company filed a Current Report on Form 8-K dated August 10, 2004. Items 7 and 12 were reported and no financial statements were filed.

2.	The Company filed a Current Report on Form 8-K dated September 23, 2004. Item 7.01 was reported and no financial statements were filed.

3.	The Company filed a Current Report on Form 8-K dated October 5, 2004. Items 1.01, 2.03, 5.02, 5.03 were reported. Exhibits 10.24 and 3.3 were filed and are incorporated herein by reference. No financial statements were filed.

4.	The Company filed a Current Report on Form 8-K dated October 29, 2004. Items 1.01, 2.03, 7.01 were reported and no financial statements were filed.

5.	The Company filed a Current Report on Form 8-K dated November 4, 2004. Items 2.02 and 7.01 were reported. Financial statements were furnished.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI

Michael J. Pellicci
VP - Finance and Corporate Controller
(Chief Accounting and Duly Authorized Officer)
Date: November 15, 2004