Form 10-K
period 2004-12-31
SEABULK INTERNATIONAL INC
filed 2005-03-14
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 0-28732

SEABULK INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0966399
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2200 Eller Drive, P.O. Box 13038 Ft. Lauderdale, Florida (Address of principal executive offices)	33316 (Zip Code)

Registrant’s telephone number, including area code: (954) 523-2200

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

     The aggregate market value of the shares of voting stock held by non-affiliates of the registrant is approximately $46,423,265 based upon the closing market price on June 30, 2004 of $8.26 per share of common stock on the NASDAQ National Market as reported by the Wall Street Journal.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

     There were 23,554,620 shares of the registrant’s common stock par value $0.01 per share outstanding, at March 1, 2005.

SEABULK INTERNATIONAL, INC.
2004 FORM 10-K

Item	Page
Part I
1 Business	2
A. General
B. Projections and Other Forward-Looking Information
C. Recent Developments
D. Fleet Overview
E. Lines of Business
F. Customers and Charter Terms
G. Competition
H. Environmental and Other Regulations
I. Insurance
J. Security
K. Risks of Operating Internationally
L. Employees
M. Executive Officers of the Registrant
N. Additional Business and Corporate Risk Factors
O. Website Access to Reports

2 Properties	26
3 Legal Proceedings	26
4 Submission of Matters to a Vote of Security Holders	27

Part II
5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
6 Selected Financial Data	29
7 Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
7A Quantitative and Qualitative Disclosures about Market Risk	48
8 Financial Statements and Supplementary Data	48
9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
9A Controls and Procedures	48

Part III
10 Directors and Executive Officers of the Registrant	51
11 Executive Compensation	51
12 Security Ownership of Certain Beneficial Owners and Management	51
13 Certain Relationships and Related Transactions	51
14 Principal Accounting Fees and Services	51

Part IV
15 Exhibits, Financial Statement Schedules	52

Financial Supplement
Consolidated Financial Statements	F-1
Severance Agreement
Third Supplemental Credit Agreement
Third Supplemental Subsidiary Guarantee Agreement
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Section 302 Principal Executive Officer Certification
Section 302 Principal Financial Officer Certification
Section 906 Principal Executive Officer Certification
Section 906 Principal Financial Officer Certification

PART I

Item 1. Business.

A. General

     Seabulk International, Inc. operates three main lines of businesses – offshore energy support, marine transportation (tankers), and marine towing. Our offshore energy services fleet, numbering 109 vessels, is one of the world’s largest and provides services to operators of offshore oil and gas exploration, development and production facilities in the Gulf of Mexico, the Arabian Gulf, offshore West Africa, South America and Southeast Asia. Our tanker fleet consists of ten U.S.-flag tankers and two foreign-flag tankers. Nine of the U.S.-flag tankers are engaged in coastwise trade carrying petroleum products, crude oil, and chemicals, and one is employed in U.S. foreign commerce. The two foreign-flag vessels, acquired in March and April 2004, have been employed in the world-wide foreign product tanker shipping trade. Our marine towing fleet numbers 26 vessels and is one of the largest and most modern in the United States and provides domestic harbor and offshore towing services. We are a leading provider of commercial tug services in our four ports in Florida: Port Canaveral, Port Everglades, and Tampa (including Port Manatee). We are also a leading provider of those services in Mobile, Alabama; Lake Charles, Louisiana; and Port Arthur, Texas. We also provide offshore towing services primarily in the Gulf of Mexico.

     As used in this Form 10-K Annual Report (the “Report”), the terms “we,” “our,” “us” and “the Company” refer to Seabulk International, Inc., a Delaware corporation, and its subsidiaries. Our principal executive offices are located at 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316, and our telephone number is (954) 523-2200.

B. Projections and Other Forward-Looking Information

     This Report contains, and other communications by us may contain, projections or other “forward-looking” information. Forward-looking information includes all statements regarding our expected financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital and other expenditures, competitive position, growth opportunities for existing or new services, management plans and objectives, and markets for securities. Like other businesses, we are subject to risks and other uncertainties that could cause our actual results to differ materially from any projections or that could cause other forward-looking information to prove incorrect. In addition to general economic and business risks, some of the specific risks to which our business is subject are:

•	declines in oil or gas prices, which tend to cause reductions in exploration, development and production activities and, in turn, reductions in the use of offshore energy support vessels and in the rates paid for their use;

•	increased construction of new offshore energy support vessels or construction of new Jones Act product tankers by competitors, which can cause oversupply in the market and consequent reductions in the use of our offshore energy support vessels and Jones Act product tankers and reductions in the rates paid for their use;

•	international political instability, which can lead to reductions in exploration, development and production activities, particularly in less developed regions;

•	fluctuations in weather, which can lead to declines in energy consumption and resulting declines in oil or gas prices;

•	changes in laws and regulations affecting the tankers industry, including any possible weakening of the Jones Act, which could result in increased competition from non-U.S. companies in our domestic offshore energy support, towing, and petroleum and chemical product tanker businesses;

•	changes in environmental laws and regulations, including any possible weakening of the U.S. Oil Pollution Act of 1990 (“OPA 90”), which could result in increased competition for the petroleum and chemical product transportation services provided by our modern double-hull fleet;

•	risks associated with potential oil spills or other environmental pollution incidents, which, although believed to be covered by liability insurance, may result in adverse market reaction and loss of business; and

•	terrorist attacks or hijackings, which could disable or destroy one of our vessels and result in significant loss of hire and revenue.

     Additional information regarding these and other factors affecting our business appears elsewhere in this Report under “Additional Business and Corporate Risk Factors.”

C. Recent Developments

     In January 2005, the Company took delivery of the Seabulk Carmen and delivered three of the Company’s offshore crewboats and one offshore support vessel, which was held for sale, to Centurion Marine Offshore, L.L.C. The transaction is a like-kind exchange of assets of equal value of approximately $4.4 million and is a tax-free transaction to the Company.

     In January 2005, the Company took delivery of the Seabulk Angra, our second newbuild vessel constructed in Brazil.

D. Fleet Overview

     The following table lists the types of vessels, by assigned operating region or segments, which the Company owned, operated, or chartered as of March 1, 2005:

Vessels
in
Fleet
Offshore Energy Support

Domestic:
Gulf of Mexico
Anchor Handling Tug Supply/Supply Boats	24
Crew/Utility Boats	15
Other	2

Total Gulf of Mexico	41

International:
West Africa
Anchor Handling Tug Supply/Supply Boats	30
Anchor Handling Tugs/Tugs	2
Crew/Utility Boats	3
Other	1

Total West Africa	36

Middle East
Anchor Handling Tug Supply/Supply Boats	8
Anchor Handling Tugs/Tugs	5
Crew/Utility Boats	7
Other	4

Total Middle East	24

Southeast Asia
Anchor Handling Tug Supply/Supply Boats	7
Other	1

Total Southeast Asia	8

Total Offshore Energy Support	109

Tankers

Petroleum/Chemical Product Tankers	12

Marine Towing	26

Total vessels	147

     For the year ended December 31, 2004, 11 offshore energy support vessels were sold, including five in the Gulf of Mexico, one of which was held-for-sale, four in West Africa, one in the Middle East, and one in Southeast Asia.

     For financial information about our business segments and geographic areas of operation, see Note 13 to our consolidated financial statements.

E. Lines of Business

     (1) Offshore Energy Support (Seabulk Offshore)

     The offshore energy support business accounted for approximately 46.6% of our total revenue in 2004. Offshore energy support vessels are used primarily to transport materials, supplies, equipment, and personnel to drilling rigs and to support the construction, positioning and ongoing operation of oil and gas production platforms. These vessels are hired, or “chartered,” by oil companies and others engaged in offshore exploration and production activities.

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

Offshore energy support services are provided primarily by the following types of vessels:

•	Supply boats (also called workboats) are generally steel-hull vessels of at least 150 feet in length. They serve exploration and production facilities and support offshore construction and maintenance activities and are differentiated from other vessel types by cargo flexibility and capacity. In addition to transporting deck cargo, such as drill pipe and heavy equipment, supply boats transport liquid mud, potable and drilling water, diesel fuel, dry bulk cement, and dry bulk mud. With their relatively large liquid mud and dry bulk cement capacity and large areas of open deck space, they are generally in greater demand than other types of support vessels for exploration and workover drilling activities.

•	Anchor handling vessels, which include anchor handling tug/supply vessels and some tugs, are more powerful than supply boats and are used to tow and position drilling rigs, production facilities and construction barges. Some of these vessels are specially equipped to assist tankers while they are loading from single-point buoy mooring systems, and others are used in place of supply boats when not performing towing and positioning functions.

•	Crewboats (also called crew/supply boats) are faster and smaller than supply boats and are used primarily to transport personnel and light cargo, including food and supplies, to and among production platforms, rigs and other offshore installations. These vessels are chartered together with supply boats to support drilling or construction operations or, separately, to serve the various requirements of offshore production platforms. Crewboats are typically aluminum-hull vessels and generally have longer useful lives than steel-hull supply boats. Crewboats also provide a cost-effective alternative to helicopter transportation services and can operate reliably in all but the most severe weather conditions. However, our strategy is to focus on higher-value, higher-margin vessels and de-emphasize the smaller, lower-margin crewboat business. As a result, the Company sold four crewboats during 2004 and its strategy is to continue to de-emphasize its crewboat business in 2005.

     Approximately 22.8% of our 2004 offshore revenue was derived from domestic operations under U.S.-flag vessel registration in the Gulf of Mexico, directed from offices in Amelia, Louisiana. The balance was derived from international operations, including offshore West Africa, the Arabian Gulf and adjacent areas, such as India, and Southeast Asia. We also operate offshore energy support vessels in other regions, including Brazil. Operations in the Arabian Gulf, Southeast Asia and adjacent areas are directed from facilities in Dubai, United Arab Emirates; operations in offshore West Africa and certain other international areas are directed from facilities in Nyon, Switzerland; and operations in Mexico and Brazil are directed from our Amelia, Louisiana facility. We also have sales offices and/or maintenance and other facilities in many of the countries where our vessels operate.

     The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 17 years. Of the offshore fleet, approximately 29% are less than 10 years old and approximately 52% are more than 20 years old. After a vessel has been in service for approximately 25-30 years, the costs of repair, vessel certification and maintenance may not be economically justifiable.

     (2) Marine Transportation (Seabulk Tankers)

     The Company provides marine transportation services, principally for petroleum products and petrochemicals, in the U.S. domestic or “coastwise” trade, a market largely insulated from direct international competition under the Jones Act. Tankers consists of our ten U.S.-flag tankers, five of which are double-hulled, and our two double-hull foreign-flag tankers, one of which began international service for us in the first quarter of 2004 and the other in the second quarter of 2004. Seabulk Tankers accounted for approximately 41.9% of our total revenue in 2004.

     Petroleum Product Transportation. In the domestic energy transportation trade, oceangoing vessels transport fuel and other petroleum products, primarily from refineries and storage facilities along the coast of the U.S. Gulf of Mexico to utilities, waterfront industrial facilities and distribution facilities along the U.S. Gulf of Mexico, the Atlantic and Pacific coasts, as well as transportation of petroleum crude and product between Alaska, the West Coast and Hawaii. The number of U.S.-flag oceangoing vessels eligible to participate in the U.S. domestic trade and capable of transporting fuel or petroleum products has steadily decreased since 1980, as vessels have reached the end of their useful lives, the cost of constructing vessels in the United States (a requirement for U.S. domestic coastwise trade participation) has substantially increased, and single-hull tanker vessels are being retired due to the age requirements of OPA 90.

     At March 1, 2005, the Company operated the following U.S.-flag petroleum product tankers:

	Capacity	Tonnage	OPA 90(2)
Name of Vessel	in barrels	in “dwt”(1)	Retirement date
Seabulk Trader	360,000	49,900	2011
Seabulk Challenge	360,000	49,900	2011
Brenton Reef	341,000	45,000	None
Seabulk Energy	341,000	45,000	None
Seabulk Arctic	340,000	46,000	None
Seabulk Mariner	340,000	46,000	None
Seabulk Pride	340,000	46,000	None
Seabulk Power	260,000	36,600	2008

(1)	Dead weight tons or “dwt”.

(2)	Oil Pollution Act of 1990 or “OPA 90”.

     The Seabulk Energy, Seabulk Arctic, Seabulk Mariner, Seabulk Pride, and Brenton Reef are our five double-hull carriers. These vessels are the newest and most technologically advanced product carriers in the Jones Act market.

     The Company acquired the Seabulk Power in March 1998. Under OPA 90, this vessel cannot be used to transport petroleum and petroleum products in U.S. coastwise commerce after 2008. The Company acquired the Seabulk Challenge and Seabulk Trader in August 1996. Their OPA 90 retirement date is 2011. The double-hulls have no retirement date under OPA 90.

     At March 1, 2005, seven of the Company’s U.S.-flag petroleum product tankers were operating under time charters, and one vessel trades under a consecutive voyage charter in foreign commerce.

     Chemical Transportation. In the U.S. domestic coastwise chemical transportation trade, vessels carry chemicals, primarily from chemical manufacturing plants and storage tank facilities along the coast of the U.S. Gulf of Mexico to industrial users in and around Atlantic and Pacific coast ports. The chemicals transported consist primarily of caustic soda, paraxylene, alkylates, toluene and lubricating oils. Some of the chemicals transported must be carried in vessels with specially coated or stainless steel cargo tanks; many of them are very sensitive to contamination and require special cargo-handling equipment.

     At March 1, 2005, the Company operated the following U.S.-flag chemical product tankers:

	Capacity	Tonnage	OPA 90
Name of Vessel	in barrels	in “dwt”	Retirement date
Seabulk Magnachem	297,000	39,300	2007
Seabulk America	297,000	46,300	2015

     The Seabulk Magnachem and the Seabulk America have full double bottoms (as distinct from double hulls). Double bottoms provide increased protection over single-hull vessels in the event of grounding. The Seabulk America’s stainless steel tanks were constructed without internal structure, which greatly reduces cargo residue from transportation and results in less cargo degradation. Stainless steel tanks, unlike epoxy-coated tanks, also do not require periodic sandblasting and recoating, which the Company deems to be a competitive advantage. Delivered in 1977, the Seabulk Magnachem is a catamaran tug (“CATUG”) or integrated tug and barge (“ITB”) which has a higher level of dependability, propulsion efficiency and performance than an ordinary tug and barge.

     The chemical carriers have from 13 to 24 cargo segregations which are configured and coated to handle various sized parcels of a wide variety of industrial chemical and petroleum products, giving them the ability to handle a broader range of chemicals than chemical-capable product carriers. Many of the chemicals we transport are hazardous substances. Current voyages are generally conducted from the Houston and Corpus Christi (Texas), and Lake Charles (Louisiana) areas to such ports as New York, Philadelphia (Pennsylvania), Baltimore (Maryland), Wilmington (North Carolina), Charleston (South Carolina), Los Angeles and San Francisco (California), and Kalama (Washington). The chemical carriers are also suitable for transporting other cargoes.

     Pursuant to OPA 90, the Seabulk America and Seabulk Magnachem cannot be used to transport petroleum and petroleum products in U.S. coastwise commerce after 2015 and 2007, respectively. The two chemical carriers, Seabulk America and Seabulk Magnachem, can also be used as petroleum tankers until 2015 and 2007, respectively. Seabulk America is among the last independently owned product tankers scheduled to be retired under OPA 90.

     The Company operates the Seabulk Magnachem under a bareboat charter expiring in February 2007 with a purchase option. In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. The Company owned a 67% equity interest and purchased the 33% interest owned by Stolt Tankers (U.S.A.), Inc. for $2.4 million.

     For vessels not operating under time charters or consecutive voyage charters, the Company books cargoes either on a spot (movement-by-movement) or contract of affreightment basis. Approximately 60.0% of contracts for cargo are committed on a 12- to 24-month basis, with minimum and maximum cargo tonnage specified over the period at fixed or escalating rates per ton.

     At March 1, 2005, the Company’s chemical product tankers were operating under contracts of affreightment.

     At March 1, 2005, the Company operated the following foreign-flag product tankers:

	Capacity	Tonnage	OPA 90
Name of Vessel	in barrels	in “dwt”	Retirement date
Seabulk Reliant	334,000	48,000	None
Seabulk Trust	334,000	48,000	None

     Acquired in 2004, the Seabulk Reliant and the Seabulk Trust are our two foreign-flag tankers, operating in foreign trade, carrying petroleum products. The two five-year-old, foreign-flag product tankers are modern double-hull vessels suitable for world-wide trading. Both vessels are operating under time charters in an international product tanker pool.

     (3) Marine Towing (Seabulk Towing)

     Towing is the smallest of the Company’s three businesses and represented approximately 11.5% of our total revenue in 2004. Our harbor operations consist of four ports in Florida, with six tugs in Tampa (including Port Manatee), four tugs in Port Everglades, and three tugs in Port Canaveral. The towing division also has three tugs in Mobile, Alabama, two tugs in Lake Charles, Louisiana, and four tugs in Port Arthur, Texas. Our tugs assist petroleum and chemical product tankers, barges, container ships and other cargo vessels in docking and undocking and in proceeding within the port areas and harbors. We also operate three tugs with offshore towing capabilities that conduct a variety of offshore towing services in the Gulf of Mexico and the Atlantic Ocean. Demand for towing services depends on vessel traffic and oilfield activity, which is in turn generally dependent on local, national and international economic conditions, including the volume of world trade.

     Our tug fleet consists of 16 conventional tugs and 10 tractor tugs, including four Ship Docking Module tractor tugs, known as SDMs. SDMs are innovative ship docking vessels, designed and patented by us, that are more maneuverable, efficient, and flexible and require fewer crew members than conventional harbor tugs.

     In August 2004, the two-year term bareboat-charter of the tug Hollywood to Signet Maritime ended operations in the port of Brownsville, Texas. In January 2004, the tug Eagle II was bareboated to Exxon/SeaRiver for one year with renewable options for service in San Francisco, California. As of March 1, 2005, the Eagle II remained bareboated to Exxon/SeaRiver.

     Harbor Tug Operations. In most U.S. ports, competition is unregulated. Rates are unregulated in all ports that we serve, including the franchised ports. Generally, harbor tugs can be moved from port to port. However, Port Everglades grants non-exclusive franchises to harbor tug operators, which limit tug mobility from that port.

     Port Everglades. Port Everglades is the second largest non-refining petroleum storage and distribution center in the United States, providing substantially all of the petroleum products for South Florida. Seabulk’s Towing franchise requires it to maintain a minimum of three tractor tugs in the port. The franchise is not exclusive and expires in 2007. While the Company is regarded as a high-standards operator, there is no assurance the franchise will be renewed. As of December 31, 2004, the Company operated four tugs in Port Everglades.

     Tampa. The Tampa port is comprised of three “sub-ports” (including Port Manatee) and a distant sea buoy, a greater number of tugs is required to be a competitive operator in Tampa than in other ports of similar size. As of December 31, 2004, we operated six tugs, including three tractor tugs, one SDM, and two conventional tugs in the port (including Port Manatee). The Company is conducting outside harbor services in addition to normal harbor operations.

     Port Canaveral. In Port Canaveral, the Company had been the sole franchise holder for harbor-docking services until May 2003 when the Canaveral Port Authority terminated its franchise system. The Company began to face competition by another operator in Port Canaveral in June 2004. We provide docking services for commercial cargo vessels serving central Florida and, on a very limited basis, for cruise ships, as well as for Navy vessels. Currently, the Company operates three tugs in Port Canaveral.

     Mobile. At Mobile, the Company provides docking services primarily to commercial cargo vessels, including vessels transporting coal and other bulk exports. The Company operates three tugs at this port. There is a competing provider. During 2004, Mobile had an increase in revenue due to increased port traffic and advanced operations including an increase in in-bound coal and cruise ship docking in the port.

     Port Arthur and Lake Charles. At Port Arthur and Lake Charles the Company operates six tugs. Currently, four of these tugs serve Port Arthur, Texas and two serve Lake Charles, Louisiana. Each of these ports has a competing provider. Revenue increased due to increased bulk and tanker traffic during 2004.

     Offshore and Bareboat Towing Operations. The Company currently has three tugs working in the offshore towing market conducting a variety of offshore towing services in the Gulf of Mexico and the Atlantic Ocean, and one tug working on a bareboat charter in San Francisco, California.

F. Customers and Charter Terms

     The Company offers offshore energy support services primarily to oil and gas companies and large drilling companies. Consistent with industry practice, our U.S. Gulf of Mexico operations are conducted primarily in the “term” market pursuant to short-term (less than six months) charters at varying day rates. Generally, such short-term charters can be terminated either by us or our customers upon notice of five days or less. Charters in our international markets have terms ranging from a few days to several years.

     The primary purchasers of petroleum product transportation services are utilities, oil and gas companies, and large industrial consumers of fuel with waterfront facilities. The primary purchasers of chemical transportation services are chemical and oil companies. Both services are generally contracted for on the basis of short-term or long-term time charters, voyage charters, contracts of affreightment, or other transportation agreements tailored to the shipper’s requirements. Tesoro and Citgo each accounted for 7% of our 2004 revenue and were our largest customers.

     The Company’s towing services are offered to vessel owners and operators and their agents. Our rates for harbor towing services are set forth in published tariffs and may be modified at any time, subject to competitive factors. The Company also grants volume discounts to major users of harbor services. Offshore towing services are priced based upon the service required on an ad hoc basis.

G. Competition

     The Company operates in a competitive environment in all our operations. Although we are insulated from foreign vessel operators in the Jones Act U.S. coastwise trade in our businesses, we are subject to U.S. citizen competitors in these trades. The principal competitive factors in these markets are suitability, reliability and capability of equipment, safety record, personnel, price, service, and reputation. Competitive factors in the offshore energy support segment also include operating conditions and intended vessel use (both of which determine the suitability of vessel type), shallow water versus deepwater needs, the complexity of maintaining logistical support and the cost of transferring equipment from one market to another. Our vessels compete with other vessel and barge operators and, in some areas and markets, with alternative modes of transportation, such as pipelines, rail tank cars, and tank trucks. Moreover, the customers of such services are placing increased emphasis on safety, the environment and quality, partly due to heightened liability for the cargo owner in addition to the vessel owner/operator under OPA 90. With respect to towing services, we compete with other providers of tug services in all of the ports in which we operate. Additional competitors may enter our markets in the future. While U.S.-flag, coastwise-operated vessels are protected under the Jones Act and the Outer Continental Shelf Act, foreign-built, foreign-manned and foreign-owned vessels could be eligible to compete with our vessels operating in the domestic trade if the Jones Act were repealed or waived. There are no current indications that this will occur, although there are continuing attempts by foreign operators to undermine the Jones Act through exceptions and by interpretation.

H. Environmental and Other Regulations

     The Company’s business and operations are subject to significant federal, state, local and international laws and regulations. The principal laws affecting us are described below.

     Environmental. The Company’s business and operations are subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including those relating to the generation, storage, handling, emission, transportation and discharge of oil and hazardous and non-hazardous materials, the remediation of contamination and liability for damages to natural resources. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend will likely continue.

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

     OPA 90. OPA 90 established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA 90 affects owners and operators of facilities operating near navigable waters and owners and operators of vessels operating in U.S. waters, which include the navigable waters of the United States and the 200-mile exclusive economic zone of the United States. Although it applies in general to all vessels, for purposes of its liability limits and financial-responsibility and response-planning requirements, OPA 90 differentiates between tank vessels (which include our chemical and petroleum product vessels) and “other vessels” (which include our tugs and offshore energy support vessels).

     Under OPA 90, owners and operators of regulated facilities and owners, operators and certain charterers of vessels are “responsible parties” and are jointly, severally and strictly liable for removal costs and damages arising from oil spills relating to their facilities and vessels, unless the spill results solely from the act or omission of certain third parties under specified circumstances, an act of God or an act of war. Damages are defined broadly to include (i) natural resources damages and the costs of remediation thereof; (ii) damages for injury to, or economic losses resulting from the destruction of, real and personal property; (iii) the net loss of taxes, royalties, rents, fees and profits by the U.S. government, a state or political subdivision thereof; (iv) lost profits or impairment of earning capacity due to property or natural resources damage; (v) the net costs of providing increased or additional public services necessitated by a spill response, such as protection from fire, safety or other hazards; and (vi) the loss of subsistence use of natural resources.

     For facilities, the statutory liability of responsible parties is limited to $350.0 million. For tank vessels, the statutory liability of responsible parties is limited to the greater of $1,200 per gross ton or $10.0 million ($2.0 million for a vessel of 3,000 gross tons or less) per vessel; for any “other vessel,” such liability is limited to the greater of $600 per gross ton or $500,000 per vessel. Such liability limits do not apply, however, to an incident caused by the responsible party’s violation of federal safety, construction or operating regulations or by the responsible party’s gross negligence or willful misconduct, or if the responsible party fails to report the incident or provide reasonable cooperation and assistance as required by a responsible official in connection with oil removal activities or fails to comply with certain governmental orders. Although we currently maintain maximum available pollution liability insurance, a catastrophic spill or a failure or refusal of the insurance carrier to provide coverage could result in material liability in excess of available insurance coverage, resulting in a material adverse effect on our business results of operations or financial condition.

     Under OPA 90, with certain limited exceptions, all newly built or converted oil tankers carrying crude oil and petroleum products in U.S. waters must be built with double-hulls, and existing single-hull, double-side or double-bottom vessels must be phased out of service at some point, depending upon their size, age and place of discharge, through 2015 unless retrofitted with double-hulls. As a result of this phase-out requirement, as interpreted by the U.S. Coast Guard, our five single-hull chemical and petroleum product tankers will be required to cease transporting petroleum products by 2015, with the first vessel phased out in 2007 and the last vessel phased out in 2015, unless they are modified to install double hulls.

     OPA 90 expanded pre-existing financial responsibility requirements and requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of insurance or qualification as a self-insurer or other evidence of financial responsibility sufficient to meet their potential liabilities under OPA 90. Coast Guard regulations require evidence of financial responsibility demonstrated by insurance, surety bond, self-insurance, or guaranty. The regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which imposes liability for discharges of hazardous substances such as chemicals, in an amount equal to $300 per gross ton, thus increasing the overall amount of financial responsibility from $1,200 to $1,500 per gross ton. We have obtained Certificates of Financial Responsibility pursuant to the Coast Guard regulations for our product and chemical carriers through self-insurance and commercial insurance.

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

     In addition to OPA 90, the following are examples of environmental and occupational health and safety laws that relate to our business and operations:

     Clean Water Act. The federal Water Pollution Control Act, also referred to as the Clean Water Act, imposes restrictions on the discharge of pollutants into navigable waters of the United States. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial potential liability for the costs of removal, remediation, and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or hazardous materials into state waters. In addition, the federal Coastal Zone Management Act authorizes state development and implementation of programs to manage non-point source pollution to restore and protect coastal waters.

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

     RCRA. The Company’s operations may generate and result in the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and local laws.

     CERCLA. The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials to the environment and damages to natural resources. The Company has agreed to remediate certain shoreside portions of our former Sun State Marine facility in Green Cove Springs, Florida in cooperation with the state of Florida Department of Environmental Protection and the current owner of the property. The Company has expended approximately $140,000 to date in remediation expenses and anticipates approximately another $40,000 to complete the project over the remainder of 2005. Also, the Company may have certain limited clean-up responsibilities regarding a replacement tenant at the facility.

     Clean Air Act. The federal Clean Air Act requires the U.S. Environmental Protection Agency (“EPA”) to promulgate, among other things, standards applicable to the emission of volatile organic compounds and other air pollutants. The Company’s chemical and petroleum product carrier vessels are subject to such vapor control and recovery requirements when loading, unloading, ballasting, cleaning, and conducting other operations in certain ports and are equipped with vapor control systems that satisfy these requirements in all material respects. In addition, the EPA has issued regulations addressing air emission requirements applicable to marine engines. These standards will require modifications to new or replacement marine diesel engines in some cases.

     Coastwise Laws. A substantial portion of the Company’s operations is conducted in the U.S. domestic trade, which is governed by the coastwise laws of the United States (commonly referred to as the Jones Act). The coastwise laws reserve tankers (including harbor tug services) operating between points in the United States (including drilling rigs fixed to the ocean floor on the U.S. outer continental shelf, under the Outer Continental Shelf Act) to vessels built in and documented under the laws of the United States (U.S.-flag) and owned and manned by U.S. citizens, with an exception to the ownership requirement with respect to foreign owned financial entities which own and lease U.S. vessels to U.S. citizen operators. Generally, a corporation is deemed a U.S. citizen so long as (i) it is organized under the laws of the United States or a state, (ii) each of its president or other chief executive officer and the chairman of its board of directors is a citizen, (iii) no more than a minority of the number of its directors necessary to constitute a quorum for the transaction of business are non-citizens, and (iv) 75.0% of the interest and voting power in the corporation are held by U.S. citizens.

     Under the citizenship provisions of the U.S. Merchant Marine Act of 1920 (“Jones Act”) and the Shipping Act of 1916, the Company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the Company’s outstanding stock was owned by non-U.S. citizens. The Company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of the Company’s common stock. In addition, the Company’s charter provides the Company with certain remedies with respect to any transfer or purported transfer of shares of the Company’s common stock that would result in the ownership by non-U.S. citizens of more than 25% of its common stock.

     The laws of the United States provide that once a vessel is registered under a foreign-flag it cannot thereafter engage in the U.S. coastwise trade. Therefore, the Company’s non-U.S.-flag vessels must continue to be operated abroad, and if the Company was not able to secure charters or contracts abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total vessels owned or operated by the Company at December 31, 2004, 76 were registered under the U.S. flag and 72 were registered under foreign flags.

     The Company’s offshore vessels and foreign-flag tankers are subject to international safety and classification standards. U.S.-flag tanker and offshore support vessels operating in the United States are required to undergo periodic inspections and to be recertified under drydock examination at least every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable jurisdictions.

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

     Occupational Health Regulations and Safety Act. The Company’s shoreside facilities and, as of 2001, the Company’s U.S.-based vessels, are subject to occupational safety and health regulations issued by the U.S. Occupational Safety and Health Administration (OSHA) and comparable state programs. Such regulations currently require the Company to maintain a workplace free of recognized hazards, observe safety and health regulations, maintain records and keep employees informed of safety and health practices and duties. The Company’s vessel operations are also subject to occupational safety and health regulations issued by the U.S. Coast Guard and, to an extent, OSHA. Such regulations currently require the Company to perform monitoring, medical testing and record keeping with respect to mariners engaged in the handling of the various cargoes transported by our chemical and petroleum product vessels."

     Vessel Condition. The Company’s chemical and petroleum product tankers, offshore energy support vessels, and certain of the Company’s tugs are subject to periodic inspection and survey by, and drydocking and maintenance requirements of, the Coast Guard and/or the American Bureau of Shipping and other marine classification societies.

     The Company believes it is currently in compliance in all material respects with environmental and other laws and regulations, including health and safety requirements, to which the Company’s business and operations are subject. The Company is unaware of any pending or threatened material litigation or other material judicial, administrative or arbitration proceedings against us based on any alleged non-compliance with or liability under such laws or regulations, with the exception of the potential for a dispute, claim or litigation in connection with the Sun State remediation matter referred to above. The risks of substantial costs, liabilities, penalties and other sanctions for releases of oil or hazardous materials into the environment or non-compliance are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities, penalties or other sanctions will not be incurred by or imposed on us in the future.

     International Laws and Regulations. The Company’s vessels that operate internationally are subject to various international conventions, including certain safety, environmental and construction standards, as well as foreign local laws. Among the more significant of the conventions applicable to the fleet are: (i) the International Convention for the Prevention of Pollution from Ships, 1973, 1978 Protocol, (ii) the International Convention on the Safety of Life at Sea, 1978 Protocol, including the International Management Code for the Safe Operation of Ships and for Pollution Prevention, which went into effect for tank vessels on July 1, 1998, and (iii) the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers, 1978, as amended in 1995. These conventions govern oil spills and other matters of environmental protection, worker health and safety, and the manning, construction and operation of vessels. Generally, surveys and inspections are performed by internationally recognized classification societies. The vessels that operate internationally are registered primarily in the Marshall Islands, Liberia and Panama.

     Although the Company believes it is in substantial compliance with all applicable requirements, the risks of incurring substantial compliance costs and liabilities and penalties for noncompliance are inherent in marine operations and there can be no assurance that significant costs, liabilities, penalties and other sanctions will not be incurred by us or imposed on us in the future.

I. Insurance

     The Company’s operations are subject to the normal hazards associated with operating vessels carrying large volumes of cargo and rendering services in a marine environment. These hazards include the risk of loss of or damage to the Company’s vessels, damage to third parties as a result of collision, loss, or contamination of cargo, personal injury of employees and third parties, and pollution and other environmental damages. The Company maintains insurance coverage against these hazards with certain deductibles for which we are responsible. Risk of loss of or damage to the Company’s vessels is insured through hull and machinery insurance policies in amounts that approximate fair market value, also subject to certain deductibles. Vessel operating liabilities, such as collision, cargo, environmental, and personal injury, are insured primarily through our participation in a mutual insurance association, the West of England Association (“West of England”).

     As of February 20, 2004, the Company switched its protection and indemnity (“P&I”) marine insurance club from Steamship Mutual (“Steamship”) to West of England Association (“West of England”). The premium for 2005 is approximately $223,000 greater than the premium for 2004. The per incident deductible for U.S. Gulf offshore claims decreased from $375,000 to $250,000 for 2005. Because the Company maintains mutual insurance, the Company is subject to potential additional premiums for prior years due to funding requirements and coverage shortfalls of the clubs in the event claims exceed available funds, reserves and reinsurance, and to future premium increases based on prior underwriting loss experience. In order to cover potential future additional insurance calls which might be made by Steamship Mutual for 2002 and 2003, the Company was required to post a letter of credit in the amount of approximately $1.9 million to support such potential additional calls as a condition to its departure from Steamship. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

     The Company carries workers’ compensation, maritime employer’s liability, general liability, directors and officer liability, and other insurance customary in the industry. The Company also carries War Risk insurance for all of its vessels for both hull and machinery damage to the vessels and protection and indemnity liability. This insurance provides coverage for marine perils including war, terrorism, sabotage, riots, seizure and piracy.

     The terrorist attacks on the United States on September 11, 2001, and the continued threat of terrorist activity, together with uncertain investment performance for future years, have created uncertainty in the insurance markets. It is also possible that acts of terrorism could be directed against U.S. companies such as ours. These uncertainties have contributed to significant increases in the premiums quoted for our insurance coverages, which in turn has also contributed to substantial increases in the Company’s insurance deductibles and self-insured retention levels.

     P&I insurance expense decreased by approximately $1.8 million from $9.3 million in 2003 to $7.5 million in 2004. Over the last several years, premiums of both marine and non-marine insurers have been adversely impacted by the erosion of reserves, underwriting losses and increased reinsurance costs. The Company’s hull and machinery insurance was renewed in October 2004. We maintain high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions, which may increase in the future. In 2004 we increased our U.S. Gulf offshore segment deductible to $375,000 per incident but eliminated the self-insurance layer we had in prior years. In 2005 that deductible was reduced to $250,000 per incident. We carry coverage related to loss of earnings subject to deductibles ranging from 14 to 30 days for our tanker operations, but not for our offshore and tug operations. Insurance costs represented approximately 6.2% of vessel and voyage costs in 2004.

J. Security

     Heightened awareness of security needs brought about by the events of September 11, 2001 has caused the U.S. Coast Guard, the International Maritime Organization, and the states and local ports to adopt heightened security procedures relating to ports and vessels. The Company has updated its procedures in light of the new requirements.

     In 2002 Congress passed the Maritime Transportation Security Act (the Act) which, together with the International Maritime Organization’s recent security proposals (collectively known as The International Ship and Port Facility Security Code), requires specific security plans for our vessels and more rigorous crew identification requirements. The Company has implemented vessel security plans and procedures for each of its U.S.-flag vessels pursuant to rules implementing the Act which have been issued by the U.S. Coast Guard. The Company anticipates that the costs of security for our business will continue to increase. In addition, both the Company’s U.S.-flag and foreign-flag vessels have been certified under the International Ship and Port Facility Security (ISPS) Code effective July 1, 2004.

K. Risks of Operating Internationally

     The Company’s international offshore vessel support operations are subject to the usual risks inherent in doing business in countries other than the United States. Such risks include changing political conditions, local cabotage and content laws, possible vessel seizure, company nationalization and other governmental actions, currency restrictions and revaluations, import/export restrictions, increases in duty taxes and royalties, war, and terrorist attacks, all of which are beyond the control of the Company.

     In Nigeria there has recently been legislation enacted which will provide for certain Nigerian ownership and crew requirements for offshore vessel support operators such as the Company operating in Nigeria. Waivers of these laws may be obtained in Nigeria through the annual payment of prescribed vessel fees. It is expected that such fees will increase our costs in Nigeria, where we have 20 offshore vessels. The Company has entered into a joint venture with Nigerian interests to operate Nigerian-flag crewboats in Nigeria, partially in response to Nigerian cabotage and local content laws. Although it is impossible to fully predict the effect of any of these developments on the Company, the Company believes these risks to be within acceptable limits and, in view of the mobile nature of the Company’s principal revenue producing assets, does not consider them at this time to constitute a factor materially adverse to the conduct of its international offshore vessel support operations as a whole.

L. Employees

     As of February 1, 2005, the Company had 2,502 employees. Management considers relations with employees to be satisfactory. Renegotiations of labor contracts are on-going. The Company has various collective bargaining arrangements in its towing and tanker segments with expiration dates through December 31, 2007. The Company has approximately 500 members of national maritime labor unions, with approximately 90 members of unions with collective bargaining arrangements expiring by March 31, 2005.

M. Executive Officers of the Registrant

     The following table provides information on the Company’s current executive officers.

Name	Age	Current Position
Gerhard E. Kurz	65	Chairman of the Board, President, Chief Executive Officer and Director
Vincent deSostoa	60	Senior Vice President and Chief Financial Officer
Larry D. Francois	62	Senior Vice President and President—Seabulk Offshore
Michael J. Pellicci	41	Senior Vice President—Finance & Planning, Treasurer and Chief Accounting Officer
Kenneth M. Rogers	49	Senior Vice President and President—Seabulk Towing
Alan R. Twaits	57	Senior Vice President, General Counsel and Secretary
L. Stephen Willrich	52	Senior Vice President and President—Seabulk Tankers
Hubert E. Thyssen	57	Vice President —Seabulk Offshore

     Mr. Kurz was elected Chief Executive Officer and a Director of the Company in April 2000, President in September 2000, and Chairman in September 2002. He formerly served as President of Mobil Shipping and Transportation Company (MOSAT), a Mobil Oil-affiliated company from which he retired in March 2000. Mr. Kurz joined Mobil in London in 1964 as a Chartering Assistant. In 1965 he was transferred to Mobil’s Marine Division in New York. After a series of assignments, he was named Vice President of Planning, Middle East and Marine Transportation, and then President of MOSAT in 1989. Mr. Kurz is past Chairman of the Marine Preservation Association and the Oil Companies International Marine Forum. He serves on the Board of Directors of the American Bureau of Shipping and chairs its Audit Committee. He previously chaired its Finance and Nominating Committees. He also serves on the Boards of the Seamen’s Church Institute and the Coast Guard Foundation. He is a founding member and Chairman of the Massachusetts Maritime Academy’s International Business Advisory Council and a member of the International Advisory Board to the Panama Canal Authority. Mr. Kurz is the recipient of numerous awards and honors, including the International Maritime Hall of Fame Award, the 1999 SeaTrade “Personality of the Year” award, the Seamen’s Church Institute Silver Bell Award, the Order of the U.S.S. St. Mary’s Medal from the State University of New York Maritime College, the U.S. Coast Guard Award and Medal for Meritorious Public Service, and the Seafarers’ House International Golden Compass Award. He holds an Honorary Doctorate Degree from the Massachusetts Maritime Academy.

     Mr. deSostoa has been Senior Vice President and Chief Financial Officer since June 2002. He was previously President and Chief Financial Officer of Zeosoft Corporation, a provider of mobile service networks. Previously, Mr. deSostoa served as Senior Vice President and Chief Financial Officer of OMI Corporation, an international tanker operator with interests in real estate and energy. Mr. deSostoa was also Chief Financial Officer of the New York City Transit Authority and a partner with Peat Marwick, Mitchell & Co., a public accounting firm, which he joined in 1973.

     Mr. Francois has been Senior Vice President since February 2003 and President, Seabulk Offshore since January 2003. He previously served as Area Manager of domestic offshore marine operations for Tidewater Inc. Previously, Mr. Francois was Division Manager for Zapata Gulf Marine Corporation in Mexico, International Marketing Manager in London for Western Oceanic, Inc., and Area Executive for Tidewater in Egypt. He was also Marketing & Sales Manager for Dillingham Maritime, a division of the Dillingham Corporation. A Vietnam War veteran, Mr. Francois served in the United States Air Force with the rank of Captain.

     Mr. Pellicci has been Senior Vice President—Finance and Planning, and Treasurer since January 2005. He was previously Vice President—Finance and Corporate Controller of the Company, which he joined in January 2001. Mr. Pellicci also continues to serve as Chief Accounting Officer, to which he was appointed in March 2002. He previously served as Director of Corporate Finance and Corporate Controller of Caraustar Industries, Inc. in Atlanta, which he joined in 1989. Prior to that, he was a Senior Auditor with Arthur Andersen & Co. He is a Certified Public Accountant.

     Mr. Rogers has been Senior Vice President and President, Seabulk Towing since July 2002. He was previously Senior Vice President of Marketing for Seabulk Towing, which he joined in October 2001. Previously, Mr. Rogers was Managing Director of Maritime Audit Services for Carnival Corporation and President of Southern Ship Management. Mr. Rogers was successively Port Captain, Ship Manager, Assistant Vice President of Operations and Vice President of Operations for OMI Corporation, which he joined in 1986. He began his career upon graduation from the United States Merchant Marine Academy as a deck officer with Texaco Inc.

     Mr. Twaits has been Senior Vice President, General Counsel and Secretary since November 2000. He was previously Senior Vice President, General Counsel and Secretary of Premier Cruise Lines. Previously, Mr. Twaits was in private practice and served as General Counsel and Secretary for Carnival Corporation as well as a Director and Vice President, General Counsel and Secretary of Carnival Air Lines. Mr. Twaits has also held senior counsel positions with Crowley Maritime Corporation, Trusthouse Forte, Inc., United States Lines, Inc., and a staff counsel position at Pan American World Airways. He is a member of the Florida Bar, the District of Columbia Bar, the American Bar Association and its International Law Section, and the American Corporate Counsel Association.

     Mr. Willrich has been Senior Vice President since June 2000 and President of Seabulk Tankers since March 1998, when he was also elected a corporate Vice President. He was appointed Senior Vice President of Seabulk Tankers in August 1996. He joined the Company as Vice President of Chartering in January 1988. Previously, Mr. Willrich was employed by Diamond Shamrock Chemical Company from 1975 to 1988, where he rose to Division General Manager. Prior to his service with Diamond Shamrock, he worked for Gulf Oil Corporation as a Third Assistant Engineer on various company tankers. He has more than 28 years of experience in the management of Jones Act product tankers.

     Mr. Thyssen has been Vice President since August 2002. He is also Senior Vice President of Marketing & Sales for Seabulk Offshore and Managing Director of Seabulk Offshore, S.A. Mr. Thyssen joined the Company in 1998 when it acquired Care Offshore, where he served as Managing Director and Director of Marketing. Prior to that, he was Manager for Saunier Maritime SARL in Marseilles, a shipbroker and agent, which he joined in 1972. He is a member of the Association Francaise du Petrole.

N. Additional Business and Corporate Risk Factors

     The Company operates in a business environment that has many risks. Listed below are some additional critical risk factors that affect the Company and particularly its offshore vessel support business and that should be considered when evaluating any forward-looking statement. The impact of any one risk factor or a combination of several risk factors could materially impact the Company’s results of operations and financial condition and the accuracy of any forward-looking statement made in this Form 10-K.

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

     The level of offshore oil and natural gas exploration, development and production activity has historically been volatile and is likely to continue to be so in the future. The level of activity is subject to large fluctuations in response to relatively minor changes in a variety of factors that are beyond our control, including:

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	the cost of exploring for, producing and delivering oil and natural gas offshore;

•	worldwide demand for energy and other petroleum products as well as chemical products;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	local and international political and economic conditions and policies including cabotage and local content laws;

•	technological advances affecting energy production and consumption;

•	weather conditions;

•	environmental regulation; and

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for capital.

     We expect levels of oil and natural gas exploration, development and production activity to continue to be volatile and affect the demand for and rates of our offshore energy support services and, to a lesser extent, tanker services.

     A prolonged material downturn in oil and natural gas prices is likely to cause a substantial decline in expenditures for exploration, development and production activity. Lower levels of expenditure and activity would result in a decline in the demand and lower rates for our offshore energy support services and tanker services. Moreover, approximately 25% of our offshore energy support services are currently conducted in the Gulf of Mexico and are therefore dependent on levels of activity in that region, which may differ from levels of activity in other regions of the world.

Excess vessel supply could depress day rates, charter or spot market rates, and adversely affect our operating results.

     Increases in oil and natural gas prices and higher levels of expenditure by oil and natural gas companies for exploration, development and production may not result in increased demand for our offshore energy support services and tanker services. For example, our offshore energy support segment is affected by the supply of and demand for offshore energy support vessels. During periods when supply exceeds demand, there is significant downward pressure on the rates we can obtain for our vessels. Because vessel operating costs cannot be completely reduced, any reduction in rates adversely affects our results of operations. Currently, demand for our offshore energy support vessels in the important Gulf of Mexico market has improved somewhat, a trend that began in the second half of 2004, particularly in the deep water areas. A significant increase in the capacity of the offshore energy support industry through new construction could not only potentially lower day rates, which would adversely affect our revenues and profitability, but could also worsen the impact of any downturn in oil and natural gas prices on our results of operations and financial condition. Similarly, should our competitors in the domestic petroleum and chemical product tankers industry construct a significant number of new tankers or large capacity integrated or articulated tug and barges, demand for our tanker assets could be negatively impacted. During 2004 there were no newly built U.S.-flag Jones Act product tankers, and no comparably sized tug and barge tank vessels have been announced or delivered in the domestic industry.

The consolidation or loss of companies that charter our offshore energy support and tanker vessels could adversely affect demand for our vessels and reduce our revenues.

     Oil and natural gas companies, energy companies and drilling contractors have undergone substantial consolidation in the last few years and additional consolidation is likely. Consolidation results in fewer companies to charter or contract for our vessels. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, adversely affecting demand for our offshore energy support vessels and tankers, thereby reducing our revenues.

Intense competition in our lines of business could result in reduced profitability and loss of market share for us.

     Contracts for our vessels are generally awarded on a competitive basis, and competition in the offshore energy support segment is intense. The most important factors determining whether a contract will be awarded include:

•	suitability, reliability and capability of equipment;

•	safety record;

•	age of equipment;

•	personnel;

•	price;

•	service; and

•	reputation.

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

We conduct international operations, which involve additional risks.

     We operate vessels worldwide. Operations outside the U.S. involve additional risks, including the possibility of:

•	restrictive actions by foreign governments, including vessel seizure;

•	foreign taxation and changes in foreign tax laws;

•	limitations on repatriation of earnings;

•	changes in currency exchange rates;

•	local cabotage and local ownership laws and requirements;

•	nationalization and expropriation;

•	loss of contract rights; and

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets.

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

Revenue from our tanker segment and towing segment could be adversely affected by a decline in demand for domestic refined petroleum products, crude oil or chemical products, or a change in existing methods of delivery in response to certain conditions that may develop.

     A reduction in domestic consumption of refined petroleum products, crude oil or chemical products may adversely affect revenue from our tanker segment and towing segment and therefore our financial condition and results of operations. Weather conditions also affect demand for our tanker services and towing services. For example, a mild winter may reduce demand for heating oil in our areas of operation. Moreover, alternative methods of delivery of refined petroleum, natural gas or crude oil may develop as a result of:

Construction of additional refined petroleum product, natural gas or crude oil pipelines, which could have a material adverse effect on our tanker and towing revenues.

     Long-haul transportation of refined petroleum products, crude oil and natural gas is generally less costly by pipeline than by tanker. Existing pipeline systems are either insufficient to meet demand in, or do not reach all of, the markets served by our tankers. New pipeline segments are being planned and approved for the Florida market. Such activity could have an adverse effect on the volume of our tanker and towing businesses.

Our offshore energy support fleet includes many older vessels.

     The average age of our offshore energy support vessels, based on the later of the date of construction or rebuilding, is approximately 17 years. Approximately 52% of these vessels are more than 20 years old. We believe that after a vessel has been in service for approximately 30 years, repair, vessel certification and maintenance costs may not be economically justifiable. We may not be able to maintain our fleet by extending the economic life of existing vessels through major refurbishment or by acquiring new or used vessels. Some of our competitors have newer fleets and may be able to compete more effectively against us.

We are subject to complex laws and regulations, including environmental laws and regulations that can adversely affect the cost, manner or feasibility of doing business.

     Increasingly stringent federal, state, local and international laws and regulations governing worker safety and health and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the U.S. Coast Guard, Occupational Safety and Health Administration, the National Transportation Safety Board and the U.S. Customs Service and to regulation by port states and class society organizations such as the American Bureau of Shipping, as well as to international regulations from international treaties such as the Safety of Life at Sea (“SOLAS”) convention administered by port states and class societies. The U.S. Coast Guard, Occupational Safety and Health Administration, and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Customs Service is authorized to inspect vessels at will.

     Our business and operations are also subject to federal, state, local and international laws and regulations that control the discharge of oil and hazardous materials into the environment or otherwise relate to environmental protection and occupational safety and health. Compliance with such laws and regulations may require installation of costly equipment or operational changes, and the phase-out of certain product tankers. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict and, under certain circumstances, joint and several liability for remediation of spills and releases of oil and hazardous materials and damage to natural resources, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, including charterers. Moreover, these laws and regulations could change in ways that substantially increase our costs. We cannot be certain that existing laws, regulations or standards, as currently interpreted or reinterpreted in the future, or future laws and regulations will not have a material adverse effect on our business, results of operations and financial condition. For more information, see “Environmental and Other Regulations.”

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

     A substantial portion of our operations is conducted in the U.S. coastwise trade. Under the Jones Act, this trade is restricted to vessels built in the United States, owned and manned by U.S. citizens and registered under U.S. law. There have been attempts to repeal or undermine the Jones Act, and these attempts are expected to continue in the future. Repeal of the Jones Act could result in additional competition from vessels built in lower-cost foreign shipyards and owned and manned by foreign nationals with promotional foreign tax incentives and with lower wages and benefits than U.S. citizens, which could have a material adverse effect on our business, results of operations and our financial condition.

We may have to phase-out some of our single hull tankers from petroleum product transportation service in U.S. waters.

     The Oil Pollution Act of 1990, commonly referred to as OPA 90, establishes a phase-out schedule, depending upon vessel size and age, for non-double-hull vessels carrying crude oil and petroleum products in U.S. coastwise transportation. The phase-out dates for our non-double-hull tankers are as follows: Seabulk Magnachem - 2007, Seabulk Power — 2008, Seabulk Trader — 2011, Seabulk Challenge - 2011 and Seabulk America - 2015. As a result of this requirement, these vessels will be prohibited from transporting crude oil and petroleum products in U.S. coastwise transportation after their phase-out dates unless they are modified to install double hulls. They would also be prohibited from transporting petroleum products in most foreign and international markets under a more accelerated IMO international phase-out schedule, were we to attempt to enter those markets.

Our business involves hazardous activities and other risks of loss against which we may not be adequately insured.

     Our business is affected by a number of risks, including:

•	terrorism;

•	the mechanical failure of our vessels;

•	collisions;

•	vessel loss or damage;

•	cargo loss or damage;

•	hostilities; and

•	labor strikes.

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

We depend on attracting and retaining qualified, skilled employees to operate our business and protect our business expertise.

     Our results of operations depend in part upon our business expertise. We believe that protection of our expertise depends in large part on our ability to attract and retain highly skilled and qualified personnel. Any inability we experience in the future to hire, train and retain a sufficient number of qualified employees could impair our ability to manage and maintain our business and to protect our expertise.

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

     Some of our employees are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws typically operate to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we may have greater exposure for any claims made by these employees.

Our success depends on key members of our management, the loss of whom could disrupt our business operations.

     We depend to a large extent on the business expertise, efforts and continued employment of our executive officers, directors and key management personnel. The loss of services of certain key members of our management could disrupt our operations and have a negative impact on our operating results.

Our borrowing agreements, including our amended credit facility and bond indenture, contain covenants that restrict our activities.

     Our borrowing agreements, including our amended credit facility and bond indenture:

•	require us to meet certain financial tests, including the maintenance of minimum ratios of leverage, and debt service and indebtedness to net worth;

•	limit certain liens;

•	limit additional borrowing;

•	restrict us from making certain investments;

•	restrict certain payments, including dividends, on shares of any class of capital stock; and

•	limit our ability to do certain things, such as entering into certain types of business transactions, including mergers and acquisitions.

     These provisions could limit our future ability to continue to pursue actions or strategies that we believe would be beneficial to our Company, our stockholders or the holders of the notes or may result in default of our borrowing agreements.

     Our insurance costs may rise and no assurance can be given that they will not continue to rise.

     Our P&I marine insurance clubs, West of England and Steamship Mutual, are mutual associations and rely on member premiums, investment reserves and income, and reinsurance to manage liability risks on behalf of their members. Investment losses, underwriting losses, and high costs of reinsurance have caused West of England, and other international marine insurance clubs, to raise the cost of membership, resulting in higher premium costs. Deterioration in this insurance market could lead to higher levels of premiums, deductibles and self-insurance.

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

O. Website Access to Reports

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Insider Transactions, Current Reports on Form 8-K and Registration Statements are available through the Investors page of our website at www.seabulkinternational.com, as soon as reports are electronically filed with the SEC.

Item 2. Properties.

     The Company’s fleet ownership is described in Item 1. Business. Many of the Company’s vessels are mortgaged to secure the Company’s Amended Credit Facility or U.S. Maritime Administration Title XI financing.

     The Company’s principal offices are located in Fort Lauderdale, Florida, where the Company leases approximately 36,000 square feet of office and shop space under a lease expiring in 2009. The Company also leases office and other facilities in Amelia, Louisiana; Dubai, the United Arab Emirates; Nyon, Switzerland; Houston, Texas; Tampa, Florida; Port Harcourt, Nigeria; and Singapore. In addition, the Company leases sales offices and maintenance and other facilities in other locations where our vessels operate. The Company believes that its facilities are generally adequate for current and anticipated future use, although the Company may from time to time close or consolidate facilities or lease additional facilities as operations require.

Item 3. Legal Proceedings.

     Under U.S. law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, the Company filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company’s vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company’s vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case had been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.

     The Company was sued by Maritime Transport Development Corporation (“MTDC”) in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on three of its vessels, the Seabulk Magnachem, Seabulk Challenge and Seabulk Pride, under an alleged broker commission agreement. MTDC was controlled by the founders of our predecessor company. The claim allegedly continues to accrue. The amount alleged to be due is over $800,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges, but the Company cannot predict the ultimate outcome.

     From time to time the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and, for 2002 and 2003, significant self-insured retentions.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Common Stock of Seabulk International, Inc. trades on the NASDAQ National Market under the symbol SBLK.

     Warrants issued to former noteholders (the Noteholder Warrants) have an exercise price of $0.01 per share. These warrants expire on June 30, 2007. As of March 1, 2005 there were 157,570 Noteholder Warrants outstanding.

     The Company has not paid and does not expect to pay any dividends on its Common Stock. The Company declared no dividends in 2004 and 2003.

     The following tables set forth the high and low closing prices of the Company’s Common Stock, as reported by the NASDAQ National Market.

Common Stock	High	Low

2005
First Quarter (through March 1, 2005)	$18.03	$11.11

2004
First Quarter	11.99	8.31
Second Quarter	9.54	6.39
Third Quarter	11.10	7.36
Fourth Quarter	13.47	10.59

2003
First Quarter	9.05	5.61
Second Quarter	10.25	8.13
Third Quarter	8.71	6.42
Fourth Quarter	9.50	7.17

Class A Warrants	High	Low

2003
First Quarter	$0.12	$0.03
Second Quarter	0.10	0.02
Third Quarter	0.10	0.02
Fourth Quarter	0.14	0.02

     As of March 1, 2005, there were 230 holders of record of the Company’s Common Stock.

     The Company’s ability to pay dividends in the future is subject to certain limitations, contained in the Company’s amended credit facility and the senior notes indenture. Information concerning the Company’s plans, which may involve the issuance of equity required by Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” will be incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Form 10-K and included in the Proxy Statement for the 2005 Annual Stockholders Meeting.

     Information regarding our equity compensation plans as of December 31, 2004 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Item 6. Selected Financial Data.

     The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Report.

	Year Ended December 31,
	2004	2003		2002		2001		2000
	(in thousands except per share data),
Consolidated Statement of Operations Data:
Revenue	$352,328	$316,558		$323,997		$346,730		$320,483
Vessel and voyage expenses	192,444	179,676		182,558		199,327		205,226
General and administrative	37,526	38,043		38,657		37,002		39,630
Depreciation, amortization and drydocking	66,132	66,592	(4)	66,376		61,313	(4)	50,271
(Gain) loss on disposal of assets	(4,116)	(1,463)		(1,364)		134		(3,863)

Income from operations	60,342	33,710		37,770		48,954		29,219
Interest expense, net	33,579	33,498		44,240		55,667		62,010
Other income (expense), net	4,205 (3)	(939	) (2)	(27,758	) (2)	(38)		8,711 (1)

Income (loss) before provision for income taxes	30,968	(727)		(34,228)		(6,751)		(24,080)
Provision for income taxes	5,034	4,238		4,642		5,210		4,872

Net income (loss)	$25,934	$(4,965)		$(38,870)		$(11,961)		$(28,952)

Net income (loss) per common share:
Basic	$1.11	$(0.21)		$(2.72)		$(1.16)		$(2.89)

Diluted	$1.09	$(0.21)		$(2.72)		$(1.16)		$(2.89)

Weighted average number of shares and common equivalent shares outstanding:
Basic	23,264	23,176		14,277		10,277		10,034

Diluted	23,761	23,176		14,277		10,277		10,034

Ratio earnings to fixed charges(7)(8)	1.8	0.9		0.2		0.9		0.6

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$59,145	$38,323	(5)	$37,612	(5)	$37,391	(5)	$11,910 (5)
Investing activities	(109,087)	(21,658	)(5)	8,922	(5)	(2,366	)(5)	16,594 (5)
Financing activities	61,492	(26,810)		(33,412)		(37,627)		(33,317)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)(6)	$49,643	$30,848	$26,261	$(7,313)	$7,026
Total assets	786,788	694,440	695,818	744,765	775,476
Total long-term liabilities	512,318	445,071	443,095	519,552	544,870
Stockholders’ equity	198,995	172,355	176,800	124,687	136,514

(1) Includes a $7.0 million favorable settlement of a disputed liability in 2000.

(2) Includes loss on early extinguishment of debt of $1.7 million and $27.8 million in 2003 and 2002, respectively.

(3) Includes $4.5 million in proceeds from the favorable settlement of litigation in 2004.

(4)Includes write-down of assets held for sale of approximately $1.2 million and $1.4 million in 2003 and 2001, respectively.

(5)As restated, see Note 2 to our consolidated financial statements.

(6)Includes restricted cash of $35.7 million, $28.5 million, $21.0 million, $8.5 million and $8.9 million, in 2004, 2003, 2002, 2001 and 2000 respectively.

(7) For purposes of computing the ratio of earnings to fixed charges: Earnings consists of income before provision for income taxes plus fixed charges less interest capitalized. Fixed charges consists of interest expense, interest capitalized and a portion of operating lease rent expense deemed to be representative of interest.

(8) Pursuant to Statement of Financial Accounting Standards No. 145, Recision of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the Company was required to reclassify to continuing operations amounts previously reported as extinguishments of debt. See note (2).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This discussion and analysis of the Company’s financial condition and historical results of operations should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included elsewhere in this Report.

Overview

     The Company has three lines of business: offshore energy support, marine transportation (tankers) and marine towing.

•	Offshore operates 109 vessels and is one of the world’s largest providers of support services to the offshore oil and gas exploration, development and production industry.

•	Tankers operates 10 U.S.-flag product tankers and two foreign-flag product tankers. Nine of the U.S-flag product tankers operate in domestic trade and one operates in international trade, carrying petroleum products, crude oil and chemicals. Five of the U.S.-flag vessels have double-hulls and are the newest and most technologically advanced product carriers in the Jones Act market. The foreign-flag tankers, operating in foreign trade, carry petroleum products. The two five-year-old, foreign-flag product tankers are modern double-hull vessels suitable for world-wide trading.

•	Marine towing operates 26 vessels and has one of the most modern fleets operating in the U.S. We provide towing and harbor assist services in seven ports.

     Since a limited number of customers account for a significant amount of the Company’s worldwide revenue, our results are subject to volatility from changes in spending for energy distribution, exploration, development and production. A significant slowdown in capital spending in our markets can create uncertainty as to the level of demand for our equipment. As a result of the uncertainty, an accurate estimate of earnings and cash flow is difficult.

     The following themes and events are important to an understanding of our business:

•	Our results of operations since the second half of 2001 have been adversely affected by a slowdown in natural gas and crude oil activity in the Gulf of Mexico. However, international demand remains high.

Rates and utilization for our offshore vessels in the Gulf of Mexico began to improve in the third quarter of 2004, and this trend has continued into 2005.

•	The Company has implemented certain changes to improve profitability including: (1) selective new buildings for offshore vessels, (2) selective acquisitions and charters of existing vessels and tankers, and (3) repositioning offshore vessels and tugboats.

•	We continue to reduce our exposure to low margin assets and sell offshore vessels that are not an integral part of our core operations. We have reduced our operating expenses through restructuring of our personnel requirements in our offshore division in both domestic and international operations.

•	The Company entered the foreign-flag tanker market in 2004 with the purchase of two modern product tankers, which have contributed significantly to earnings.

•	The Company incurs substantial capital requirements for debt service, vessel maintenance, vessel replacement and upgrades to the fleet to comply with increased regulatory requirements.

•	In August 2003, the Company issued $150.0 million 9.50% senior unsecured notes to increase the Company’s liquidity and renegotiated its primary credit facility. The notes require the semiannual payment of interest only; principal is paid at maturity in 2013. The Company’s credit facility was amended in August 2003 to an $80.0 million revolving facility.

•	The Company entered into an interest rate swap in October 2003 for the notes to take advantage of a lower available interest rate. The Company effectively converted the fixed rate to a floating rate currently at 7.88%.

•	The Company has certain restrictions on distributing excess cash from the five U.S.-flag double-hull tankers to fund the Company’s general working capital requirements. It can distribute 100% of excess cash from the Lightships once they have attained $12 million in working capital, which they had as of December 31, 2004. In 2004, the five U.S.-flag double-hull tankers distributed approximately $3.9 million to the Company for working capital purposes. The Company expects to receive $10.0 million during the first quarter of 2005 from the double-hull tankers for working capital purposes.

Critical Accounting Policies and Estimates

     Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, useful lives of vessels and equipment, deferred tax assets, and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue Recognition. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy and towing segments, revenues are recorded on a daily basis as services are rendered. For the tankers segment, revenue is earned under time charters, bareboat charters, consecutive voyage charters or affreightment/voyage contracts. Revenue from time charters and bareboat charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Recorded revenue is based on actual performance. Affreightment/voyage contracts are contracts for cargoes that are committed on a 12 to 30 month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton.

Revenue and voyage expenses for the affreightment contracts and consecutive voyage charters are recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Asset Impairment. We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets carrying amounts. If the carrying value is not recoverable, the carrying value of the assets is reduced to estimated fair value.

     Useful Lives of Fixed Assets. We determine the useful lives of the vessels and equipment based upon regulatory requirements such as OPA 90, market conditions and operational considerations. We continue to evaluate the reasonableness of the useful lives of the vessels and equipment.

     Major Maintenance Costs. Currently, the costs incurred to drydock our vessels are deferred and amortized on a straight-line basis over the period to the next drydocking, generally 24 to 36 months. At December 31, 2004, the net book value of the deferred drydocking costs was $32.4 million.

     Insurance Premium Accruals. Under the Company’s mutual protection and indemnity (“P&I”) marine insurance policies, the Company could be liable for additional premiums to cover any investment losses and reserve shortfalls experienced by its marine insurance clubs, however additional premiums can only be assessed for open policy years. A policy year closes three years after the policy year has ended. Policy years 2002, 2003 and 2004 are still open. There have been no additional premiums assessed for these policy years and the Company believes it is unlikely that additional premiums for those policy years will be assessed. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

     Valuation of Deferred Tax Assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. After application of the valuation allowance, our net deferred tax assets and liabilities were zero at December 31, 2004 and 2003.

Overview of Revenue

     We derive our revenue from three main lines of business – offshore energy support, tankers, and marine towing. Seabulk Offshore, our domestic and international offshore energy support business, accounted for approximately 46.6% and 50.8% of Company revenue in 2004 and 2003, respectively. Seabulk Tankers, our tankers business, consists of the Company’s Jones Act product tanker business, in which it owns nine petroleum and chemical product tankers in the domestic coastwise trade and leases one chemical product carrier. The tanker business also consists of the Company’s two foreign-flag product tankers which began operations in international trade in March and April 2004. Seabulk Tankers accounted for approximately 41.9% and 37.6% of Company revenue in 2004 and 2003, respectively. Seabulk Towing, our domestic harbor and offshore towing business, accounted for approximately 11.5% and 11.6% of Company revenue in 2004 and 2003, respectively.

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

     As the Company’s offshore energy support fleet gets older, our strategy is to look for opportunities to improve our age profile by acquiring higher-value, larger and newer vessels, and selling a number of older and smaller vessels, mainly crewboats.

     The Company sold 11 offshore energy support vessels during 2004 including one which had been held-for-sale for an aggregate total of $6.4 million and a gain of approximately $4.1 million. The Company sold 18 offshore energy support vessels and three tugs during 2003 for an aggregate total of $9.0 million and a gain of approximately $1.5 million. During 2002, the Company sold 17 vessels for a total of $6.8 million and a gain of approximately $55,000.

     The following table represents revenue for Seabulk Offshore by major operating area (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic (1)	$37,535	$41,770	$47,490
West Africa	85,498	79,680	84,576
Middle East	26,255	24,650	23,683
Southeast Asia	15,072	14,616	15,730

Total	$164,360	$160,716	$171,479

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

     The following tables set forth, by primary area of operation, average day rates achieved by the offshore energy fleet owned or operated by the Company and average utilization for the periods indicated. Average day rates are calculated by dividing total revenue by the number of days worked. Utilization percentages are based upon the number of working days over a 365/366-day year and the number of vessels in the fleet on the last day of the quarter. Day rates and utilization are not disclosed for categories with a limited number of vessels.

	Q1 2004				Q2 2004				Q3 2004				Q4 2004
	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other

Domestic(1)
Vessels(2)	21	—	22	2	21	—	21	2	21	—	18	2	22	—	18	2
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1	—	—	—	1
Effective Utilization(3)	43%	—	63%	—	52%	—	67%	—	68%	—	73%	—	69%	—	72%	—
Day Rate	$5,001	—	$2,410	—	$4,879	—	$2,442	—	$4,768	—	$2,705	—	$5,421	—	$2,958	—

West Africa
Vessels(2)	33	4	3	—	33	4	3	—	33	4	3	—	32	2	3	1
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	82%	86%	98%	—	83%	75%	94%	—	78%	67%	93%	—	77%	70%	84%	—
Day Rate	$7,281	$6,193	$3,413	—	$7,350	$6,831	$3,524	—	$7,300	$6,196	$3,620	—	$7,574	$6,329	$3,664	—

Middle East
Vessels(2)	6	5	7	5	6	5	7	4	6	5	7	4	6	5	7	4
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	89%	80%	79%	43%	97%	84%	92%	78%	83%	75%	93%	95%	86%	64%	80%	99%
Day Rate	$3,750	$4,565	$1,740	$3,966	$3,880	$4,739	$1,712	$5,043	$3,827	$4,951	$1,659	$4,804	$3,782	$5,388	$1,580	$4,733

Southeast Asia
Vessels(2)	8	—	—	1	7	—	—	1	7	—	—	1	7	—	—	1
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	66%	—	—	—	77%	—	—	—	88%	—	—	—	93%	—	—	—
Day Rate	$5,422	—	—	—	$5,388	—	—	—	$5,400	—	—	—	$5,327	—	—	—

(1) Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2) Held-for-sale vessels are excluded from the vessel count.

(3) Effective utilization excludes laid-up vessels.

	Q1 2003				Q2 2003				Q3 2003				Q4 2003
	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other

Domestic(1)
Vessels(2)	21	—	25	2	21	—	25	2	21	—	24	2	21	—	24	2
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1	—	—	—	1
Effective Utilization(3)	56%	—	61%	—	67%	—	69%	—	73%	—	77%	—	61%	—	73%	—
Day Rate	$5,192	—	$2,330	—	$4,989	—	$2,422	—	$4,970	—	$2,557	—	$5,101	—	$2,463	—

West Africa
Vessels(2)	32	4	6	1	32	4	1	—	33	4	1	—	34	4	1	—
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	80%	72%	97%	—	83%	76%	—	—	78%	86%	—	—	73%	82%	—	—
Day Rate	$7,223	$6,131	$3,038	—	$7,199	$6,198	—	—	$7,321	$6,265	—	—	$7,591	$6,053	—	—

Middle East
Vessels(2)	6	6	7	6	6	6	7	6	6	6	7	6	6	5	7	5
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1	—	—	—	—
Effective Utilization(3)	90%	56%	86%	52%	89%	48%	95%	50%	91%	63%	92%	71%	75%	94%	92%	58%
Day Rate	$3,283	$4,457	$1,682	$5,213	$3,393	$5,364	$1,677	$4,246	$3,476	$5,266	$1,742	$5,341	$3,711	$4,855	$1,760	$4,975

Southeast Asia
Vessels(2)	9	1	—	1	8	—	—	1	8	—	—	1	8	—	—	1
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	59%	—	—	—	80%	—	—	—	78%	—	—	—	65%	—	—	—
Day Rate	$5,936	—	—	—	$5,321	—	—	—	$5,310	—	—	—	$5,558	—	—	—

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

(3)	Effective utilization excludes laid-up vessels.

	Q1 2002				Q2 2002				Q3 2002				Q4 2002
	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other	AHTS/ Supply	AHT/ Tugs	Crew/ Utility	Other

Domestic(1)
Vessels(2)	24	—	30	2	21	—	31	2	21	—	31	2	21	—	28	2
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1	—	—	—	1
Effective Utilization(3)	59%	—	65%	—	63%	—	58%	—	63%	—	62%	—	65%	—	65%	—
Day Rate	$6,687	—	$2,666	—	$6,005	—	$2,469	—	$5,581	—	$2,530	—	$5,252	—	$2,315	—

West Africa
Vessels(2)	29	5	7	1	30	5	6	1	30	5	6	1	30	4	6	1
Laid-Up	—	1	—	—	—	1	—	—	—	1	—	—	—	—	—	—
Effective Utilization(3)	84%	86%	89%	—	85%	97%	84%	—	80%	87%	76%	—	79%	71%	68%	—
Day Rate	$7,368	$6,613	$3,124	—	$8,042	$6,522	$2,722	—	$7,787	$6,234	$2,976	—	$7,316	$5,891	$2,878	—

Middle East
Vessels(2)	6	8	8	5	6	8	8	5	6	8	8	5	6	7	7	5
Laid-Up	—	1	1	1	—	1	1	1	—	1	1	1	—	—	—	1
Effective Utilization(3)	83%	75%	81%	77%	79%	62%	85%	66%	92%	49%	88%	65%	86%	71%	95%	57%
Day Rate	$3,265	$4,571	$1,649	$4,502	$3,250	$5,048	$1,668	$4,475	$3,496	$4,556	$1,646	$4,181	$3,684	$3,991	$1,666	$4,197

Southeast Asia
Vessels(2)	8	—	5	2	8	—	—	2	8	—	—	2	8	—	—	2
Laid-Up	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Effective Utilization(3)	59%	—	53%	—	68%	—	—	—	66%	—	—	—	61%	—	—	—
Day Rate	$5,510	—	$1,472	—	$6,320	—	—	—	$5,584	—	—	—	$6,484	—	—	—

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

(3)	Effective utilization excludes laid-up vessels.

     Domestic offshore revenue in the first half of 2004 was adversely affected by the continued slowdown in natural gas and crude oil drilling activity in the U.S. Gulf of Mexico. However, this situation began to improve during the second half of 2004, a trend that has continued into 2005. The Company redeployed four vessels to Mexico in the second half of 2004. The Company continues to explore charter opportunities to Mexico, which remains an active market.

     International offshore revenues for 2004 increased by approximately 6.6% over the same period in 2003. International vessel demand is primarily driven by crude oil exploration and production. During 2004, crude oil prices and demand remained high. In West Africa, utilization and day rates were strong as this is an oil-driven deepwater market with long time horizons and increasing exploration and production budgets primarily from oil company majors. Based on oil company projections and independent analyses, the Company expects international exploration and production spending to continue to increase in West Africa, which should lead to strong levels of demand in that area for some time to come. Revenue increased for the Company’s Middle East operations versus the prior year as a result of higher day rates and higher utilization. Revenue remained substantially the same for the Company’s Southeast Asia operations versus the prior year.

Seabulk Tankers

     Revenue from the Company’s tanker business is derived from the operations of nine U.S.-flag tankers carrying, petroleum, crude oil and chemical products in the U.S. Jones Act trade, one in U.S. foreign commerce and two foreign-flag tankers in foreign trade.

     The Company’s U.S.-flag product tanker fleet operates on long-term time charters, consecutive voyage charters and contracts of affreightment. The Company currently has seven tankers operating under time charters, two under contracts of affreightment, and one under a consecutive voyage charter. The two foreign-flag tankers have been placed in an international tanker pool.

     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product tankers:

	Year Ended December 31,
	2004	2003	2002
Number of vessels operated at end of period	12	10	10
Revenue (in thousands)	$147,828	$119,002	$117,486	(a)

(a)	Excludes revenue from the Company’s shipyard operations, which were discontinued in March 2002.

     Tanker revenue increased 24.2% to $147.8 million in 2004 from $119.0 million in 2003 The increase primarily reflects the addition of two foreign-flag double-hull product tankers in March and April 2004. In addition, revenue increased for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004 and the number of contracts of affreightment increased.

     U.S.-Flag Product Tankers. Demand for the Company’s ten Jones Act product carriers is dependent on several factors, including production and refining levels in the United States, domestic consumer and commercial consumption of petroleum products and chemicals, and competition from foreign imports. The Company owned nine U.S.-flag tankers and operated a tenth under a bareboat charter at December 31, 2004. Five of the petroleum product tankers are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. The Company’s Jones Act fleet is benefiting from higher energy demand and a tightening domestic tanker market, although increased competition from imported products has had a moderating effect on Jones Act tanker rates. One of the Company’s single-hull vessels is scheduled for retirement in 2007, one in 2008, two in 2011, and one in 2015. None of the five U.S.-flag double-hull tankers has an OPA 90 restriction.

     In October 2004, the Company renewed for two years the time charter on one of its Jones Act vessels at a higher rate.

     Foreign-Flag Product Tankers. The international product tanker market is highly cyclical and dependent upon the worldwide demand for refined products. Surging demand from China and an increase in U.S. imports have favorably impacted international tanker rates, which are currently high by historical standards. The Company’s two double-hull, foreign-flag carriers are benefiting from the current high rates. Neither has a regulatory age restriction.

Seabulk Towing

     Revenue derived from the Company’s tug operations is primarily a function of the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services, competition and the number of tugs available to provide services. Vessel traffic is a function of the general trade activity in the region served by the port.

     The following table summarizes certain operating information for the Company’s tugs.

	Year Ended December 31,
	2004	2003	2002
Number of tugs at end of period	26	26	31
Revenue (in thousands)	$40,582	$37,257	$31,475

     Towing revenue increased 8.9% to $40.6 million in 2004 from $37.3 million in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports. In addition, the Company’s tug fleet achieved higher rates and improved utilization during the period.

Overview of Operating Expenses and Capital Expenditures

     The Company’s operating expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. During periods of decreased demand for vessels, the Company does not crew certain vessels.

     In addition to variable expenses associated with vessel operations, we incur fixed charges such as drydocking, which are capitalized and amortized for our vessels. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the related assets. OPA 90 mandates the useful life of the Company’s non-double-hull product carriers.

     Under applicable regulations, the Company’s chemical and product tankers, offshore service vessels, and its four largest tugs are required to be drydocked twice in each five-year period for inspection and routine maintenance and repairs. These vessels are also required to undergo special surveys every five years involving comprehensive inspection and corrective measures. The Company’s harbor tugs generally are not required to be drydocked on a specific schedule. During the years ended December 31, 2004, 2003 and 2002, the Company drydocked 39, 64, and 54 vessels, respectively, at an aggregate cost (exclusive of lost revenue) of $22.9 million, $31.5 million and $23.4 million, respectively. The Company accounts for its drydocking costs under the deferral method, under which capitalized drydocking costs are expensed over the period preceding the next scheduled drydocking. See Note 2 to the Company’s consolidated financial statements.

     The Company had drydocking and capital expenditures, including vessel acquisition and newbuild construction, in the years ended December 31, 2004, 2003 and 2002 of $135.7 million, $62.2 million and $27.2 million, respectively.

     The cost of fuel is an item which has significant impact on the Company’s operating results on contracts of affreightment. Consumables and fuel costs represented approximately 15.8% of vessel and voyage costs in 2004.

     Insurance costs consist primarily of premiums and substantial deductibles, and for 2001, 2002 and 2003 self-retention layers (P&I only) for:

•	protection and indemnity insurance for our marine liability risks, which are insured by two mutual insurance associations of which we are members and through the commercial insurance markets;

•	hull and machinery insurance and other maritime-related insurance, which are provided through the commercial marine insurance markets; and

•	general liability and other traditional insurance, which is provided through the commercial insurance markets.

     Insurance costs, particularly costs of marine insurance, are directly related to overall insurance market conditions and industry and individual loss records, which vary from year to year.

     P&I insurance expense decreased by approximately $1.8 million from $9.3 million in 2003 to $7.5 million in 2004 due to higher deductibles and improved safety performance. Over the last several years, premiums of both marine and non-marine insurers have been adversely impacted by the erosion of reserves, underwriting losses and increased reinsurance costs. The Company’s hull and machinery insurance was renewed in October 2004. We maintain high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and for 2001, 2002, and 2003, self-insured retentions (for P&I only), which may increase in the future. In 2004 we increased our U.S. Gulf offshore segment deductible to $375,000 per incident but eliminated the self-insurance layer we had in prior years. In 2005 that deductible was reduced to $250,000 per incident. We carry coverage related to loss of earnings subject to deductibles ranging from 14 to 30 days for our tanker operations, but not for our offshore and tug operations. Insurance costs represented approximately 6.2% of vessel and voyage costs in 2004.

Results of Operations

     The following table sets forth certain selected financial data and percentages of net revenue for the periods indicated:

	Year Ended December 31,
	2004		2003		2002
	(Dollars in millions)
Revenue	$352.3	100%	$316.6	100%	$324.0	100%
Vessel and voyage expenses	192.5	55%	179.7	56%	182.5	56%
General and administrative	37.5	11%	38.0	12%	38.7	12%
Depreciation, amortization and drydocking (b)	66.1	19%	66.6	21%	66.4	20%
Gain on disposal of assets	(4.1)	(1)%	(1.4)	0%	(1.4)	0%

Income from operations	$60.3	17%	$33.7	11%	$37.8	12%

Interest expense, net	$33.6	10%	$33.5	11%	$44.3	14%

Other income (expense), net(a)	$4.2	1%	$(0.9)	0%	$(27.8)	(9%)

Income (loss) before provision for income taxes	$31.0	9%	$(0.7)	0%	$(34.3)	(11%)

Net income (loss)	$25.9	7%	$(5.0)	(2%)	$(38.9)	(12%)

(a) Includes loss on early extinguishment of debt of $27.8 million in 2002, consisting of the write-off of the unamortized financing cost on the Senior Notes and bank debt of $9.7 million, unamortized original issue discount on the Senior Notes of $14.1 million and contractual redemption premiums on the Senior Notes of $4.0 million.

(b)Includes write down of assets held for sale of approximately $1.2 million in 2003.

2004 Compared with 2003

     Revenue. Revenue increased 11.3% to $352.3 million in 2004 from $316.6 million in 2003. The increase primarily reflects higher revenue from the Company’s tanker segment and, to a lesser extent, higher offshore and towing revenue.

     Offshore energy support revenue increased 2.3% to $164.4 million in 2004 from $160.7 million in 2003. The increase primarily reflects revenue growth of $5.8 million in West Africa due to increased utilization and higher day rates. The increase also reflects revenue growth of $2.1 million in the Middle East and Southeast Asia combined. The increase was offset by lower revenue from the Gulf of Mexico of $4.2 million due to fewer vessels and lower utilization.

     Tanker revenue increased 24.2% to $147.8 million in 2004 from $119.0 million in 2003. The increase primarily reflects an additional $12.7 million in revenue due to the addition of two foreign-flag double-hull product tankers in March and April 2004. In addition, revenue increased $7.4 million for one tanker after the Company converted a bareboat charter to a consecutive voyage charter in January 2004. The increase also reflects the tanker fleet average day rate improvement, which resulted in an increase in tanker revenue for four petroleum product tankers and one chemical product carrier of approximately $9.7 million, offset by a slight decrease in revenue for two carriers of approximately $1.0 million.

     Towing revenue increased 8.9% to $40.6 million in 2004 from $37.3 million in 2003. The increase primarily reflects additional vessel traffic in certain of the Company’s ports. In addition, the Company’s tug fleet achieved higher rates and improved utilization during the period.

     Vessel and Voyage Expenses. Vessel and voyage expenses increased 7.1% to $192.5 million in 2004 from $179.7 million for 2003. Crew payroll and benefits increased by approximately $2.5 million due to increased crew days and higher wages, particularly as a result of the addition of the two foreign-flag tankers to our fleet. Charter hire increased by approximately $4.3 million as a result of the conversion of a bareboat to a consecutive voyage charter, and additional bareboat expenses in the offshore segment as the Company chartered additional vessels in its West African operations. Repairs, maintenance and insurance decreased by approximately $2.1 million combined primarily due to reductions in the number of repairs in the offshore segment and improved cost management, particularly in West Africa. Insurance decreased primarily due to reduced premiums and deductibles paid and fewer claims, particularly related to the U.S. Gulf and West Africa. Fuel and consumables increased by approximately $4.9 million as a result of higher fuel costs related to the tanker and towing segments. Port charges and other increased by approximately $3.2 million as a result of increased activity, particularly in West Africa, with a slight increase in Southeast Asia.

     General and Administrative. General and administrative expenses remained substantially the same at $37.5 million in 2004 and $38.0 million in 2003. Salaries and benefit expenses increased by approximately $0.2 million, offset by a decrease in professional fees.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking expenses remained substantially the same at $66.1 million for 2004 and $66.6 million for 2003. Amortization of drydocking costs increased by approximately $2.6 million due to higher drydocking costs in 2003, offset by a decrease in depreciation expense of approximately $1.8 million due to the sale of vessels.

     Gain on Disposal of Assets. Gain on disposal of assets increased 173.3% to $4.1 million in 2004 from $1.5 million in 2003. The increase is primarily the result of the sale of the Seabulk Maintainer, which had a gain of approximately $1.5 million. During 2004, the Company sold 11 offshore energy support vessels including one which had been held-for-sale for an aggregate total of $6.4 million and a gain of approximately $4.1 million. During 2003, the Company sold 18 offshore energy support vessels and three tugs for an aggregate total of $9.0 million and a gain of approximately $1.5 million.

     Net Interest Expense. Net interest expense remained substantially the same at $33.6 million for 2004 and $33.5 million for 2003.

     Other Income (Expense), Net. Other income (expense), net increased to income of $4.2 million in 2004 from an expense of $0.9 million in 2003. The income in 2004 is primarily due to the proceeds from the settlement of litigation, in which the Company received approximately $4.5 million from two of its suppliers in March 2004. The expense in 2003 included $1.7 million primarily due to the loss on early extinguishment of debt in connection with the Company’s amended credit facility.

2003 Compared with 2002

     Revenue. Revenue decreased 2.3% to $316.6 million for 2003 from $324.0 million for 2002 due to decreased revenue from the Company’s offshore energy support segment.

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

     Tanker revenue decreased 2.0% to $119.0 million for 2003 compared to $121.4 million for 2002. The decrease in revenue is primarily due to the sale of our inland barge and shipyard operations in 2002, as well as an increase in off-hire days in 2003 as a result of vessel drydockings and repairs.

     Towing revenue increased by 18.4% to $37.3 million for 2003 from $31.5 million for 2002. The increase in revenue was due to increased vessel traffic in certain of the Company’s ports, higher rates and improved utilization of the Company’s tug fleet.

     Vessel and Voyage Expenses. Vessel and voyage expenses decreased 1.6% to $179.7 million from $182.6 million for the same period in 2002. Payroll decreased in the U.S. Gulf of Mexico market due to lower crewing costs and in the tanker segment due to payroll expense control. Repair and maintenance expenditures decreased due to unusually high repairs in the tankers segment in the prior year. Fuel and consumables decreased as a result of the sale of our inland barge and shipyard operations in 2002. This was partially offset by an increase in insurance costs.

     General and Administrative. General and administrative expenses remained substantially the same at $38.0 million in 2003 as compared to $38.7 million for the same period in 2002.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking expenses remained substantially the same at $66.6 million for 2003 from $66.4 million for 2002. Other includes a write-down of assets held for sale of $1.2 million. This is offset by a decrease in drydocking amortization due to a reduction in drydockings in the offshore energy segment as the Company has been selling its older and smaller vessels.

     Net Interest Expense. Net interest expense decreased 24.3% to $33.5 million for 2003 from $44.3 million for the same period in 2002. The decrease was primarily due to a lower debt balance and lower interest rates as a result of the recapitalization in September 2002.

     Other Expense, Net. Other expense, net decreased to $0.9 million in 2003 compared to other expense of $27.8 million in 2002. This decrease is primarily due to the reduced losses on the early extinguishment of debt. The Company had a loss on early extinguishment of debt of $1.7 million in 2003 compared to a loss on early extinguishment of debt of $27.8 million in 2002.

Liquidity and Capital Resources

     At December 31, 2004, the Company had cash on hand of $18.9 million and working capital of approximately $49.6 million which includes $35.7 million in restricted cash. The Company’s main sources of liquidity are cash from operations, borrowings under our amended credit facility, and proceeds from the sale of vessels with marginal operating performance. In 2004, cash from operations totaled $59.1 million, which was $20.8 million greater than 2003. At December 31, 2004, availability under our amended credit facility was approximately $1.1 million. Additionally, the Company received $6.4 million from the sale of vessels during 2004. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further in this report under “Additional Business and Corporate Risk Factors” in Part 1, Item 1. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company currently has commitments from various lenders to fund at least 80% of the cost of vessels it has contracted to purchase.

     Long-Term Debt. Long-term debt, including capital leases and current maturities, consisted of the following (in millions):

	Outstanding	Outstanding
	Balance	Balance		Interest Rate
	as of	as of		as of
	December 31,	December 31,		February 15,
Facility	2004	2003	Maturity	2005
Senior Notes	$152.9	$151.5	2013	9.50% (a)
Amended credit facility	$48.5	$30.0	2008	6.58%
Title XI financing bonds	$209.0	$216.1	2005 to 2024	5.86% to 10.10%
Other notes payable	$85.1	$23.1	2003 to 2011	4.00% to 8.50%
Capital leases	$32.3	$35.8	2004 to 2013	5.71% to 10.0%

Total long-term debt	$527.8	$456.5

(a)	The Company effectively converted the interest rate on its outstanding 2003 Senior Notes to a floating rate based on LIBOR. The effective floating rate was 6.79% as of December 31, 2004 and the current effective floating interest rate is 7.88%, as of February 15, 2005.

     In addition to the amended credit facility balance of $48.5 million, there are $22.4 million in outstanding letters of credit as of December 31, 2004. The Company is subject to semi-annual reductions on the amended credit facility commencing February 5, 2004, with the final payment due in August 2008.

     On August 5, 2003, the Company completed the offering of $150.0 million of Senior Notes (the “2003 Senior Notes”) due 2013 through a private placement to institutional investors eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company’s indebtedness under a $180.0 million credit facility. Interest on the 2003 Senior Notes is payable semi-annually in arrears, commencing on February 15, 2004. The 2003 Senior Notes are senior unsecured obligations guaranteed by certain of the Company’s subsidiaries. The 2003 Senior Notes are subject to certain covenants, including, among other things, limiting the Company’s ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make certain investments or sell assets under certain conditions. On October 31, 2003, the Company filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the 2003 Senior Notes pursuant to a registration rights agreement, so that the notes are eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and the Company completed the exchange offer on December 16, 2003.

     In connection with the 2003 Senior Notes offering, the Company amended and restated its $180.0 million credit facility. The amended credit facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity (the “Amended Credit Facility”). The Amended Credit Facility is subject to semi-annual reductions commencing February 5, 2004. The principal reductions on the Amended Credit Facility are as follows: $4.0 million each February and August from 2004 through 2007, and $48.0 million in 2008. As of December 31, 2004 the outstanding borrowings on the Amended Credit Facility were $70.9 million including outstanding letters of credit of $22.4 million. Interest on the Amended Credit Facility is payable monthly, with a variable interest rate. The rate is either LIBOR or a base rate plus a margin based upon certain financial ratios of the Company (6.21% at December 31, 2004). It is secured by first liens on certain of the Company’s vessels (excluding vessels financed with Title XI financing and some of its other vessels), second liens on two vessels, and stock of certain subsidiaries and is guaranteed by certain subsidiaries. The Amended Credit Facility is subject to various financial covenants, including minimum ratios of adjusted EBITDA to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of the Company’s vessels.

     In October 2003, the Company entered into a ten-year interest rate swap agreement with its Amended Credit Facility lender and other members of its lending group. The Company entered into this transaction in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150.0 million, the Company effectively converted the interest rate on its outstanding 2003 Senior Notes due August 2013 to a floating rate based on LIBOR. The Company entered into the swap transaction “at-market,” and as a result there was no exchange of a premium at the initial date of the transaction. The current effective floating interest rate is 7.88%. The swap agreement is secured by a second lien on the assets that secure the Company’s amended credit facility.

     Capital Requirements. During 2004, the Company incurred $135.7 million in capital improvements for drydocking costs and fleet additions. Approximately $22.9 million was for drydockings and approximately $112.7 million was for fleet additions including newbuild vessels and vessel acquisitions. The Company incurred approximately $12.9 million for the construction of the Seabulk Angola and the Seabulk Luanda, approximately $27.6 million for the construction of the Seabulk Brasil and the Seabulk Angra, and approximately $9.4 million for the construction of the Seabulk Advantage. The Company incurred approximately $62.0 million for the purchase of the Seabulk Reliant and the Seabulk Trust, the two new foreign flag product tankers added to our fleet in March and April 2004. The vessels were funded by a combination of borrowings and available cash. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

     The Company’s expected 2005 capital requirements for drydocking costs is $30.7 million. The Company’s 2005 expected capital requirements for newbuild vessels and fleet improvements is $20.3 million, which includes $6.6 million for four anchor handling tug supply vessels the Company agreed to construct for approximately $43.7 million.

     The Company’s Amended Credit Facility contains certain restrictive financial covenants that, among other things, require minimum levels of EBITDA and tangible net worth. A covenant was amended as of February 26, 2004, to allow the Company a greater degree of flexibility under the debt/EBITDA ratio. The Company is in compliance with all such covenants at December 31, 2004.

     The Company is in compliance with the financial covenants of the 2003 Senior Notes at December 31, 2004. The 2003 Senior Notes require the Company to make payments of interest only. Based on current financial projections, the Company expects to be in compliance through the balance of 2005. Management continues implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

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

     Cash Flows. Net cash provided by operating activities totaled $59.1 million for the year ended December 31, 2004 compared to $38.3 million for the same period in 2003. The increase in cash provided by operating activities resulted primarily from a $30.9 million improvement in net income from a net loss of $5.0 million in 2003 to net income of $25.9 million in 2004. The increase was offset by the change in operating assets including cash used for other current and long-term assets of approximately $3.5 million and cash used for accounts payable and other liabilities of approximately $6.1 million.

     Net cash used in investing activities was $109.1 million for the year ended December 31, 2004 compared to $21.7 million for the same period in 2003. The increase in cash used in investing activities was due primarily to the purchase of vessels of approximately $112.7 million. In 2004, the Company used approximately $62.0 million for the purchase of the two foreign-flag product tankers, the Seabulk Reliant and the Seabulk Trust. In addition, the Company used approximately $27.6 for the construction of two offshore supply vessels, the Seabulk Brasil and the Seabulk Angra, approximately $6.9 million for the construction of a terminal support tug, the Seabulk Angola, approximately $9.4 million for the construction of a multi-purpose offshore supply vessel, the Seabulk Advantage, and approximately $6.0 million for the construction of the anchor handling tug supply vessel, the Seabulk Luanda. In addition, the Company used approximately $2.4 million for the acquisition of the remaining minority interest in the Seabulk America from Stolt. Net cash provided by investing activities was due to the sale of 11 offshore energy support vessels including one which had been held-for-sale during 2004 for an aggregate total of $6.4 million.

     Net cash provided by financing activities was $61.5 million for the year ended December 31, 2004 compared to net cash used in financing activities of $26.8 million for the same period in 2003. The increase in cash provided by financing activities is mainly attributable to additional vessel financing of approximately $89.9, of which the Company obtained $20.0 million in proceeds from its Amended Credit Facility, and approximately $69.8 million of proceeds from long-term debt for financing primarily related to the purchase of the Seabulk Reliant, Seabulk Trust, Seabulk Angola, Seabulk Luanda, Seabulk Brazil and the Seabulk Angra .

     Debt Service and Other Contractual Obligations. The Company’s principal and interest obligations for 2004 were $20.0 million and $33.3 million, respectively. In 2005, principal and interest obligations are expected to be $20.4 million and $38.3 million, respectively.

     The Company’s principal and interest obligations exclusive of the Title XI debt on its five double-hull tankers for 2004 were $15.0 million and $17.8 million for debt and interest, respectively. In 2005, principal and interest obligations are expected to be $15.0 million and $24.1 million, respectively.

     The Company is required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI bond agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the Company or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from U.S. Maritime Administration (“MARAD”). In the second quarter of 2003, the first deposits to the reserve fund were made in the amount of $3.8 million. In the first quarter of 2004, the second deposits to the reserve fund were made in the amount of approximately $4.7 million. Additionally, according to the Title XI financial agreement, the Company is restricted from distributing excess cash from the operations of the five double-hull tankers until certain working capital levels have been reached and maintained. Accordingly, at December 31, 2004, the Company had approximately $32.9 million in restricted cash which is restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company’s general working capital requirements. In 2004, the five double-hull tankers distributed approximately $3.9 million to the Company for general working capital purposes. The Company expects to receive $10.0 million during the first quarter of 2005 from the double-hull tankers for working capital purposes.

     The following summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments due by period
		Less than 1	2 – 3	4 – 5	Over 5
Contractual Obligations	Total	year	years	years	years
(in millions)
Long-term debt	$495.5	$16.7	$28.2	$79.7	$370.9
Capital lease obligations	47.3	5.9	10.0	12.4	19.0
Operating leases	32.5	9.1	16.4	6.2	0.8
Newbuild vessels	57.4	20.3	37.1	—	—

Total contractual cash obligations	$632.7	$52.0	$91.7	$98.3	$390.7

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, a revised Share-Based Payment (“SFAS 123R”), a revision effective for the Company’s third quarter of fiscal 2005. SFAS 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to or greater than the Company’s common stock market price on the date of the grant. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under the modified prospective application, Statement 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for unvested stock-based awards will be recognized over the remaining vesting periods. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of SFAS 123R and additional option grants expected to be made in the future, the pro forma disclosure included in the consolidated financial statements may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future financial statements. The Company is in the process of determining the impact adopting SFAS 123R will have on its consolidated financial position and consolidated results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), an amendment of APB Opinion No. 29, Accounting for NonMonetary Transactions (“APB 29”). APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged, however certain exceptions apply. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial position and consolidated results of operations.

     In June 2001, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring the cost of a planned major maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period of the next drydocking, generally 24 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear the AcSEC’s proposed SOP. In February 2005, the FASB asked its staff to further research the issue, specifically with regard to how the project’s scope could be limited.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Jones Act restricts the U.S. coastwise trade to vessels owned, operated and crewed substantially by U.S. citizens. The Jones Act continues to be in effect and supported by Congress and the

Administration. However, it is possible that the Company’s advantage as a U.S. citizen operator of Jones Act vessels may be eroded over time as there continue to be periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. On October 20, 2003, the Company entered into a ten-year interest rate swap agreement with its Amended Credit Facility lenders and other members of its lending group. The Company entered into this transaction in order to take advantage of a lower available interest rate. Through this derivative instrument, which covers a notional amount of $150.0 million, the Company effectively converted the interest rate on its outstanding 2003 Senior Notes due August 2013 to a floating rate based on LIBOR. The current effective floating interest rate is 7.88%. The floating rate is adjusted semi-annually in February and August of each year. The swap agreement is secured by a second lien on the assets that secure the Company’s amended credit facility.

     The interest rate swap was valued at $2.9 million as of December 31, 2004 an increase of $1.4 million from $1.5 million as of December 31, 2003, and is included in other assets with an offsetting increase in the 2003 Senior Notes in the accompanying consolidated financial statements. The Company expects the fair value of the interest rate swap to change in accordance with the movement in the underlying LIBOR rate. The variable interest rate of the interest rate swap as of December 31, 2004 was 6.79% and increased to 7.88% effective February 15, 2005, which results in an increase in interest expense annually of $1.6 million.

     In connection with the 2003 Senior Notes offering, the Company amended and restated its credit facility. The Amended Credit Facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity. The interest rate as of December 31, 2004 was 6.21%. A hypothetical 2.0% increase in the interest rate on the outstanding borrowings of $70.9 million, including outstanding letters of credit of $22.4 million, as of December 31, 2004, would cause the Company’s interest expense to increase on average approximately $1.4 million per year over the term of the Amended Credit Facility, with a corresponding decrease in income before taxes.

Item 8. Financial Statements and Supplementary Data.

     The Company’s consolidated financial statements are listed in Item 15(a), included at the end of this Report on Form 10-K beginning on page F-1, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains systems of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) designed to ensure that the Company is able to record, process, summarize and report, within the applicable time periods, the information required in the Company’s annual and quarterly reports under the Securities Exchange Act of 1934. Management of the Company has evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective to accomplish their purpose. There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934) that occurred during the Company’s last fiscal quarter that have materially affected the Company’s internal control over financial reporting or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2005 Annual Meeting of Shareholders, including the information set forth under the captions “Directors and Executive Officers of the Registrant” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” to be filed with the Commission not later than 120 days after the close of the fiscal year. The Executive Officers of the Company are presented in Part I, Item 1. Business of the Company’s Annual Report on Form 10-K.

Item 11. Executive Compensation.

     The information required by Item 11, including information concerning grants under the Company’s employees’ and directors’ stock compensation plans, is incorporated herein by reference to the applicable information in the Proxy Statement for our 2005 Annual Meeting of Shareholders set forth under the caption “Executive Compensation” to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12, including information concerning ownership and options under the Company’s employees’ and directors’ stock compensation plans, is incorporated herein by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders set forth under the caption “Common Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2005 Annual Meeting of Shareholders set forth under the caption “Certain Relationships and Related Transactions” to be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14. Principal Accounting Fees and Services.

     The information required by Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2005 Annual Meeting of Shareholders set forth under the caption “Principal Accounting Fees and Services” to be filed with the Commission not later than 120 days after the close of the fiscal year.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

     (a) Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules which appears on page F-1 herein.

     (b) Lists of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Company hereby files as part of this Form 10-K the exhibits required by Item 15(c) listed below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission’s regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.

EXHIBIT INDEX

Incorporated by
Reference to
Exhibit		Registration or
No.	Description	File No.	Form or Report	File Date
2.1	Debtor’s First Amended Joint Plan of Reorganization, dated November 1, 1999, and related Disclosure Statement filed with the U.S. Bankruptcy Court for the District of Delaware	000-28732	13D/A	Dec. 1999

3.1(a)	Certificate of Incorporation		10-K	April 2000

3.1(b)	Certificate of Merger		10-K	April 2000

3.1(c)	Certificate of Merger changing the name of the Company		10-K	March 2002

3.1(d)	Certificate of Amendment		8-K	Sept. 2002

3.2	Amended and Restated By-Laws of the Company		8-K	Sept. 2002

3.3	Bylaws, revised effective October 5, 2004		8-K	Oct. 2004

4.1	Form of Common Stock Certificate of the Company

4.1(a)	Form of Common Stock Certificate reflecting new name of the Company	000-28732	10-K	March 2001

4.2	Form of Class A Warrant Certificate of the Company	333-30390	S-3	Feb. 2000

4.2(a)	Form of Class A Warrant Certificate reflecting new name of the Company	000-28732	10-K	March 2001

4.3	Warrant Agreement, dated December 15, 1999, between Hvide Marine Incorporated and State Street Bank and Trust Company as Warrant Agent	333-30390	S-3/A	May 2000

4.4	Class A Warrant Agreement, dated as of December 15, 1999, by and between Hvide Marine Incorporated and State Street Bank and Trust Company	333-30390	S-3	Feb. 2000

4.5	Amended and Restated Equity Ownership Plan	000-28732	14A	April 2003

4.6	Stock Option Plan for Directors	000-28732	14A	April 2003

4.7	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes)	333-110138	S-4	Oct. 2003

4.8	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated	333-110138	S-4	Oct. 2003

4.9	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee	333-110138	S-4	Oct. 2003

10.1	Common Stock Registration Rights Agreement, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers	000-28732	8-K	Dec. 1999

Incorporated by
Reference to
Exhibit		Registration or
No.	Description	File No.	Form or Report	File Date
10.2*	Employment Agreement dated as of April 18, 2000 between the Company and Gerhard E. Kurz	000-28732	10-K	March 2001

10.3*	Amendment to Employment Agreement dated July 16, 2001 between the Company and Gerhard E. Kurz	000-28732	10-K	March 2002

10.4	Stock Purchase Agreement by and among Seabulk International, Inc. and the Investors listed on Schedule 1 thereto, dated as of June 13, 2002	000-28732	8-K	June 2002

10.5	Stockholders’ Agreement, dated as of September 13, 2002, among Seabulk International, Inc., Nautilus Acquisition, L.P., C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment, L.P., C/R Marine Coinvestment II, L.P. and Gerhard Kurz	000-28732	8-K	Sept. 2002

10.6*	Amendment to Employment Agreement, dated as of September 13, 2002, between the Company and Gerhard E. Kurz	000-28732	8-K	Sept. 2002

10.7*	Severance Agreement and Release between the Company and Andrew W. Brauninger	000-28732	10-Q	May 2003

10.8	Seabulk International, Inc. Executive Deferred Compensation Plan	000-28732	10-Q	May 2003

10.9	Summary Provisions of the Seabulk International, Inc. Management Annual Incentive Compensation Plan	000-28732	10-Q	May 2003

10.10	Amended and Restated Credit Agreement, dated as of August 5, 2003, among Seabulk International, Inc., each Subsidiary Guarantor, Fortis Capital Corp., NIB Capital Bank N.V. and each other financial institution which may become a party to the Agreement as a Lender, Fortis Capital Corp., as administrative agent on behalf of the Lenders, and as book runner and as an arranger, and NIB Capital Bank N.V., as an arranger	333-110138	S-4	Oct. 2003

10.11	Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee	000-28732	10-K	March 2004

10.12	Loan Agreement among Seabulk Global Transport, Inc. and Seabulk Overseas Transport, Inc., as Joint and Several Borrowers, the Guarantors named therein, the Banks and Financial Institutions listed therein, Nordea Bank Finland PLC, New York Branch, as Arranger and Agent, Nordea Bank Finland PLC, New York Branch, as Security Trustee, and Nordea Bank Finland PLC, New York Branch, as Swap Provider	000-28732	10-K	March 2004

10.13	Amendment Number 1 to the Amended and Restated Credit Agreement dated as of March, 2004	000-28732	10-Q	April 2004

Incorporated by
Reference to
Exhibit		Registration or
No.	Description	File No.	Form or Report	File Date
10.14*	Severance Agreement between the Company and Vincent J. deSostoa dated April 10, 2003	000-28732	10-Q	Aug. 2004

10.15*	Severance Agreement between the Company and Larry D. Francois dated April 10, 2003	000-28732	10-Q	Aug. 2004

10.16*	Severance Agreement between the Company and Alan R. Twaits dated April 10, 2003	000-28732	10-Q	Aug. 2004

10.17*	Severance Agreement between the Company and Hubert E. Thyssen dated April 21, 2003	000-28732	10-Q	Aug. 2004

10.18*	Severance Agreement between the Company and Michael J. Pellicci dated as of May 27, 2004	000-28732	10-Q	Aug. 2004

10.19*	Severance Agreement between the Company and Kenneth M. Rogers dated as of May 27, 2004.	000-28732	10-Q	Aug. 2004

10.20*	Severance Agreement between the Company and L. Stephen Willrich dated as of May 27, 2004	000-28732	10-Q	Aug. 2004

10.21	Subsidiary Guarantee Agreement dated as of March 16, 2004, among Seabulk International, Inc., the Subsidiary Guarantors named therein, Fortis Capital Corp, as Agents for the Counterparties to the Swap Agreements, Fortis Capital Corp., as Counterparty, NIB Capital Bank N.V., as Counterparty, and HBOS Treasury Services PLC, as Counterparty	000-28732	10-Q	Aug. 2004

10.22	Supplemental Credit Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Aug. 2004

10.23	First Supplemental Subsidiary Guarantee Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Aug. 2004

10.24	Loan Agreement in the amount of U.S. $11,840,000 dated October 5, 2004 between Seabulk Angola, Inc., as Borrower, and Caterpillar Financial Services Corporation, as Lender, for the construction and financing of the 65 meter anchor handling tug supply vessel Seabulk Luanda	000-28732	8-K	Oct. 2004

10.25*	Amendment No. 1 to the Severance Agreement between the Company and Vincent J. deSostoa dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.26*	Amendment No. 1 to the Severance Agreement between the Company and Larry D. Francois dated September 15, 2004.	000-28732	10-Q	Nov. 2004

10.27*	Amendment No. 1 to the Severance Agreement between the Company and Alan R. Twaits dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.28*	Amendment No. 1 to the Severance Agreement between the Company and Hubert E. Thyssen dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.29*	Amendment No. 1 to the Severance Agreement between the Company and Michael J. Pellicci dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.30*	Amendment No. 1 to the Severance Agreement between the Company and Kenneth M. Rogers dated September 15, 2004	000-28732	10-Q	Nov. 2004

Incorporated by
Reference to
Exhibit		Registration or
No.	Description	File No.	Form or Report	File Date
10.31*	Amendment No. 1 to the Severance Agreement between the Company and L. Stephen Willrich dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.32*	Amendment No. 3 to Executive Employment Agreement by and between Gerhard E. Kurz and Seabulk International, Inc	000-28732	10-Q	Nov. 2004

10.33	Loan Agreement in the amount of Singapore $14,384,000 dated July 15, 2004 between Seabulk Angola, Inc., as Borrower, and Caterpillar Financial Services Corporation, as Lender, for the construction and acquisition of the 162’ terminal support vessel Seabulk Angola	000-28732	10-Q	Nov. 2004

10.34	Second Supplemental Credit Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Nov. 2004

10.35	Second Supplemental Subsidiary Guarantee Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Nov. 2004

10.36	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T145)	000-28732	10-Q	Nov. 2004

10.37	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T146)	000-28732	10-Q	Nov. 2004

10.38	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T147)	000-28732	10-Q	Nov. 2004

10.39	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T148)	000-28732	10-Q	Nov. 2004

10.40	Agreement for the Purchase and Sale of Selected Assets between Seabulk Transport, Inc. and Stolt-Nielsen Transportation Group, Inc. dated December 15, 2004	000-28732	8-K	Dec. 2004

10.41	Specimen form of Non-Qualified Stock Option Agreement	000-28732	8-K	Jan. 2005

10.42	Specimen form of Restricted Stock Agreement	000-28732	8-K	Jan. 2005

10.43**	Severance Agreement between the Company and Bryn D. Jones dated November 18, 2004

10.44**	Third Supplemental Credit Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent

Incorporated by
Reference to
Exhibit		Registration or
No.	Description	File No.	Form or Report	File Date
10.45**	Third Supplemental Subsidiary Guarantee Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent

21.**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith)

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith)

99.1	Order dated December 9, 1999 of the United States Bankruptcy Court for the District of Delaware the First Amended Joint Plan of Reorganization in re:	000-28732	8-K	Dec. 1999
Hvide Marine Incorporated, et al., Case No. 99-3024 (PJW), including the Supplement to such Plan [incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)]

*	Indicates a management contract or compensation arrangement

**	Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

SEABULK INTERNATIONAL, INC.
By:	/s/ GERHARD E. KURZ
Gerhard E. Kurz
Chairman, President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GERHARD E. KURZ	Chairman, President,	March 11, 2005
Gerhard E. Kurz	and Chief Executive Officer
(Principal Executive Officer)

/s/ VINCENT J. deSOSTOA	Senior Vice President and	March 11, 2005
Vincent J. deSostoa	Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL J. PELLICCI	Senior Vice President — Finance	March 11, 2005
Michael J. Pellicci	and Planning, Treasurer and
Chief Accounting Officer
(Principal Accounting Officer)

/s/ DANIEL H. CLARE	Director	March 11, 2005
Daniel H. Clare

/s/ PETER H. CRESSY	Director	March 11, 2005
Peter H. Cressy

/s/ DAVID A. DURKIN	Director	March 11, 2005
David A. Durkin

/s/ KENNETH V. HUSEMAN	Director	March 11, 2005
Kenneth V. Huseman

/s/ ROBERT L. KEISER	Director	March 11, 2005
Robert L. Keiser

/s/ PIERRE F. LAPEYRE, JR.	Director	March 11, 2005
Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN	Director	March 11, 2005
David M. Leuschen

/s/ THOMAS P. MOORE, JR.	Director	March 11, 2005
Thomas P. Moore, Jr.

/s/ STEVEN A. WEBSTER	Director	March 11, 2005
Steven A. Webster

Seabulk International, Inc. and Subsidiaries

All schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Seabulk International, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Seabulk International, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity, for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seabulk International, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As described in Note 2, the Company restated the accompanying consolidated statements of cash flows for the years ended December 31, 2003 and 2002.

/s/ Ernst & Young LLP
Certified Public Accountants
Fort Lauderdale, Florida
February 25, 2005

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$18,949	$7,399
Restricted cash	35,681	28,458
Trade accounts receivable net of allowance for doubtful accounts of $5,649 in 2004 an and $4,321 in 2003, respectively	55,209	49,599
Other receivables	3,784	10,730
Marine operating supplies	7,868	8,155
Prepaid expenses and other current assets	3,627	3,045

Total current assets	125,118	107,386

Vessels and equipment, net	598,793	527,026
Deferred costs, net	45,053	48,486
Other	17,824	11,542

Total assets	$786,788	$694,440

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,918	$18,805
Current maturities of long-term debt	16,653	11,037
Current obligations under capital leases	3,708	3,521
Accrued interest	4,875	5,812
Accrued liabilities and other	35,321	37,363

Total current liabilities	75,475	76,538

Long-term debt	325,965	258,217
Senior notes	152,906	151,472
Obligations under capital leases	28,568	32,246
Other liabilities	4,879	3,136

Total liabilities	587,793	521,609

Commitments and contingencies

Minority interest	—	476

Stockholders’ equity:
Preferred stock, no par value-authorized 5,000; issued and outstanding, none	—	—
Common stock-$.01 par value, authorized 40,000 shares; 23,446 and 23,347 shares issued and outstanding in 2004 and 2003, respectively	234	233
Additional paid-in capital	259,843	259,134
Accumulated other comprehensive income	55	—
Unearned compensation	(758)	(699)
Accumulated deficit	(60,379)	(86,313)

Total stockholders’ equity	198,995	172,355

Total liabilities and stockholders’ equity	$786,788	$694,440

See notes to consolidated financial statements.

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue	$352,328	$316,558	$323,997
Vessel and voyage expenses:
Crew payroll and benefits	88,893	86,409	88,473
Charter hire	13,848	9,575	7,607
Repairs and maintenance	26,560	27,282	30,345
Insurance	11,915	13,285	11,385
Fuel and consumables	30,316	25,405	28,365
Port charges and other	20,912	17,720	16,383

	192,444	179,676	182,558
General and administrative	37,526	38,043	38,657
Depreciation, amortization and drydocking	66,132	65,373	66,376
Write-down of assets held for sale	—	1,219	—
Gain on disposal of assets	(4,116)	(1,463)	(1,364)

Income from operations	60,342	33,710	37,770
Other income (expense):
Interest expense	(33,888)	(33,853)	(44,715)
Interest income	309	355	475
Minority interest in (gains) losses of subsidiaries	(419)	147	219
Loss on early extinguishment of debt	—	(1,567)	(27,823)
Other, net	4,624	481	(154)

Total other income (expense), net	(29,374)	(34,437)	(71,998)

Income (loss) before provision for income taxes	30,968	(727)	(34,228)
Provision for income taxes	5,034	4,238	4,642

Net income (loss)	$25,934	$(4,965)	$(38,870)

Net income (loss) per common share:
Net income (loss) per common share – basic	$1.11	$(0.21)	$(2.72)

Net income (loss) per common share – diluted	$1.09	$(0.21)	$(2.72)

Weighted average common shares outstanding – basic	23,264	23,176	14,277

Weighted average common shares outstanding – diluted	23,761	23,176	14,277

See notes to consolidated financial statements.

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	As of December 31,
	2004	2003	2002
		(as restated, see Note 2)
Operating activities:
Net income (loss)	$25,934	$(4,965)	$(38,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of vessels and equipment	40,537	42,330	43,711
Expenditures for drydocking	(22,931)	(31,539)	(23,441)
Amortization of drydocking costs	25,595	23,043	22,665
Amortization of discount on long-term debt and deferred financing costs	1,701	1,531	4,249
Amortization of unearned compensation	255	238	99
Provision for (recovery of) bad debts	1,774	(79)	(93)
Gain on disposal of assets	(4,116)	(1,463)	(1,364)
Loss on early extinguishment of debt	—	1,567	27,823
Minority interest in gains (losses) of subsidiaries	419	(147)	(219)
Write-down of assets held for sale	—	1,219	—
Senior and notes payable issued for payment of interest and fees	—	—	626
Other non-cash items	60	—	551
Changes in operating assets and liabilities:
Trade accounts and other receivables	(438)	(8,404)	12,043
Other current and long-term assets	(3,517)	1,099	(4,129)
Accounts payable and other liabilities	(6,128)	13,893	(6,039)

Net cash provided by operating activities	59,145	38,323	37,612

Investing activities:
Purchases of vessels and equipment	(112,740)	(30,683)	(3,753)
Proceeds from disposals of assets	6,363	9,425	12,675
Investment in joint venture	(300)	(400)	—
Acquisition of minority interest	(2,410)	—	—

Net cash (used in) provided by investing activities	(109,087)	(21,658)	8,922

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
		(as restated, see Note 2)
Financing activities:

Net payments of revolving credit facility	—	—	(9,000)
Payments of prior credit facility	—	(148,179)	(125)
Proceeds from prior credit facility	—	—	178,800
Payments of prior Senior notes	—	—	(101,499)
Proceeds from 2003 Senior Notes	—	150,000	—
Proceeds of Private placement, net of issuance costs	—	—	90,901
Payments on Amended Credit Facility	(1,483)	—	—
Proceeds from Amended Credit Facility	20,000	—	—
Payments of long-term debt	(7,856)	(7,408)	(165,817)
Proceeds from long-term debt	69,851	8,622	—
Payments of Title XI bonds	(7,148)	(7,378)	(7,166)
Retirement of Title XI bonds	—	(11,181)	—
Payments of deferred financing costs under prior credit facility	—	(88)	(4,128)
Payments of deferred financing costs under Senior notes and amended credit facility	(285)	(5,458)	—
Payments of other deferred financing costs	(1,269)	(226)	—
Net proceeds from sale leaseback	—	13,274	—
Payments of obligations under capital leases	(3,491)	(9,422)	(2,986)
Proceeds from exercise of stock options	396	307	42
Proceeds from exercise of warrants	—	2	1
Increase in restricted cash	(7,223)	(9,675)	(12,435)

Net cash provided by (used in) financing activities	61,492	(26,810)	(33,412)

Change in cash and cash equivalents	11,550	(10,145)	13,122
Cash and cash equivalents at beginning of period	$7,399	$17,544	$4,422

Cash and cash equivalents at end of period	$18,949	$7,399	$17,544

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap	$1,434	$1,472	$—

Vessels exchanged for drydock expenditures	$—	$—	$900

Senior and notes payable issued for payment of accrued interest and fees	$—	$—	$626

Issuance of restricted common stock	$314	$838	$—

Supplemental disclosures:
Interest paid	$33,315	$27,780	$40,085

Income taxes paid	$3,646	$4,169	$4,537

See notes to consolidated financial statements.

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital
Balance at December 31, 2001	10,506	$105	$167,259
Comprehensive loss:
Net loss	—	—	—
Translation adjustment	—	—	—
Total comprehensive loss	—	—	—
Common stock issued upon Private Placement, net of issuance costs of $9,160	12,500	125	90,715
Common stock issued upon exercise of warrants	112	1	—
Common stock issued upon exercise of options	6	—	42
Amortization of unearned compensation	—	—	—

Balance at December 31, 2002	23,124	$231	$258,016

Comprehensive loss:
Net loss	—	—	—
Translation adjustment	—	—	—
Total comprehensive loss	—	—	—
Issuance costs related to Private Placement	—	—	(27)
Common stock issued upon exercise of warrants	51	—	2
Common stock issued upon exercise of options	57	1	306
Restricted common stock issued to officers	115	1	837
Amortization of unearned compensation	—	—	—

Balance at December 31, 2003	23,347	$233	$259,134

Comprehensive income:
Net income:	—	—	—
Foreign currency item	—	—	—
Total comprehensive income:	—	—	—
Common stock issued upon exercise of warrants	1	—	—
Common stock issued upon exercise of options	67	1	395
Restricted common stock issued to officers	31	—	314
Amortization of unearned compensation	—	—	—
Other comprehensive income	—	—	—

Balance at December 31, 2004	23,446	$234	$259,843

See notes to consolidated financial statements.

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Accumulated
	Other
	Comprehensive	Unearned	(Accumulated
	Income (Loss)	Compensation	Deficit)	Total
Balance at December 31, 2001	$(1)	$(198)	$(42,478)	$124,687

Comprehensive loss:
Net loss	—	—	(38,870)	(38,870)
Translation adjustment	1	—	—	1

Total comprehensive loss	—	—	—	(38,869)
Common Stock issued upon Private Placement, net of issuance costs of $9,160	—	—	—	90,840
Common stock issued upon exercise of warrants	—	—	—	1
Common stock issued upon exercise of options	—	—	—	42
Amortization of unearned compensation	—	99	—	99

Balance at December 31, 2002	$—	$(99)	$(81,348)	$176,800

Comprehensive loss:
Net loss	—	—	(4,965)	(4,965)
Translation adjustment	—	—	—	—

Total comprehensive loss	—	—	—	(4,965)
Issuance costs related to Private Placement	—	—	—	(27)
Common stock issued upon exercise of warrants	—	—	—	2
Common stock issued upon exercise of options	—	—	—	307
Restricted common stock issued to officers	—	(838)	—	—
Amortization of unearned compensation	—	238	—	238

Balance at December 31, 2003	$—	$(699)	$(86,313)	$172,355

Comprehensive income:
Net income:	—	—	25,934	25,934
Foreign currency item	55	—	—	55

Total comprehensive income:	—	—	—	25,989
Common stock issued upon exercise of warrants	—	—	—	—
Common stock issued upon exercise of options	—	—	—	396
Restricted common stock issued to officers	—	(314)	—	—
Amortization of unearned compensation	—	255	—	255

Balance at December 31, 2004	$55	$(758)	$(60,379)	$198,995

See notes to consolidated financial statements.

SEABULK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

     Seabulk International, Inc. and subsidiaries (collectively, the “Company”) provide marine support, tanker and towing services, serving primarily the energy and chemical industries. The Company operates offshore energy support vessels, principally in the U.S. Gulf of Mexico, the Arabian Gulf, offshore West Africa, Southeast Asia, and South America. The Company’s fleet of tankers transports petroleum products, specialty chemicals and crude oil primarily in the U.S. domestic trade, with two foreign-flag product tankers in foreign trade. The Company also provides commercial tug services in several ports primarily in the southeastern U.S.

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

2. Summary of Significant Accounting Policies

     Restatement. The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings. As a result, the Company is restating the accompanying 2003 and 2002 consolidated statements of cash flows to classify expenditures for drydocking, $31.5 million and $23.4 million, respectively, as an operating activity rather than an investing activity.

     Revenue. Revenue is generally recorded when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. For the majority of the offshore energy and towing segments, revenues are recorded on a daily basis as services are rendered. For the tankers segment, revenue is earned under time charters, bareboat charters, consecutive voyage charters or affreightment/voyage contracts. Revenue from time charters and bareboat charters is earned and recognized on a daily basis. Certain time charters contain performance provisions, which provide for decreased fees based upon actual performance against established targets such as speed and fuel consumption. Recorded revenue is based on actual performance. Affreightment/voyage contracts are contracts for cargoes that are committed on a 12 to 30 month basis, with minimum and maximum cargo tonnages specified over the period at fixed or escalating rates per ton. Revenue and voyage expenses for the affreightment contracts and consecutive voyage charters are recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market instruments and overnight investments. The credit risk associated with cash and cash equivalents is considered low due to the high credit quality of the financial institutions.

     Restricted Cash. At December 31, 2004 and 2003, restricted cash consisted of cash generated from the operations of our five U.S.-flag double-hull tankers (see Note 3) and fixed deposits required in our foreign locations that allow our banks to issue short-term tender bonds. The bonds are issued during the process of securing contracts and have expiration dates ranging from three months to one year. Upon expiration of the bonds, the funds are returned to the Company. The Company reclassified approximately $27.0 million from cash and cash equivalents to restricted cash in the consolidated balance sheet as of December 31, 2003, related to the five U.S.-flag double-hull tankers, to conform to the 2004 presentation. Additionally, the Company has a certificate of deposit in the amount of $2.2 million as of December 31, 2004 and 2003, which was required in the financing of a Brazilian vessel acquired in October 2004 (see Note 6). The certificate of deposit is classified as long-term restricted cash and is included in other assets in the accompanying consolidated balance sheets. The Company reclassified $2.2 million related to the certificate of deposit from restricted cash to other assets in the consolidated balance sheet as of December 31, 2003 to conform to the 2004 presentation.

     Accounts Receivable. Substantially all of the Company’s accounts receivable are due from international oil companies and their subcontractors in the drilling industry. The Company performs ongoing credit evaluations of its trade customers and generally does not require collateral. Expected credit losses are provided for in the consolidated financial statements Two customers each accounted for 7% of the Company’s total revenue for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004, 2003 and 2002, the Company wrote off accounts receivable of approximately $0.4 million, $2.4 million and $0.6 million, respectively.

     Insurance Claims Receivable. Insurance claims receivable represent costs incurred in connection with insurable incidents for which the Company expects it is probable it will be reimbursed by the insurance carriers, subject to applicable deductibles. Deductible amounts related to covered incidents are generally expensed in the period of occurrence of the incident. Expenses incurred for insurable incidents in excess of deductibles are recorded as receivables pending the completion of all repair work and the administrative claims process. The credit risk associated with insurance claims receivable is considered low due to the high credit quality and funded status of the insurance clubs in which the Company participates. Insurance claims receivable, included in other receivables in the accompanying consolidated balance sheets, approximated $1.2 million and $4.0 million at December 31, 2004 and 2003, respectively.

     Marine Operating Supplies. Such amounts consist of fuel and supplies that are recorded at cost less a reserve for obsolescence and are charged to operating expenses as consumed.

     Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets’ carrying value. If the carrying value of the assets will not be recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company did not recognize an impairment loss in 2004 and 2002 related to assets held for use or sale. An impairment loss of $1.2 million was recognized in 2003 related to assets held for sale.

     Assets Held for Sale. It is Company policy to make available for sale vessels and equipment considered by management as excess and no longer necessary for the operations of the Company. In accordance with SFAS 144, these assets are valued at the lower of carrying value or fair value less costs to sell. Also, depreciation expense for these assets is discontinued at the time of the reclassification. Total assets held for sale (primarily assets in the offshore energy segment) were approximately $0.3 million and $0.4 million at December 31, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets.

     Vessels and Equipment. Vessels and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. At the time property is disposed of, the assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in operating income. Major renewals and betterments that extend the life of the vessels and equipment are capitalized. Interest incurred on debt related to newbuild vessels is capitalized. Maintenance and repairs are expensed as incurred except for drydocking expenditures.

     Vessels under capital leases are amortized over the lesser of the lease term or their estimated useful lives. Included in vessels and equipment at December 31, 2004 and 2003 are vessels under capital leases of approximately $48.1 million and $55.4 million, net of accumulated amortization of approximately $5.7 million and $6.4 million, respectively.

     Listed below are the estimated useful lives of vessels and equipment at December 31, 2004:

Useful Lives
(in years)
Supply boats	6-25
Crewboats	6-25
Anchor handling tug/supply vessels	5-25
Other	6-25
Tankers (1)	7-30
Tugboats	7-40
Furniture and equipment	5-10

(1)	Range in years is determined by the Oil Pollution Act of 1990 and other factors.

     Deferred Costs. Deferred costs primarily represent drydocking and financing costs. Substantially all of the Company’s vessels must be periodically drydocked and pass inspections to maintain their operating classification, as mandated by maritime regulations. Costs incurred to drydock the vessels are deferred and amortized over the period to the next drydocking, generally 24 to 36 months. Drydocking costs are comprised of painting the vessel hull and sides, recoating cargo and fuel tanks, and performing other engine and equipment maintenance activities to bring the vessels into compliance with classification standards. Deferred financing costs are amortized over the term of the related borrowings using the effective interest method. At December 31, 2004 and 2003, deferred costs included unamortized drydocking costs of approximately $32.4 million and $35.2 million, respectively, and net deferred financing costs of $12.7 million and $13.2 million, respectively.

     Accrued Liabilities and Other. Accrued liabilities included in current liabilities at December 31 consist of the following (in thousands):

	2004	2003
Voyage operating expenses	$8,135	$7,756
Foreign taxes	9,661	8,541
Payroll and benefits	7,796	6,803
Deferred voyage revenue	1,499	1,990
Professional services	374	552
Litigation, claims and settlements	263	608
Insurance	4,012	6,101
Other	3,581	5,012

Total	$35,321	$37,363

     Stock-Based Compensation. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock-based transactions. Under APB 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company’s common stock at the date of grant recognized over the vesting period.

     Had compensation expense for stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS 123, the Company’s net income (loss) would have decreased/(increased) to the pro forma amounts presented below for 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$25,934	$(4,965)	$(38,870)
Compensation expense	(1,437)	(1,106)	(1,147)
Pro forma	$24,497	$(6,071)	$(40,017)

Net income (loss) per common share:
As reported — basic	$1.11	$(0.21)	$(2.72)
As reported — diluted	$1.09	$(0.21)	$(2.72)

Pro forma — basic	$1.05	$(0.26)	$(2.80)
Pro forma — diluted	$1.03	$(0.26)	$(2.80)

     Income Taxes. The Company files a consolidated tax return with substantially all corporate subsidiaries. In addition, subsidiaries doing business in foreign countries file separate income tax returns in foreign jurisdictions, where applicable. Each subsidiary organized as a partnership files a separate tax return. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income Tax Contingencies. Our future effective tax rate is based on estimates of expected income, statutory tax rates and tax planning strategies. Significant judgment is required in determining our effective tax rate and the ultimate resolution of our tax return positions. Despite our belief that our tax return positions are correct, our policy is to establish accruals for tax contingencies that may arise in future years as a result of examination by tax authorities. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment.

     Net Income (Loss) Per Share. Net income (loss) per common share is computed in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), which requires the reporting of both net income (loss) per common share and diluted net income (loss) per common share. The calculation of net income (loss) per common share is based on the weighted average number of common shares outstanding and therefore excludes any dilutive effect of stock options and warrants while diluted net income (loss) per common share includes the dilutive effect of all applicable stock options and warrants.

     Foreign Currency Translation. In accordance with SFAS No. 52, Foreign Currency Translation (“SFAS 52”), assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective years. Components of stockholders’ equity are translated at historical rates. Substantially all of the Company’s foreign subsidiaries use the U.S. dollar as their functional currency and substantially all external transactions are denominated in U.S. dollars. For 2002 translation adjustments were deferred in accumulated other comprehensive loss, which is a separate component of stockholders’ equity. Transaction gains and losses resulting from changes in exchange rates for 2004, 2003 and 2002 were insignificant and are included in other, net in the accompanying consolidated statements of operations.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management, including the allowance for doubtful accounts, useful lives and valuation of vessels and equipment, realizability of deferred tax assets and certain accrued liabilities. Actual results may differ from those estimates.

     Comprehensive Income (Loss). SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes standards for the reporting and display of comprehensive income (loss), which is defined as the change in equity arising from non-owner sources. Comprehensive income (loss) is reflected in the consolidated statement of changes in stockholders’ equity. In addition to net income (loss), total comprehensive income (loss) includes a gain on a foreign currency forward contract of approximately $55,000 in 2004 (see Note 6) and a foreign currency translation adjustment of approximately $1,000 in 2002.

     Reclassifications. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

     Derivative Instruments. The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that derivative instruments be measured at fair value and recognized as either assets or liabilities on the balance sheet (see Note 14).

     Fair Value of Financial Instruments. The estimated fair values of financial instruments recognized in the accompanying consolidated balance sheets or disclosed within these notes to the consolidated financial statements have been determined using available market information, information from unrelated third party financial institutions and appropriate valuation methodologies, primarily discounted projected cash flows. However, considerable judgment is required when interpreting market information and other data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

     Recent Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, a revised Share-Based Payment (“SFAS 123R”), a revision effective for the Company’s third quarter of fiscal 2005. SFAS 123R requires companies to expense in their consolidated statement of operations the estimated fair value of employee stock options and similar awards. The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to or greater than the Company’s common stock market price on the date of the grant. The Company will adopt the provisions of SFAS 123R using a modified prospective application. Under the modified prospective application, Statement 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for unvested stock-based awards will be recognized over the remaining vesting period. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of SFAS 123R and additional option grants expected to be made in the future, the pro forma disclosure discussed previously may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future consolidated financial statements. The Company is in the process of determining the impact adopting SFAS 123R will have on its consolidated financial position and consolidated results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”), an amendment of APB Opinion No. 29, Accounting for NonMonetary Transactions (“APB 29”). APB 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged, however certain exceptions apply. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial position and consolidated results of operations.

     In June 2001, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued an exposure draft of a proposed Statement of Position (“SOP”) entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. Under the proposed SOP, the Company would expense major maintenance costs as incurred and be prohibited from deferring cost of a planned maintenance activity. Currently, the costs incurred to drydock the Company’s vessels are deferred and amortized on a straight-line basis over the period of the next drydocking, generally 24 to 36 months. At its April 14, 2004 meeting, the FASB voted not to clear the AcSEC’s proposed SOP. In February 2005, the FASB asked its staff to further research the issue, specifically with regard to how the project’s scope could be limited.

3. Long-Term Debt

     Long-term debt at December 31 consists of the following (in thousands):

	2004	2003
Senior notes, including related interest rate swap	$152,906	$151,472
Amended credit facility	48,517	30,000
Title XI debt	208,969	216,117
Notes payable	85,132	23,137

	495,524	420,726
Less: current maturities	(16,653)	(11,037)

Long-term debt, including senior notes	$478,871	$409,689

     On August 5, 2003, the Company completed the offering of $150.0 million of Senior Notes (the “2003 Senior Notes”) due 2013 through a private placement to institutional investors eligible for resale under Rule 144A and Regulation S. The net proceeds of the offering were used to repay a portion of the Company’s indebtedness under a prior $180.0 million credit facility. Interest on the 2003 Senior Notes is payable semi-annually in arrears. The 2003 Senior Notes are senior unsecured obligations guaranteed by certain of the Company’s U.S. subsidiaries. The 2003 Senior Notes are subject to certain covenants, including, among other things, limiting the Parent’s and certain U.S. subsidiaries’ ability to incur additional indebtedness or issue preferred stock, pay dividends to stockholders, and make investments or sell assets under certain conditions. On October 31, 2003, the Company filed a registration statement with the SEC to register substantially identical senior notes to be exchanged for the 2003 Senior Notes pursuant to a registration rights agreement, so that the 2003 Senior Notes may be eligible for trading in the public markets. On November 13, 2003, the registration statement was declared effective and the Company completed the exchange offer on December 16, 2003. In October 2003, the Company entered into an interest rate swap agreement related to the 2003 Senior Notes (see Note 14). As of December 31, 2004 and 2003, the market value of the interest rate swap was approximately $2.9 million and $1.5 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

     In connection with the 2003 Senior Notes offering, the Company amended and restated its $180.0 million credit facility. The amended credit facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity (the “Amended Credit Faciltiy”). The Amended Credit Facility is subject to semi-annual reductions commencing February 5, 2004. The principal reductions on the Amended Credit Facility are as follows: $4.0 million each February and August from 2004 through 2007, and $48.0 million in 2008. As of December 31, 2004 and 2003 the outstanding borrowings on the Amended Credit Facility were $70.9 million and $33.9 million, respectively, including outstanding letters of credit of $22.4 million and $3.9 million, respectively. Available borrowings under the Amended Credit Facility were approximately $1.1 million as of December 31, 2004. Interest on the Amended Credit Facility is payable monthly, with a variable interest rate. The rate is either LIBOR or a base rate plus a margin based upon certain financial ratios of the Company (6.21% at December 31, 2004). It is secured by first liens on certain of the Company’s vessels (excluding vessels financed with Title XI financing and some of its other vessels), second liens on two vessels, and stock of certain subsidiaries and is guaranteed by certain subsidiaries (see Note 17). The Amended Credit Facility is subject to various financial covenants, including minimum ratios of adjusted EBITDA to adjusted interest expense and a minimum ratio of adjusted funded debt to adjusted EBITDA, minimum adjusted tangible net worth, and minimum fair market value of the Company’s vessels.

Early Extinguishment of Debt

     In connection with amending and restating its prior $180.0 million credit facility in 2003, the Company wrote off approximately 45% of the unamortized financing costs of the prior credit facility. The total amount written off was approximately $1.1 million. In connection with the 2003 Senior Notes offering, the Company paid $11.2 million to retire the debt of certain towing vessels financed with Title XI financing. As a result of this early retirement, the Company wrote off $400,000 of unamortized financing costs and paid an early retirement premium of $226,000. The Company recorded a gain on extinguishment of debt of $125,000 related to the refinancing of two offshore vessels in December 2003.

Title XI Financing Bonds

     The Company’s five double-hull product and chemical tankers are financed through Title XI Government Guaranteed Ship Financing Bonds. There are a total of seven bonds with interest rates ranging from 6.50% to 7.54% that require principal amortization through June 2024. The aggregate outstanding principal balance of the bonds was $206.0 million and $211.0 million at December 31, 2004 and 2003, respectively. Principal payments during 2004, 2003 and 2002 were $5.0 million, $4.7 million and $4.4 million, respectively, and interest payments were $14.5 million, $14.8 million and $15.1 million, respectively.

     Covenants under the Title XI Bond agreements contain financial tests which, if not met by the five double-hull tanker companies, among other things (1) restrict the withdrawal of capital; (2) restrict certain payments, including dividends, increases in employee compensation and payments of other indebtedness; (3) limit the incurrence of additional indebtedness; and (4) prohibit the five double-hull tanker companies from making certain investments or acquiring additional fixed assets. The five double-hull vessels have a net book value of $208.7 million as of December 31, 2004. In the event of default, all of the vessels, in addition to the assignment of earnings on one vessel, serve as collateral on the United States Government guarantee of the Title XI Bonds.

     The five double-hull vessel companies are required to make deposits to a Title XI reserve fund based on a percentage of net income attributable to the operations of the five double-hull tankers, as defined by the Title XI financial agreement. Cash held in a Title XI reserve fund is invested by the trustee of the fund, and any income earned thereon is either paid to the double-hull companies or retained in the reserve fund. Withdrawals from the Title XI reserve fund may be made for limited purposes, subject to prior approval from MARAD. In the second quarter of 2003, the first deposits to the reserve fund were made in the amount of $3.8 million, and in the first quarter of 2004, the second deposits to the reserve fund were made in the amount of $4.7 million. These deposits are included in other assets in the accompanying balance sheets. According to the Title XI financial agreement, the Company is restricted from distributing excess cash from the five double-hull tankers until certain working capital levels have been reached and maintained. Accordingly, at December 31, 2004 and 2003, the Company had approximately $32.9 million and $27.0 million in restricted cash, which is restricted for use for the operations of the five double-hull tankers and cannot be used to fund the Company’s general working capital requirements. In 2004, the five double-hull tankers distributed approximately $3.9 million to the Company for general working capital purposes. The Company expects to receive $10.0 million during the first quarter of 2005 from the double-hull tankers for working capital purposes.

     As of December 31, 2004 and 2003, other Title XI debt of approximately $3.0 million and $5.1 million, respectively, was collateralized by first preferred mortgages on two non-double-hull product tankers and bears interest at rates ranging from 5.9% to 10.1%. The debt is due in semi-annual principal and interest payments through December 2006. Under the terms of this other Title XI debt, the Company is required to maintain a minimum level of working capital, as defined, and comply with certain other financial covenants. During 2004, 2003 and 2002, $2.2 million, $13.7 million and $2.8 million, respectively, in principal and $0.4 million, $1.4 million and $1.7 million, respectively, in interest were paid on this debt. The debt on one of the vessels will be completely paid off in March 2005.

Notes Payable

     The Company has one promissory note relating to the purchase of equity interests in the double-hull product tankers. The note bears interest at 8.5%. Quarterly principal and interest payments are due through January 2006. The promissory note is collateralized by securities of certain subsidiaries. The outstanding balance of the promissory note was $2.6 million and $4.7 million as of December 31, 2004 and 2003, respectively.

     In March 2004, the Company obtained two notes payable in the amount of $24.8 million each, the proceeds of which were used to purchase two four-year old, foreign-flagged, double-hulled product tankers. Each note payable is divided into two tranches. Tranche A, in the principal amount of $21.7 million, bears interest at LIBOR, which is reset monthly, plus 1.75% (4.0% at December 31, 2004) and requires quarterly principal and interest payments through March 2011. Tranche B, in the principal amount of $3.1 million, bears interest at LIBOR, which is reset monthly, plus 4.0% (6.2% at December 31, 2004) and requires quarterly principal and interest payments through March 2007. The notes payable are collateralized by first mortgages on the tankers. The notes payable contain certain restrictive financial covenants that, among other things, require minimum levels of EBITDA and tangible net worth, as defined in the notes payable agreements. As of December 31, 2004, the Company was in compliance with such covenants. The outstanding balance of the notes payable was approximately $45.5 million as of December 31, 2004. During 2004, approximately $4.1 million in principal and approximately $1.3 million in interest were paid on the notes payable.

     In July 2004, the Company entered into a loan agreement for the Singapore dollar equivalent of $10.8 million with an unrelated financial services company to finance the construction of the Seabulk Angola (see Note 6). During the construction of the vessel the Company is required to make monthly interest payments based on the one month LIBOR rate plus 4.0% (6.6% as of December 31, 2004). At the time of vessel completion and acceptance, the construction loan will convert to a permanent loan whereby the Company will be required to make monthly interest and principal payments in 120 installments. The permanent loan bears interest at the one month LIBOR rate plus 3.68%. As of December 31, 2004, the outstanding balance under the loan agreement was approximately $4.3 million.

     In October 2004, the Company entered into a loan agreement for $14.3 million with an unrelated financial services company to finance the construction of the Seabulk Luanda (see Note 6). During the construction of the vessel the Company is required to make monthly interest payments based on the one month LIBOR rate plus 4.0% (6.6% as of December 31, 2004). At the time of vessel completion and acceptance, the construction loan will convert to a permanent loan whereby the Company will be required to make monthly interest and principal payments in 120 installments. The permanent loan bears interest at the one month LIBOR rate plus 3.68%. As of December 31, 2004, the outstanding balance under the loan agreement was approximately $3.0 million.

     In July 2004, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, to finance the construction of the Seabulk Brasil and Seabulk Angra (see Note 6). The loan in the principal amount of $29.9 million is divided into two Subcredits, “A” and “B”, in the amounts of $15.0 million and $14.9 million, respectively. Progress payments for Subcredits A and B are demandable at various dates monthly for sixteen year terms with final installments due May 2021 and August 2021, respectively. The loan bears interest at the rate of 4.0% per annum and as of December 31, 2004 the outstanding balance under the loan agreement was $13.0 million.

     The Company has various promissory notes relating to the previous acquisition and construction of various vessels. The promissory notes are collateralized by mortgages on certain vessels and bear interest at rates ranging from 4.0% to 8.1%. The debt is due in monthly installments of principal and interest through December 2018. The outstanding balance of the notes was $16.7 million and $18.4 million as of December 31, 2004 and 2003, respectively.

     The Company has letters of credit outstanding in the amount of approximately $22.4 million and $3.9 million as of December 31, 2004 and 2003, respectively, which expire on various dates through December 2025.

     The aggregate annual future principal payments due on the long-term debt are as follows (in thousands):

Years ending December 31:
2005	$16,653
2006	15,578
2007	12,667
2008	68,204
2009	11,531
Thereafter	370,891

$495,524

4. Capital Leases

     The Company operates certain vessels and other equipment under leases that are classified as capital leases. The future minimum lease payments under capital leases, including obligations under sale-leaseback transactions, together with the present value of the net minimum lease payments are as follows (in thousands):

Years ending December 31:
2005	$5,948
2006	4,991
2007	4,991
2008	6,296
2009	6,063
Thereafter	18,966

Total minimum lease payments	47,255
Less: amount representing interest	(14,979)

Present value of minimum lease payments (including current portion of $3,708)	$32,276

5. Commitments and Contingencies

Lease Commitments

     The Company leases its office facilities and certain vessels under operating lease agreements, which expire at various dates through 2013. Certain leases include escalation clauses for adjusting rentals to reflect changes in price indicies. Rent expense was approximately $9.0 million, $6.3 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The aggregate annual future payments due under non-cancelable operating leases with remaining terms in excess of one year are as follows (in thousands):

Years ending December 31:
2005	$9,103
2006	8,866
2007	7,521
2008	4,850
2009	1,365
Thereafter	745

$32,450

Sublease

     The Company subleases certain office space in Tampa, Florida. The sublease in Tampa is expected to terminate in December 2006. There are no renewal or escalation clauses relating to the sublease.

The future minimum receipts under the sublease are as follows (in thousands):

Years ending December 31:
2005	$98
2006	98

$196

Contingencies

     Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, the Company has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company’s vessels which called in the Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company’s vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case had been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of laws or regulations, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on the Company’s consolidated balance sheets or consolidated results of operations.

     The Company was sued by Maritime Transport Development Corporation (“MTDC”) in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on three of its vessels, the Seabulk Magnachem, Seabulk Challenge and Seabulk Pride, under an alleged broker commission agreement. MTDC was controlled by the founders of our predecessor company. The claim allegedly continues to accrue. The amount alleged to be due is over $800,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges, but the Company cannot predict the ultimate outcome.

     As of February 20, 2004, the Company switched its mutual protection and indemnity (“P&I”) marine insurance policies from Steamship Mutual (“Steamship”) to West of England Association (“West of England”). Under the Company’s P&I policies, the Company could be liable for additional premiums to cover any investment losses and reserve shortfalls experienced by its marine insurance clubs; however, additional premiums can only be assessed for open policy years. Steamship and West of England close a policy year three years after the policy year has ended. Completed policy years 2002 and 2003 are still open for Steamship, and policy year 2004 is open for West of England. There have been no additional premiums assessed for these policy years, and the Company believes it is unlikely that additional premiums for those policy years will be assesed. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

     In order to cover potential future additional insurance calls made by Steamship for 2002 and 2003, the Company was required to post a letter of credit in the amount of $1.9 million to support such potential additional calls as a condition to its departure from Steamship. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.

     P&I insurance premiums were approximately $7.5 million, $9.3 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s hull and machinery insurance renewed in October 2004. The Company maintains high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions.

     From time to time the Company is also party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and, for 2002 and 2003, substantial self-insured retentions.

        At December 31, 2004 and 2003, approximately 20% and 19%, respectively, of the Company’s employees were members of national maritime labor unions or are subject to collective bargaining agreements. Management considers relations with employees to be satisfactory; however, the deterioration of these relations could have an adverse effect on the Company’s operating results.

        In March 2004, the Company received $400,000 from the settlement of litigation over a previous joint venture partner and $4.5 million from the settlement of litigation against two of its suppliers. The settlement against its suppliers represents reimbursement for certain direct expenses and economic losses that adversely affected operating results. The $4.5 million in proceeds is recorded in other, net in the accompanying consolidated statement of operations.

6.	Vessels and Equipment

            Vessels and equipment are summarized below (in thousands):

	December 31,
	2004	2003
Vessels and improvements	$800,986	$697,358
Furniture and equipment	10,065	9,848

	811,051	707,206
Less: accumulated depreciation and amortization	(212,258)	(180,180)

Vessels and equipment, net	$598,793	$527,026

        During 2004, the Company sold 11 offshore energy support vessels, including one which had been held-for-sale, for an aggregate total of $6.4 million and a gain of approximately $4.1 million. The Company sold 18 offshore energy support vessels and three tugs during 2003 for an aggregate total of $9.0 million and a gain of approximately $1.5 million. During 2002, the Company sold 17 vessels for a total of $6.8 million and a gain of approximately $55,000.

        During 2004, the Company incurred interest cost of $34.9 million, of which approximately $1.0 million was capitalized. During 2003, the Company incurred interest cost of $33.9 million, of which approximately $90,000 was capitalized.

Vessel Acquisitions

     In January 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a terminal support tug to be named Seabulk Angola for delivery in March 2005 for the Singapore dollar equivalent of U.S. $10.8 million. The Company also entered into a forward exchange contract intended to fully hedge its foreign currency commitment (see Note 2). Under the forward contract, the Company will purchase Singapore dollars at various rates from February 2004 through March 2005 in conjunction with the progress payment dates as required by the construction agreement. In July 2004, the Company entered into a loan agreement to finance the construction of the vessel (see Note 3). The vessel will be employed on a long-term contract in Angola.

     In March 2004, the Company completed the purchase of two four-year-old, foreign-flag, double-hull product tankers from World-Wide Shipping of Singapore for a total purchase price of approximately $62.0 million. The purchase price was funded by a combination of bank borrowings and available cash

(see Note 3). The tankers are modern double-hull vessels suitable for worldwide trading. The Company ook delivery of the two vessels in March and April 2004. Both vessels have been placed in an international product tanker pool.

        In May 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of an anchor handling tug supply vessel to be named Seabulk Luanda for delivery in mid-2005. In October 2004, the Company entered into a loan agreement to finance the construction of the anchor handling tug supply vessel (see Note 3). The vessel will be employed on a long-term contract in Angola.

        In May 2004, the Company entered into a contract with Jaya Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of a multi-purpose offshore supply vessel with a four-point mooring system. The vessel, named Seabulk Advantage, was delivered in December  2004. The vessel cost was $8.6 million. The purchase price was paid with available cash.

        In July 2004, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”) of Brazil, a government-owned company, to finance the construction of two offshore supply vessels (see Note 3). The vessels were constructed by Estaleiro Promar I Reparos Navais Ltda (“Promar”) and are on charter with Petrobas in Brazil. The Company took delivery of the Seabulk Brasil in October 2004 and the Seabulk Angra in January 2005.

        In October 2004, the Company entered into a contract with Labroy Shipbuilding and Engineering Pte. Ltd. of Singapore for the construction of four anchor handling tug supply vessels with an option for four additional vessels. The four vessels are to be built at a combined cost of approximately $43.7 million with delivery scheduled in 2006. The vessels are expected to work under long-term contracts in West Africa and Southeast Asia.

        In October 2004, the Company entered into a contract with Centurion Marine Offshore, L.L.C. to exchange four of the Company’s offshore vessels for one offshore energy support vessel. The transaction is a like-kind exchange of assets of equal value and is a tax-free transaction to the Company. The Company delivered the four vessels, at a combined market value of approximately $4.4 million and simultaneously took delivery of the Seabulk Carmen in January 2005.

        In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America, a chemical product carrier. The Company owned a 67% equity interest and purchased the 33% interest owned by Stolt Tankers (U.S.A.), Inc. for $2.4 million. The minority interest acquisition was accounted for under the purchase method of accounting and, accordingly, the excess of the purchase price over the minority interest acquired of $1.5 million was allocated to vessels and equipment.

7.	Joint Venture Agreements

        In March 2003, the Company formed a joint venture company in Nigeria, named Modant Seabulk Nigeria Limited, with CTC International, Inc., a company owned by Nigerian interests. The Company has a 40% interest in Modant Seabulk Nigeria Limited. The Company also sold five of its crewboats operating in Nigeria to joint venture vessel-owning companies related to CTC International in April 2003 for $2 million. The Company invested $400,000 of the sale proceeds and acquired a 20% interest in these joint venture vessel-owning companies. In July 2003, the five crewboats were reflagged into the Nigerian registry. The Company has not guaranteed any debt of the joint venture, nor is the Company required to provide additional funding. As of December 31, 2004 and 2003, the Company’s investment in the joint venture was $0.5 million and is included in other assets in the accompanying consolidated balance sheets.

        In September 2003, the Company entered into a joint venture agreement called Angobulk Sarl with Angola Drilling Company. The agreement has since been terminated by the parties.

8.	Stock Option and Equity Ownership Plans

        In December 1999, the Company adopted the Hvide Marine Incorporated Stock Option Plan (the “1999 Plan”), a stock option plan which provided certain key employees of the Company the right to acquire shares of common stock. Pursuant to the 1999 Plan, 500,000 shares of the Company’s common stock were reserved for issuance to the participants in the form of nonqualified stock options. The options expire no later than 10 years from the date of the grant.

        On June 15, 2000, the Company adopted the Amended and Restated Equity Ownership Plan (the “Plan”). The Plan amends and restates in its entirety the 1999 Plan. Pursuant to the Plan, 800,000 shares of the Company’s stock were reserved for issuance to participants in the form of nonqualified or incentive stock options, restricted stock grants and other stock related instruments, subject to adjustment to reflect stock dividends, recapitalizations, reorganizations and other changes in the capital structure. In December 2001, the Compensation Committee agreed to amend the Plan by authorizing and reserving for issuance an additional 500,000 shares to be eligible for grants under the Plan, bringing the total under the Plan to 1,300,000 shares. In February 2003, the Compensation Committee increased the number of shares eligible for grants to 2,300,000 shares. The Committee’s action was approved by the shareholders at the Company’s Annual Meeting of Shareholders held on May 16, 2003. The vesting period and certain other terms of stock options granted under the Plan are determined by the Compensation Committee. The Plan requires that the option price may not be less than 100% of the fair market value on the date of grant. The options expire no later than 10 years from the date of grant. There were 147,000 and 530,000 options granted under the Plan in 2004 and 2003, respectively, and no options were granted in 2002. In addition, there were 31,400 and 115,000 shares of restricted stock granted in 2004 and 2003, respectively. The Company amortizes the value of the restricted stock over the three-year vesting period. The Company recognized stock compensation expense of approximately $255,000, $238,000 and $99,000 in 2004, 2003 and 2002, respectively, related to restricted stock.

        On June 15, 2000, the Company also adopted the Stock Option Plan for Directors (the “Directors Plan”). Pursuant to the Directors Plan, as of December 31, 2004, an aggregate of 360,000 shares of common stock are authorized and reserved for issuance, subject to adjustments to reflect stock dividends, reorganizations, and other changes in the capital structure of the Company. Under the Stock Option Plan for Directors, each director not employed by the Company is granted annual stock options exercisable for 4,000 shares. The Chairman of the Board of Directors, if not an employee of the Company, is entitled to receive annual stock options for 8,000 shares. In 2002 each of the continuing outside directors was granted options to purchase 4,000 shares, and each of the four previous directors who resigned upon the Company’s equity transaction in September 2002 were also granted options to purchase 4,000 shares, with the exception of the former chairman, who was granted 8,000 shares. In his initial year, a director is granted options to purchase 10,000 shares. The six new directors were eligible for initial grants of options to purchase 10,000 shares on the Annual Meeting date in 2004 and the continuing directors, with the exception of Mr. Kurz, were eligible for grants of options to purchase 4,000 shares. Under the Directors Plan, the option price for each option granted is required to be 100% of the fair market value of common stock on the day of grant. Options granted under the Directors Plan totaled 36,000, 72,000 and 32,000 during 2004, 2003 and 2002, respectively.

     The following table of data is presented in connection with the stock option plans:

	Year Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		average		average		average
	Number of	exercise	Number of	exercise	Number of	exercise
	options	price	options	price	options	price
Options outstanding at beginning of period	1,203,000	$7.35	774,502	$6.84	822,000	$6.91
Granted	183,000	9.78	602,000	7.85	32,000	6.19
Exercised	(66,170)	5.98	(57,169)	5.37	(6,667)	6.31
Cancelled	(40,332)	9.10	(116,333)	7.49	(72,831)	7.48

Options outstanding at end of period	1,279,498	7.71	1,203,000	7.35	774,502	6.84

Options exercisable at end of period	733,086	7.16	571,513	7.00	562,856	7.30
Options available for future grants at end of period	1,029,096	—	1,203,164	—	618,831	—

     Summarized information about stock options outstanding as of December 31, 2004 is as follows:

			Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Life	Exercise	Options	Exercise
Exercise Price Range	Outstanding	(In Years)	Price	Exercisable	Price
Under $6.25	97,832	7.03	$4.50	97,832	$4.50
$6.25 to $7.29	446,333	6.42	6.60	341,671	6.40
$7.30 to $8.00	422,333	7.81	7.92	163,583	7.80
$8.01 to $10.00	255,000	8.98	9.45	72,000	8.61
Over $10.00	58,000	1.96	12.47	58,000	12.47

     The weighted average fair value of options granted under the Company’s stock option plans during 2004, 2003 and 2002 was $7.85, $5.58, and $4.91 respectively.

        The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions applied to grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	0.73	0.58	0.72
Approximate risk-free interest rate	4.32%	4.27%	4.25%
Expected life (in years)	10	10	10

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

        Effective October 14, 2004, the Company amended the stock option agreements for all of the vested and unvested awards, whereby the option exercise period was extended from 12 months to 36 months in the event of termination within two years of a change in control, as defined in the plan. In accordance with FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the amendment to the agreements is considered a modification of the award and accordingly the intrinsic value of the option award shall be measured at the date of the modification and any intrinsic value in excess of the amount measured at the original measurement date shall be recognized as compensation cost if the separation event occurs. As of December 31, 2004 the intrinsic value in excess of the amount measured at the original measurement date was $4.1 million and, if a separation event occurred within two years of a change in control, would be recognized as compensation expense in the accompanying consolidated statement of operations.

9.	Employee Benefit Plans

        The Company sponsors a retirement plan and trust (the “Plan”) established pursuant to Section 401(k) of the Internal Revenue Code, which covers substantially all administrative and non-union employees. Subject to certain dollar limitations, employees may contribute a percentage of their salaries to this Plan, and the Company will match a portion of the employees’ contributions. Profit sharing contributions by the Company to the Plan are discretionary. Additionally, the Company contributes to various union-sponsored, collectively bargained pension plans for certain crew members in the tankers and towing segments. The plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts. The expense resulting from Company contributions to the Plan and various union-sponsored plans amounted to approximately $4.0 million, $3.7 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        In February 2003, the Company established an Executive Deferred Compensation Plan for highly compensated employees. Under the Plan, such employees may elect to defer up to 50% of their salary and 100% of bonuses and grants of restricted Company stock for periods of at least five years or until retirement. Income tax on deferred amounts is payable when distributed to the employee after such deferral periods. The Company is permitted to make contributions to the Plan. Salary, bonus and restricted stock deferred under the Plan are funded by the Company into a trust for the benefit of the eligible employees, which together with an outside consultant/administrator, administers the Plan.

10. Income Taxes

        The United States and foreign components of income (loss) before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$12,497	$(3,959)	$(35,578)
Foreign	18,471	3,232	1,350

Total	$30,968	$(727)	$(34,228)

        Foreign income taxes are levied on gross receipts. The components of the provision for income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$(1,520)
Foreign	5,034	4,238	6,162

Total current	5,034	4,238	4,642

Deferred	—	—	—

Total income tax expense	$5,034	$4,238	$4,642

        A reconciliation of U.S. Federal income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

	Year Ended December 31,
	2004	2003	2002
Income tax expense (benefit) computed at the
Federal statutory rate	35%	(35)%	(35)%
State income taxes, net of federal benefit	1	(1)	(1)
Change in valuation allowance	(37)	35	31
Permanent, non deductible items	1	1	1

	0%	0%	(4)%

        The tax effect of temporary differences that give rise to deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2004	2003
Deferred income tax assets:
Allowance for doubtful accounts	$2,019	$919
Goodwill	11,853	13,321
Accrued compensation	929	698
Foreign tax credit carryforwards	28,987	21,967
Accrued supplemental insurance premiums	71	71
Net operating loss carryforwards	145,350	147,300
Other	543	1,662

Total deferred income tax assets	189,752	185,938
Less: valuation allowance	(62,374)	(78,311)

Net deferred income tax assets	127,378	107,627
Deferred income tax liabilities:
Property differences	114,280	94,060
Deferred drydocking costs	11,574	12,364
Other	1,524	1,203

Total deferred income tax liabilities	127,378	107,627

Net deferred income tax assets	$—	$—

        SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance of approximately $62.4 million and $78.3 million was necessary at December 31, 2004, and 2003, respectively, to reduce the deferred tax assets to the amount that will more likely than not be realized. After application of the valuation allowance, the Company’s net deferred tax assets and liabilities were zero at December 31, 2004 and 2003. The net change in the total valuation allowance was a decrease of approximately $15.9 million in 2004 and an increase of approximately $3.1 million and $9.9 million in 2003 and 2002, respectively.

        In 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law, which allowed a 2001 federal net operating loss to be carried back five years instead of two years. This new law allowed the Company to carry back its 2001 federal net operating loss into the five-year carryback period. The Company received a refund of approximately $2.0 million related to the net operating loss carryback in 2004.

        The Company has a basis for tax purposes in excess of its basis for financial reporting purposes that will generate additional income tax deductions in future periods. As of December 31, 2004, the Company had net operating loss carryforwards of approximately $406.6 million, which are available to offset future federal taxable income through the year 2023. The Company also has foreign tax credit carryforwards, due to expire in years 2005 through 2008, of approximately $29.0 million, which are available to reduce future federal income tax liability.

        Section 382 of the Internal Revenue Code outlines restrictions on the utilization of net operating losses. When a “change of ownership” occurs, as broadly defined by Section 382, the Company is subject to an annual limitation on the usage of its net operating loss carryforwards that existed before that date. In September 2002, the issuance of stock resulted in a “change of ownership” under Section 382. The Company believes these annual limitations are significantly large enough as to not restrict its ability to utilize the majority of its net operating loss carryforwards against future earnings to reduce its future federal income tax liability.

        The Company estimates its income tax expense and liabilities annually. These liabilities generally are not finalized with the individual taxing authorities until several years after the end of the annual period for which income taxes have been estimated. Settlement of open tax years, as well as tax issues in other countries where the Company conducts its businesses, is not expected to have a material effect on the consolidated financial position or liquidity of the Company, and in the opinion of management, adequate provision has been made for income and franchise taxes for all years under examination or subject to future examination.

11. Stockholders’ Equity

        Pursuant to the articles of incorporation of the Company, as amended in 2002, there are 40 million shares of common stock authorized for issuance.

        In December 1999, as part of the Company’s reorganization under Chapter 11 bankruptcy, the holders of the Predecessor Company’s Senior Notes received 9.8 million shares of Company common stock. The holders of Senior Notes received 536,193 common stock purchase warrants (the “Noteholder Warrants”). The warrants have a seven and one-half year term and an exercise price of $0.01 per warrant. Also in connection with the former Senior Notes, the Company issued an additional 187,668 Noteholder Warrants to an investment advisor. The warrants have a seven and one-half year term and an exercise price of $0.01 per warrant. During the years ended December 31, 2004 and 2003, approximately 1,000 and 51,000 Noteholder Warrants were exercised. The amount of outstanding Noteholder Warrants amounted to approximately 158,000 at December 31, 2004 and 159,000 at December 31, 2003. The weighted average contractual life is 2.5 years at December 31, 2004.

        All of the Company’s outstanding warrants contain customary anti-dilution provisions for issuances of common stock, splits, combinations and certain other events, as defined. In addition, the outstanding warrants have certain registration rights, as defined.

        The Company is authorized to issue 5 million shares of preferred stock, no par value per share. The Company has no present plans to issue such shares.

        At December 31, 2004, approximately 1,279,000 shares of Common Stock were outstanding and reserved for issuance under the Company’s Amended and Restated Equity Ownership Plan and the Stock Option Plan for Directors.

        On September 13, 2002, the Company completed the private placement of 12.5 million shares of newly issued Seabulk Common Stock at a cash price of $8.00 per share (the “Private Placement”) to a group of investors including an entity associated with DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, and entities associated with Carlyle/Riverstone Global Energy and Power Fund I, L.P., an affiliate of The Carlyle Group of Washington, D.C. The stock issuance was approved by the Company’s Shareholders at a Special Meeting held on September 5, 2002.

        The new investors also purchased, for $8.00 per share, 5.1 million of the Company’s Common Stock and Common Stock purchase warrants beneficially owned by accounts managed by Loomis, Sayles & Co., L.P., an SEC-registered investment advisor. Taken together, the two transactions gave the new investors approximately 76% of the Company’s outstanding common stock. Pursuant to the agreement with the investors, the Company’s Board of Directors was restructured to permit the new investors to hold a majority of seats on the Board and to give minority shareholders certain minority rights.

12. Net Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Numerator for basic and diluted income (loss) per share — net income (loss) available to common shareholders	$25,934	$(4,965)	$(38,870)

Denominator:
Denominator weighted average income (loss) per share — basic	23,264	23,176	14,277

Denominator weighted average income (loss) per share — diluted	23,761	23,176	14,277

Net income (loss) per common share — basic	$1.11	$(0.21)	$(2.72)

Net income (loss) per common share — diluted	$1.09	$(0.21)	$(2.72)

        The weighted average diluted common shares outstanding for fiscal 2004 includes approximately 283,000 stock options, 158,000 warrants and 56,000 shares of restricted stock. The weighted average diluted common shares outstanding for fiscal 2003 and 2002 excludes 1,203,000 and 774,502 stock options, respectively, and 409,000 and 406,000 warrants in 2003 and 2002, respectively. The common stock equivalents in 2003 and 2002 are excluded as they are anti-dilutive due to the Company’s net losses for 2003 and 2002.

13. Segment and Geographic Data

        The Company organizes its business principally into three segments. The accounting policies of the reportable segments are the same as those for the consolidated financial statements (Note 2). The Company does not have significant intersegment transactions.

These segments and their respective operations are as follows:

Offshore Energy Support (Seabulk Offshore) — Offshore energy support includes vessels operating in U.S. and foreign locations used primarily to transport materials, supplies, equipment and personnel to drilling rigs and to support the construction, positioning and ongoing operations of oil and gas production platforms.

Marine Transportation Services (Seabulk Tankers) — Tankers include 10 U.S.-flag product tankers and two foreign-flag product tankers. The U.S.-flag oceangoing vessels are used to transport petroleum, chemicals, and crude products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific coast and Hawaiian ports. One U.S.-flag vessel and the two foreign-flag vessels operate in the foreign trade.

Towing (Seabulk Towing) — Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualty or other emergencies.

        The Company evaluates performance by operating segment. Within the offshore energy support segment, the Company conducts additional performance evaluation of vessels marketed in U.S. and foreign locations. Resources are allocated based on segment profit or loss from operations, before interest and taxes.

        Revenue by segment and geographic area consists only of services provided to external customers, as reported in the consolidated Statements of Operations. Income from operations by geographic area represents net revenue less applicable costs and expenses related to that revenue. Unallocated expenses are primarily comprised of general and administrative expenses of a corporate nature. Unallocated expenses are primarily comprised of general and administrative expenses of corporate nature. Identifiable assets represent those assets used in the operations of each segment or geographic area, and unallocated assets generally include corporate assets.

        The following schedule presents segment information about the Company’s operations (in thousands):

	Year Ended December 31,
	2004		2003		2002
Revenue
Offshore energy support	$164,360		$160,716		$171,479
Tankers	147,828		119,002		121,371
Towing	40,582		37,257		31,475
Eliminations(1)	(442)		(417)		(328)

Total	$352,328		$316,558		$323,997

Vessel and voyage expenses
Offshore energy support	$96,791		$100,001		$99,572
Tankers	72,765		59,371		64,151
Towing	23,330		20,721		18,909
General corporate	—		—		254
Eliminations (1)	(442)		(417)		(328)

Total	$192,444		$179,676		$182,558

Depreciation, amortization, drydocking and write-down of assets held for sale
Offshore energy support	$37,674		$41,701		$43,305
Tankers	24,416		19,455		18,159
Towing	3,766		3,793		3,222
General corporate	276		1,643		1,690

Total	$66,132		$66,592		$66,376

Income from operations
Offshore energy support	$15,789		$990		$10,209
Tankers	46,957		36,267		35,669
Towing	8,667		7,678		4,847
General corporate	(11,071)		(11,225)		(12,955)

Total	$60,342		$33,710		$37,770

Net income (loss)
Offshore energy support	$(1,710)		$(16,097)		$(16,912)
Tankers	28,123		19,354		17,346
Towing	5,533		4,511		(151)
General corporate	(6,012	) (3)	(12,733	) (2)	(39,153	)(2)

Total	$25,934		$(4,965)		$(38,870)

(1)  Elimination of intersegment towing revenue and intersegment tankers operating expenses of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2)  Includes loss on early extinguishment of debt of $1.7 million and $27.8 million in 2003 and 2002, respectively (see Note 3).

(3)  Includes proceeds from the settlement of litigation, in which the Company received a total of $4.5 million from two of its suppliers in 2004
      (see Note 5).

	Consolidated Balance Sheet Information
	as of December 31,
	2004	2003
Identifiable assets
Offshore energy support	$298,259	$288,760
Tankers	393,409	327,911
Towing	59,082	60,594
Unallocated	36,038	17,175

Total	$786,788	$694,440

Vessels and equipment
Offshore energy support	$305,441	$287,972
Tankers	405,409	341,572
Towing	61,106	60,924

Total	771,956	690,468
Construction in progress	30,140	7,856
General corporate	8,955	8,882

Gross vessels and equipment	811,051	707,206
Less accumulated depreciation	(212,258)	(180,180)

Total	$598,793	$527,026

	Year Ended December 31,
	2004	2003
Capital expenditures and drydocking
Offshore energy support	$64,241	$47,720
Tankers	69,622	11,283
Towing	1,675	3,179
Unallocated	133	40

Total	$135,671	$62,222

        The Company is engaged in providing marine support and transportation services in the United States and foreign locations. The Company’s foreign operations are conducted on a worldwide basis, primarily in West Africa, the Arabian Gulf, Southeast Asia, Mexico, and South America with assets that are highly mobile. These operations are subject to risks inherent in operating in such locations.

        The foreign-flag offshore vessels and the two foreign-flag tankers move regularly and routinely from one country to another, sometimes in different continents depending on the charter party. Because of this asset mobility, revenue and long-lived assets attributable to the Company’s foreign operations in any one country are not material, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).

        There were no individual customers from whom the Company derived more than 10% of its total revenue for the years ended December 31, 2004, 2003, and 2002.

        The following table presents selected financial information pertaining to the Company’s geographic operations for 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue
Domestic	$225,503	$197,612	$200,008
Foreign
West Africa	85,498	79,680	84,576
Middle East	26,255	24,650	23,683
Southeast Asia	15,072	14,616	15,730

Consolidated revenue	$352,328	$316,558	$323,997

	Consolidated Balance Sheet Information
	as of December 31,
	2004	2003
Identifiable assets
Domestic	$600,175	$516,773
Foreign
West Africa	117,303	123,918
Middle East	27,064	28,164
Southeast Asia	6,208	8,410
Other	36,038	17,175

Total	$786,788	$694,440

Vessels and equipment
Domestic	$648,214	$544,370
Foreign
West Africa	121,022	120,049
Middle East	17,770	16,637
Southeast Asia	15,090	17,268

	802,096	698,324
General corporate	8,955	8,882

	811,051	707,206
Less: accumulated depreciation	(212,258)	(180,180)

Total	$598,793	$527,026

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

        Interest Rate Swap and Related 2003 Senior Notes. In October 2003, the Company entered into a ten-year interest rate swap agreement with its Amended Credit Facility lender and other members of its lending group. The Company entered into the swap transaction “at-market,” and as a result there was no exchange of a premium at the initial date of the transaction. Through this derivative instrument, which covers a notional amount of $150.0 million, the Company effectively converted the interest rate on its outstanding 2003 Senior Notes due August 2013 to a floating rate based on LIBOR. The Company designated the interest rate swap as a fair-value hedge of fixed-rate interest-bearing debt, and is accounting for the change in fair value of the interest rate swap in accordance with the shortcut method outlined in SFAS 133, whereby the carrying amount of the 2003 Senior Notes are adjusted by the same amount as the change in fair value of the interest rate swap (see Note 3). As of December 31, 2004, the effective floating interest rate was 6.79% and increased to 7.88% effective February 15, 2005. The floating rate is adjusted semi-annually in February and August of each year. The swap agreement is secured by a second lien on the assets that secure the Company’s amended and restated credit facility.

        Notes Payable and Capital Lease Obligations. The carrying amounts reported in the balance sheet approximate fair value as the interest rates either adjust based on LIBOR, or in the case of fixed rate borrowings, are consistent with the Company’s current borrowing rate.

        The following table presents the carrying value and fair value of the financial instruments at December 31 (in millions):

	As of December 31,
	2004		2003
Issue	Carrying Value	Fair Value	Carrying Value	Fair Value
Amended credit facility	$48.5	$48.5	$30.0	$30.0
Title XI	$209.0	$223.4	$216.1	$227.2
Interest Rate Swap	$2.9	$2.9	$1.5	$1.5

15. Liquidity

        At December 31, 2004, the Company had cash and cash equivalents on hand of $18.9 million and working capital of approximately $49.6 million which includes $35.7 million in restricted cash (see Note 2). The Company’s main sources of liquidity are from operations, borrowings under our Amended Credit Facility, and proceeds from the sale of vessels with marginal operating performance. In 2004, cash from operations totaled $59.1 million, which was $20.8 million greater than 2003. At December 31, 2004, availability under our Amended Credit Facility was approximately $1.1 million (see Note 3). Additionally, the Company received $6.4 million from the sale of vessels during 2004 (see Note 6). The

Company believes cash from operations will continue to be a meaningful source of liquidity. Furthermore the Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company believes it will obtain commitments from various lenders to fund at least 80% of the cost of vessels it has contracted to purchase.

        The Company’s capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

        During 2004, the Company incurred $135.7 million in capital improvements for drydocking costs and fleet additions. Approximately $22.9 million was for drydockings and approximately $112.7 million was for fleet additions including newbuild vessels and vessel acquisitions. The Company incurred approximately $12.9 million for the construction of the Seabulk Angola and the Seabulk Luanda, approximately $27.6 million for the construction of the Seabulk Brasil and the Seabulk Angra, approximately $9.4 million for the construction of the Seabulk Advantage, and approximately $62.0 million for the purchase of the Seabulk Reliant and the Seabulk Trust, the two new international tankers added to our fleet in March and April 2004. The vessels were funded by a combination of borrowings and available cash.

        The Company’s expected 2005 capital requirements for drydocking costs is $30.7 million. The Company’s expected 2005 capital requirements for newbuild vessels and fleet improvements is $20.3 million, which includes $6.6 million for four anchor handling tug supply vessels the Company agreed to construct for approximately $43.7 million (see Note 6).

        The Company’s Amended Credit Facility contains certain restrictive financial covenants that, among other things, require minimum levels of EBITDA, as defined in the credit agreement, and tangible net worth. A covenant was amended as of February 26, 2004 to allow the Company a greater degree of flexibility under the debt/EBITDA ratio. The Company is in compliance with all such covenants at December 31, 2004.

16. Selected Quarterly Financial Information (unaudited)

        The following information is presented as supplementary financial information for 2004 and 2003 (in thousands, except per share information):

	First	Second	Third	Fourth
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
Revenue	$82,534	$87,203	$89,361	$93,230
Income from operations	10,400	12,548	16,791	20,603
Net income(a)	5,650	2,721	6,813	10,750
Net income per common share - basic and diluted (b):
Net income — basic	$0.24	$0.12	$0.29	$0.46
Net income — diluted	$0.24	$0.12	$0.29	$0.45

	First	Second	Third	Fourth
Year Ended December 31, 2003	Quarter	Quarter	Quarter	Quarter
Revenue	$77,229	$79,924	$79,670	$79,735
Income from operations(c)	10,830	12,378	9,477	1,025
Net income (loss) (d)	1,586	2,660	(1,876)	(7,335)
Net income (loss) per common share basic and diluted(b)
Net income (loss) — basic	$0.07	$0.11	$(0.08)	$(0.32)
Net income (loss) — diluted	$0.07	$0.11	$(0.08)	$(0.32)

(a)	Includes $4.5 million in proceeds from the settlement of litigation in the first quarter of 2004 (see Note 5).

(b)	The sum of the four quarters’ income (loss) per share may not equal the annual earnings per share, as the quarterly quarterly computations are independent of the annual computation.

(c)	Includes write-down of assets held for sale of $1.2 million, an increase in repairs and maintenance of $1.8 million related to drydockings and the write-off of bad debts of approximately $1.9 million in the fourth quarter of 2003.

(d)	Includes loss on early extinguishment of debt of $1.7 million in the third quarter of 2003 (see Note 3).

17. Supplemental Condensed Consolidated Financial Information

        The Restricted Subsidiaries as to which financial information is included in the table below are subsidiaries of the Company that are subject to the terms and conditions of the Indenture governing the Senior Notes. Only certain of the Restricted Subsidiaries (representing the domestic restricted subsidiaries and referred to in the Indenture as the “Guarantor Subsidiaries”), jointly and severally guarantee the Notes on a senior unsecured basis. The Non-guarantor Unrestricted Subsidiaries as to which financial information is included in the table below are the subsidiary entities that own the five U.S.-flag double hull tankers which are financed by the Title XI debt with recourse to the tankers and the subsidiaries that own them. These entities are designated as “Non-Recourse” or “Unrestricted” subsidiaries under the Indenture and do not guarantee the Notes.

     Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries for the notes is presented below.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$8,265	$4,983	$—	$5,701	$—	$—	$18,949
Restricted cash	—	—	—	2,756	32,925	—	35,681
Trade accounts receivable, net	35	17,797	—	32,207	5,170	—	55,209
Other receivables	1,003	2,430	—	204	147	—	3,784
Marine operating supplies	79	2,503	—	2,700	2,586	—	7,868
Due from affiliates	—	66,330	—	119,375	3,372	(189,077)	—
Prepaid expenses and other	2,005	285	—	1,239	98	—	3,627

Total current assets	11,387	94,328	—	164,182	44,298	(189,077)	125,118

Vessels and equipment, net	46,072	216,200	—	127,848	208,673	—	598,793
Deferred costs, net	14,546	6,625	—	15,438	8,444	—	45,053
Investments in affiliates	525,588	14,644	—	364	82,611	(623,207)	—
Other	7,231	813	—	1,177	8,603	—	17,824

Total assets	$604,824	$332,610	$—	$309,009	$352,629	$(812,284)	$786,788

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,802	$1,159	$—	$8,957	$—	$—	$14,918
Current maturities of long-term debt	3,799	7,065	—	436	5,353	—	16,653
Current obligations under capital leases	1,093	2,615	—	—	—	—	3,708
Accrued interest	4,008	159	—	5	703	—	4,875
Due to affiliates	161,144	—	—	—	—	(161,144)	—
Accrued liabilities and other	8,854	4,676	—	17,929	3,862	—	35,321

Total current liabilities	183,700	15,674	—	27,327	9,918	161,144)	75,475

Long-term debt	57,544	53,275	—	14,480	200,666	—	325,965
Senior notes	152,906	—	—	—	—	—	152,906
Obligations under capital leases	10,476	18,092	—	—	—	—	28,568
Due to affiliates	—	27,935	—	—	—	(27,935)	—
Other liabilities	2,851	242	—	1,740	46	—	4,879

Total liabilities	407,477	115,218	—	43,547	210,630	(189,079)	587,793

Commitments and contingencies

Minority interest	—	—	—	—	—	—	—

Total stockholders’ equity	197,347	217,392	—	265,462	141,999	(623,205)	198,995

Total liabilities and stockholders’ equity	$604,824	$332,610	$—	$309,009	$352,629	$(812,284)	$786,788

(a) In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America (see Note 6). Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$217	$452	$1,030	$5,700	$—	$—	$7,399
Restricted cash	—	—	—	1,478	26,980	—	28,458
Trade accounts receivable, net	(296)	13,686	822	34,161	1,226	—	49,599
Other receivables	3,739	3,338	16	2,799	838	—	10,730
Marine operating supplies	121	1,575	482	3,504	2,473	—	8,155
Due from affiliates	—	73,837	—	120,556	3,377	(197,770)	—
Prepaid expenses and other	960	365	19	1,505	196	—	3,045

Total current assets	4,741	93,253	2,369	169,703	35,090	(197,770)	107,386

Vessels and equipment, net	34,998	138,211	29,893	106,401	217,523	—	527,026
Deferred costs, net	13,869	9,347	1,022	14,202	10,046	—	48,486
Investments in affiliates	506,250	2,214	—	—	—	(508,464)	—
Due from affiliates	30,069	—	—	—	—	(30,069)	—
Other	3,907	2,234	—	1,562	3,839	—	11,542

Total assets	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,256	$2,658	$—	$9,504	$1,387	$—	$18,805
Current maturities of long-term debt	4,250	1,650	—	139	4,998	—	11,037
Current obligations under capital leases	1,039	2,482	—	—	—	—	3,521
Accrued interest	5,079	100	—	—	633	—	5,812
Due to affiliates	194,184	—	63	—	—	(194,247)	—
Accrued liabilities and other	11,395	3,010	415	20,293	2,250	—	37,363

Total current liabilities	221,203	9,900	478	29,936	9,268	(194,247)	76,538
Long-term debt	35,575	14,665	—	1,958	206,019	—	258,217
Senior Notes	151,472	—	—	—	—	—	151,472
Obligations under capital leases	11,569	20,677	—	—	—	—	32,246
Due to affiliates	—	—	30,069	—	—	(30,069)	—
Other liabilities	1,660	273	—	1,157	46	—	3,136

Total liabilities	421,479	45,515	30,547	33,051	215,333	(224,316)	521,609

Commitments and contingencies

Minority interest	—	—	—	—	—	476	476

Total stockholders’ equity	172,355	199,744	2,737	258,817	51,165	(512,463)	172,355

Total liabilities and stockholders’ equity	$593,834	$245,259	$33,284	$291,868	$266,498	$(736,303)	$694,440

	Condensed Consolidating Statement of Operations
	(in thousands)
	Year Ended December 31, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$44,565	$105,237	$—	$128,773	$74,195	$(442)	$352,328
Vessel and voyage expenses	26,591	60,547	—	71,508	34,240	(442)	192,444
General and administrative	11,994	9,297	—	14,708	1,527	—	37,526
Depreciation, amortization and drydocking	8,191	19,864	—	27,144	10,933	—	66,132
Gain on disposal of assets	—	(605)	—	(3,511)	—	—	(4,116)

Income (loss) from operations	(2,211)	16,134	—	18,924	27,495	—	60,342
Other (expense) income, net	4,348	(10,068)	—	(7,850)	(15,385)	(419)	(29,374)

Income before income taxes	2,137	6,066	—	11,074	12,110	(419)	30,968
Provision for income taxes	—	—	—	5,034	—	—	5,034

Net income	$2,137	$6,066	$—	$6,040	$12,110	$(419)	$25,934

(a) In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America (see Note 6). Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Year Ended December 31, 2003
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$44,264	$78,637	$13,662	$119,466	$60,946	$(417)	$316,558
Vessel and voyage expenses	25,453	54,459	8,616	66,264	25,301	(417)	179,676
General and administrative	10,912	10,206	894	14,349	1,682	—	38,043
Depreciation, amortization and drydocking	8,250	15,710	2,988	28,629	9,796	—	65,373
Write-down of assets held for sale	—	1,219	—	—	—	—	1,219
Gain on disposal of assets	—	(1,136)	—	(327)	—	—	(1,463)

Income (loss) from operations	(351)	(1,821)	1,164	10,551	24,167	—	33,710
Other expense, net	(1,268)	(8,588)	(1,616)	(7,428)	(15,684)	147	(34,437)

Income (loss) before income taxes	(1,619)	(10,409)	(452)	3,123	8,483	147	(727)
Provision for income taxes	—	—	—	4,238	—	—	4,238

Net income (loss)	$(1,619)	$(10,409)	$(452)	$(1,115)	$8,483	$147	$(4,965)

	Condensed Consolidating Statement of Operations
	(in thousands)
	Year Ended December 31, 2002
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$43,604	$82,881	$12,352	$123,989	$61,284	$(113)	$323,997
Vessel and voyage expenses	26,398	54,329	7,783	67,546	26,615	(113)	182,558
General and administrative	12,257	10,333	885	13,534	1,648	—	38,657
Depreciation, amortization and drydocking	7,952	17,453	2,313	29,127	9,531	—	66,376
(Gain) loss on disposal of assets, net	—	(1,901)	—	537	—	—	(1,364)

Income (loss) from operations	(3,003)	2,667	1,371	13,245	23,490	—	37,770
Other expense, net	(30,576)	(11,474)	(2,043)	(11,895)	(16,010)	—	(71,998)

Income (loss) before provision for income taxes	(33,579)	(8,807)	(672)	1,350	7,480	––	(34,228)
Provision (benefit) for income taxes	(1,520)	—	—	6,162	—	—	4,642

Net income (loss)	$(32,059)	$(8,807)	$(672)	$(4,812)	$7,480	$—	$(38,870)

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Year Ended December 31, 2004
		Wholly	Non-Wholly
		Owned	Owned
		Guarantor	Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries(a)
Operating activities:
Net cash provided by operating activities	$8,330	$11,375	$—

Investing activities:
Purchases of vessels and equipment	(20,220)	(62,706)	—
Proceeds from disposals of assets	—	1,011	—
Investment in joint venture	—	—	—
Acquisition of minority interest		—	—

Net cash used in investing activities	(20,220)	(61,695)	—

Financing activities:
Payments on Amended Credit Facility	(1,483)	—	—
Proceeds from Amended Credit Facility	20,000	—	—
Payments of long-term debt	(2,100)	(5,756)	—
Proceeds from long-term debt	7,252	62,599	—
Payments of Title XI bonds	(2,142)	—	—
Payments of other deferred financing costs	(661)	(570)	—
Payments of deferred financing costs under 2003 Senior Notes and Amended Credit Facility	(285)	—	—
Payments of obligations under capital leases	(1,039)	(2,452)	—
Proceeds from exercise of stock options	396	—	—
Proceeds from exercise of warrants	—	—	—
Increase in restricted cash	—	—	—

Net cash provided by (used in) financing activities	19,938	53,821	—

Change in cash and cash equivalents	8,048	3,501	—
Cash and cash equivalents at beginning of period	$217	$1,482	$—

Cash and cash equivalents at end of period	$8,265	$4,983	$—

(a) In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America (see Note 6). Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Year Ended December 31, 2004
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net cash provided by operating activities	$26,044	$13,396	$—	$59,145

Investing activities:
Purchases of vessels and equipment	(29,779)	(35)	—	(112,740)
Proceeds from disposal of assets	5,352	—	—	6,363
Investment in joint venture	(300)	—	—	(300)
Acquisition of minority interest	—	(2,410)	—	(2,410)

Net cash used in investing activities	(24,727)	(2,445)	—	(109,087)

Financing activities:
Payments on Amended Credit Facility	—	––	—	(1,483)
Proceeds from Amended Credit Facility	—	––	—	20,000
Payments of long-term debt	—	––	—	(7,856)
Proceeds from long-term debt	—	––	—	69,851
Payments of Title XI bonds	—	(5,006)	—	(7,148)
Payments of other deferred financing costs	(38)	—	—	(1,269)
Payments of deferred financing costs under 2003 Senior Notes and Amended Credit Facility	—	—	—	(285)
Payments of obligations under capital leases	—	—	—	(3,491)
Proceeds from exercise of stock options	—	––	—	396
Proceeds from exercise of warrants	—	—	—	—
Increase in restricted cash	(1,278)	(5,945)	—	(7,223)

Net cash provided by (used in) financing activities	(1,316)	(10,951)	—	61,492

Change in cash and cash equivalents	1	—	—	11,550
Cash and cash equivalents at beginning of period	$5,700	$—	$––	$7,399

Cash and cash equivalents at end of period	$5,701	$—	$—	$18,949

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Year Ended December 31, 2003
		Wholly	Non-Wholly
		Owned	Owned
		Guarantor	Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$(9,958)	$12,850	$1,028

Investing activities:
Purchases of vessels and equipment	(1,388)	(1,314)	(11)
Proceeds from disposals of assets	—	4,380	—
Investment in joint venture	—	—	—

Net cash provided by (used in) investment activities	(1,388)	3,066	(11)

Financing activities:
Payments of prior credit facility	(148,179)	—	—
Proceeds from 2003 Senior Notes	150,000	—	—
Payments of long-term debt	(5,436)	(1,972)	—
Proceeds from long-term debt	—	6,525	—
Payment of other deferred financing costs	—	(106)	—
Payments of Title XI bonds	(2,150)	(549)	—
Retirement of Title XI bonds	—	(11,181)	—
Payment of deferred financing costs under prior credit facility	(88)	—	—
Payments of deferred financing costs under 2003 Senior Notes and Amended Credit Facility	(5,458)	—	—
Net proceeds from sale leaseback	13,274	—	—
Payments of obligations under capital leases	(828)	(8,594)	—
Proceeds from exercise of stock options	307	—	—
Proceeds from exercise of warrants	2	—	—
Increase in restricted cash	(2,197)	—	—

Net cash provided by (used in) financing activities	(753)	(15,877)	—

Change in cash and cash equivalents	(12,099)	39	1,017
Cash and cash equivalents at beginning of period	$12,316	$413	$13

Cash and cash equivalents at end of period	$217	$452	$1,030

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Year Ended December 31, 2003
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net cash provided by (used in) operating activities	$22,216	$12,187	$––	$38,323

Investing activities:
Purchases of vessels and equipment	(27,798)	(172)	––	(30,683)
Proceeds from disposals of assets	5,045	––	––	9,425
Investment in joint venture	(400)	—	—	(400)

Net cash provided by (used in) investing activities	(23,153)	(172)	—	(21,658)

Financing activities:
Payments of prior credit facility	—	––	—	(148,179)
Proceeds from 2003 Senior Notes	—	––	—	150,000
Payments of long-term debt	—	––	—	(7,408)
Proceeds from long-term debt	2,097	––	—	8,622
Payments of other deferred financing costs	(120)	—	—	(226)
Payments of Title XI bonds	—	(4,679)	—	(7,378)
Retirement of Title XI bonds	—	––	—	(11,181)
Payments of deferred financing costs under prior credit facility	—	––	—	(88)
Payments of deferred financing costs under 2003 Senior Notes and Amended Credit Facility	—	––	—	(5,458)
Net proceeds from sale leaseback	—	—	—	13,274
Payments of obligations under capital leases	––	—	—	(9,422)
Proceeds from exercise of stock options	—	—	—	307
Proceeds from exercise of warrants	––	—	—	2
Increase in restricted cash	(142)	(7,336)	—	(9,675)

Net cash provided by (used in) financing activities	1,835	(12,015)	—	(26,810)

Change in cash and cash equivalents	898	—	—	(10,145)
Cash and cash equivalents at beginning of period	$4,802	$—	$—	$17,544

Cash and cash equivalents at end of period	$5,700	$—	$—	$7,399

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Year Ended December 31, 2002
		Wholly	Non-Wholly
		Owned	Owned
		Guarantor	Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$23,811	$(2,144)	$248

Investing activities:
Purchases of vessels and equipment	(315)	(2,837)	(249)
Proceeds from disposals of assets	252	10,049	—

Net cash provided by (used in) investing activities	(63)	7,212	(249)

Financing activities:
Net payments of revolving credit facility	(9,000)	—	—
Payments of prior credit facility	(125)	—	—
Proceeds from prior credit facility	178,800	—	—
Payments of prior Senior Notes	(101,499)	—	—
Payments of long-term debt	(164,524)	(1,293)	—
Proceeds of Private Placement, net of issuance costs	90,901	—	—
Payments of Title XI bonds	(2,150)	(646)	—
Payments of deferred financing costs under prior credit facility	(4,128)	—	—
Payments of obligations under capital leases	—	(2,986)	—
Proceeds from exercise of warrants	1	—	—
Proceeds from exercise of stock options	42	—	—
Increase in restricted cash	—	—	—

Net cash used in financing activities	(11,682)	(4,925)	—

Change in cash and cash equivalents	12,066	143	(1)
Cash and cash equivalents at beginning of period	$250	$270	$14

Cash and cash equivalents at end of period	$12,316	$413	$13

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Year Ended December 31, 2002
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net cash provided by (used in) operating activities	$(1,108)	$16,805	$––	$37,612

Investing activities:
Purchases of vessels and equipment	(352)	—	—	(3,753)
Proceeds from disposals of assets	2,374	—	—	12,675

Net cash provided by (used in) investing activities	2,022	—	—	8,922

Financing activities:
Net payments of revolving credit facility	—	––	—	(9,000)
Payments of prior credit facility	—	––	—	(125)
Proceeds for prior credit facility	—	––	—	178,800
Payments of prior Senior Notes	—	––	—	(101,499)
Payments of long-term debt	—	––	—	(165,817)
Proceeds of Private Placement, net of issuance costs	—	––	—	90,901
Payments of Title XI bonds	—	(4,370)	—	(7,166)
Payments of deferred financing costs under prior credit facility	––	—	—	(4,128)
Payments of obligations under capital leases	—	—	—	(2,986)
Proceeds from exercise of warrants	—	—	—	1
Proceeds from exercise of stock options	—	—	—	42
Increase in restricted cash	—	(12,435)	—	(12,435)

Net cash used in financing activities	—	(16,805)	––	(33,412)

Change in cash and cash equivalents	914	—	—	13,122
Cash and cash equivalents at beginning of period	$3,888	$—	$—	$4,422

Cash and cash equivalents at end of period	$4,802	$—	$—	$17,544