Form 10-K/A
period 2004-12-31
SEABULK INTERNATIONAL INC
filed 2005-04-20
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO☐

     There were 23,620,342 shares of the registrant’s common stock par value $0.01 per share outstanding, at March 31, 2005 .

Explanatory Note

          The purpose of this Amendment No. 1 on Form 10-K/A to Seabulk International, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 14, 2005, is to provide the information required by Items 10, 11, 12, 13, and 14 of Part III and the certifications required by Item 15 of Part IV of Form 10-K and to file certain additional exhibits. In addition, the Company has amended its financial statements solely to include a “Subsequent Event” note relating to the Merger (as defined below). While the Company typically incorporates this information by reference from the Company’s definitive proxy statement for its annual meeting of stockholders, the Company intends to schedule a special stockholders meeting in the second quarter of 2005 for its stockholders to approve the merger of the Company with and into a wholly-owned subsidiary of SEACOR Holdings, Inc. (the “Merger”), pursuant to the Agreement and Plan of Merger, dated as of March 16, 2005 (the “Merger Agreement”). If the stockholders approve the Merger, the Company will not hold an annual meeting of stockholders and no definitive proxy statement will distributed or filed.

          This Amendment No. 1 to the Company’s Annual Report on Form 10-K/A continues to speak as of the date of such original Annual Report on Form 10-K and, except as described above, does not change or update the previously reported financial statements or other disclosures included therein.

          Each of Items 10, 11, 12, 13, and 14 is hereby amended and restated in its entirety and Item 15 is hereby amended to include the new exhibits listed herein and the financial statements, as described above.

Item		Page
	Part III
10	Directors and Executive Officers of the Registrant	3
11	Executive Compensation	9
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
13	Certain Relationships and Related Transactions	15
14	Principal Accounting Fees and Services	15

	Part IV

15	Exhibits, Financial Statements Schedules	17

	Financial Supplement
	Consolidated Financial Statements	F-1
Amendment to Amended & Restated Equity Agreement
Amendment to Stock Option Plan of Directors
Amendment to Executive Deferred Compensation Plan
Specimen Form of Amendment to Non-Qualified Stock Option Plan
Directors Compensation Statement
Amendment No. 4 to Executive Employment Agreement
Specimen Form of Amendment No. 2 to Form Severance Agreement
Consent of Independent Registered Public Accounting Firm
Section 302 Principal Executive Officer Certification
Section 302 Principal Financial Officer Certification
Section 906 Principal Executive Officer Certification
Section 906 Principal Financial Officer Certification

Part III

Item 10. Directors and Executive Officers of the Registrant.

          (a) Board of Directors

          Set forth below are descriptions of the backgrounds of our directors and their principal occupations for at least the past five years and their directorship positions as of April 1, 2005. The term of each director is one year, and each director listed below was elected at the 2004 annual meeting of stockholders, with the exception of Mr. Clare, who was appointed in October 2004, to replace Ari Benacerraf who resigned in September 2004. Pursuant to the Stockholders’ Agreement (see Item 13), Nautilus Acquisition, L.P. (which we refer to as Nautilus in this report) has designated Messrs. Clare, Durkin, Huseman and Webster as directors and C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment , L.P., and C/R Marine Coinvestment II, L.P. (which we refer to collectively as the C/R Entities in this report) collectively have designated Messrs. Lapeyre and Leuschen as directors. Both Nautilus and the C/R Entities are affiliates of the Company. Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, all the directors will resign from serving on our board of directors and none of them will serve on the board of SEACOR Holdings, Inc.

Name	Age	Current Position
Gerhard E. Kurz	65	Chairman of the Board, President, Chief Executive Officer and Director
Daniel H. Clare	33	Director
Peter H. Cressy (2) (3) (4)	63	Director
David A. Durkin (4)	36	Director
Kenneth V. Huseman	53	Director
Robert L. Keiser (1) (2)	62	Director
Pierre F. Lapeyre, Jr. (1) (4)	42	Director
David M. Leuschen (3)	54	Director
Thomas P. Moore, Jr. (2) (4)	66	Director
Steven A. Webster (1) (3)	53	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Finance Committee.

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

          Mr. Clare, a director of the Company since October 2004, is a Vice President of Credit Suisse First Boston LLC in the Merchant Banking Group, a position he has held since January 2003. Mr. Clare joined Credit Suisse First Boston Corporation in 1999 as an associate in its Private Equity Division. Prior to joining CSFB, he was a management consultant at Bain & Company. Mr. Clare holds an M.B.A. degree from Harvard Business School and a B.A. from Haverford College. He is a director of American Ref-Fuel Holdings Corp. and several of its subsidiaries.

          Dr. Cressy, a director of the Company since March 2000, has been President and Chief Executive Officer of the Distilled Spirits Council of the United States, Inc. (DISCUS) since September 1999. Prior to joining DISCUS, he was Chancellor of the University of Massachusetts at Dartmouth for six years. From 1991 to 1993, he was President of the Massachusetts Maritime Academy. Dr. Cressy, who has a Ed.D. in education from the University of San Francisco and is a Yale graduate, is a retired U.S. Navy Rear Admiral. He joined the Navy in 1963. During his 28-year career, he held senior positions at the State Department, on Capitol Hill, at the Pentagon and held major command assignments. He concluded his naval career as Commander, Fleet Air Mediterranean and Commander, NATO Air Mediterranean during Operation Desert Storm. Dr. Cressy is a Director of the distilled spirits industry’s educational foundation, The Century Council.

          Mr. Durkin, a director of the Company since September 2002, is a Partner of Credit Suisse First Boston LLC in the Merchant Banking Group, a position he has held since July 2004. Mr. Durkin joined Credit Suisse First Boston Corporation in November 2000 upon the merger with Donaldson, Lufkin & Jenrette, where he was a Principal in the Merchant Banking Group since 2000. He served as a Vice President in the Leveraged Finance Group and other roles within investment banking since 1996. Mr. Durkin serves on the board of directors of Merrill Corporation and Prometheus Laboratories, Inc. Mr. Durkin holds an M.B.A. degree from the Wharton School at the University of Pennsylvania.

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

          Mr. Keiser has served as a director since March 2000. He is former Chairman of the Board of the Kerr-McGee Corporation, an international energy company, from which he retired in 1999. Mr. Keiser was previously Chairman and Chief Executive Officer of the Oryx Energy Company from 1995 to 1999, and Chief Operating Officer from 1991 to 1994. A graduate of the University of Missouri in Rolla, he joined the Sun Company, Inc. in 1965 and became Vice President of Planning and Development for Oryx when that company was spun off from Sun in 1988. Mr. Keiser is on the Board of Directors of Lone Star Technologies Inc. and a member of the Society of Petroleum Engineers.

          Mr. Lapeyre, a director of the Company since September 2002, is a Founder and Managing Director of Riverstone Holdings LLC, and is responsible for sourcing and negotiating investments, as well as post-closing financial structuring and monitoring. In addition, he serves on the Fund’s Managing Committee which is responsible for all portfolio activity. Prior to founding Riverstone in 2000, Mr. Lapeyre was a Managing Director at Goldman Sachs & Co., where he spent 14 years in the Global Energy and Power Group. Mr. Lapeyre currently serves on the board of directors of Legend Natural Gas, CDM Resources, Frontier Holdings, Mariner Energy, Stallion Oil Field Services, SemGroup and Topaz Power. Mr. Lapeyre received his B.S. degree in Finance/Economics from The University of Kentucky, and his M.B.A. from The University of North Carolina.

          Mr. Leuschen, a director of the Company since September 2002, is a Founder and Managing Director of Riverstone Holdings LLC, and is responsible for sourcing and negotiating investments, as well as post-closing portfolio-company monitoring. In addition, he serves on the Fund’s Managing Committee responsible for all portfolio activity. Prior to founding Riverstone in 2000, Mr. Leuschen spent 22 years with Goldman Sachs. He joined the firm in 1977, founded the firm’s Global Energy and Power Group in 1982, became a Partner in 1986, and remained a Partner with the firm until leaving to found Riverstone in 2000. Mr. Leuschen has served as a Director of Frontier Drilling ASA, Legend Natural Gas, Buckeye Pipeline Partners, Mariner Energy, Inc., Belden and Blake, SemGroup, and Mega Energy LLC, as well as a significant number of other industry-related business and nonprofit Boards of Directors. He is also owner and President of Switchback Ranch LLC, an integrated cattle ranching operation in the western U.S. Mr. Leuschen received his A.B. degree from Dartmouth College, and his M.B.A. from Dartmouth’s Amos Tuck School of Business.

          Mr. Moore, a director of the Company since December 1999, is a Senior Principal of State Street Global Advisors, the head of Global Fundamental Strategies, and a member of the Senior Management Group. From 1986 through 2001, he was a Senior Vice President of State Street Research & Management Company and was head of the State Street Research International Equity Team. From 1977 to 1986 he served in positions of increasing responsibility with Petrolane, Inc., including Administrative Vice President (1977-1981), President of Drilling Tools, Inc., an oilfield equipment rental subsidiary (1981-1984), and President of Brinkerhoff-Signal, Inc., an oil well contract drilling subsidiary (1984-1986). Mr. Moore is a Chartered Financial Analyst and a Director of First Community Bank in Woodstock, Vermont. Mr. Moore holds an M.B.A. degree from Harvard Business School.

          Mr. Webster, a director of the Company since September 2002, is Chairman of Global Energy Partners, a merchant banking affiliate of CSFB Private Equity that makes investments in energy companies, and has served in that capacity since 2000. From 1998 to 1999, Mr. Webster served as Chief Executive Officer and President of R&B Falcon Corporation, and from 1988 to 1997, Mr. Webster served as Chairman and Chief Executive Officer of Falcon Drilling Corporation, both offshore drilling contractors. Mr. Webster is on the boards of directors of Brigham Exploration Company, Carrizo Oil & Gas, Inc., Goodrich Petroleum Corporation, Grey Wolf Inc., Camden Property Trust, Crown Resources Corporation, and Geokinetics, Inc. Mr. Webster also serves on the boards of several privately held companies, primarily in the energy industry. In addition, Mr. Webster serves as Chairman of Carrizo Oil & Gas, Crown Resources and BASiC Energy Services, Inc., a privately held oil and gas service company. Mr. Webster is the founder and an original shareholder of Falcon Drilling Company, Inc., a predecessor to Transocean, Inc., and is a co-founder and original shareholder of Carrizo Oil & Gas, Inc. Mr. Webster holds a B.S.I.M. from Purdue University and an M.B.A. from Harvard Business School. Mr. Webster serves on the Dean’s Advisory Board for Purdue.

          (b) Executive Officers

     The following table provides information on the Company’s current executive officers, all of whom were serving in the indicated capacities at April 1, 2005.

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

     Set forth below are descriptions of the backgrounds of the executive officers and their principal occupations for at least the past five years. For a description of the background of Mr. Kurz, see “Board of Directors” above. We are not aware of any family relationships between any of the foregoing executive officers or between any executive officer and any director.

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

Controlled Company Status

NASDAQ marketplace rules require that the board of directors of NASDAQ-listed companies consist of a majority of directors who are independent within the meaning of the rules. These rules also impose additional independence requirements on members of certain committees of the board. The Company has determined that, except with respect to the required independence of members of the Audit Committee, it is exempt from the application of these rules as a “controlled company,” as defined in the rules. The Company believes it qualifies as a controlled company under NASDAQ rules because more than 50% of the voting power of its capital stock is held by Nautilus and the C/R Entities.

Committees of the Board

          The Board of Directors supervises the management of the Company as provided by Delaware law. The Board of Directors has four committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Finance Committee.

          Audit Committee. The Audit Committee hires the Company’s independent registered public accounting firm; oversees the Company’s financial reporting process and reports the results of its activities to the Board; reviews the work of, and approves audit services performed by, the independent registered public accounting firm; oversees the work of the Company’s internal audit department; makes recommendations to the Board relating to the Company’s reporting and control processes; and administers the Company’s policy with respect to transactions with affiliated persons and with respect to grievances relating to accounting and controls. Its current members are Messrs. Moore (Chairman), Cressy and Keiser. The Board of Directors has determined that each member is independent as defined by the rules of the Securities and Exchange Commission and NASDAQ Stock Market. The Board of Directors has also determined that Mr. Moore is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission and NASDAQ. The Company’s Code of Business Conduct includes a hotline number for accounting and controls grievances. The Chairman of the Audit Committee can be contacted directly about such grievances through procedures described in the Code of Business Conduct.

          Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all executive officers of the Company and general policy matters relating to compensation and benefits of employees of the Company. The Compensation Committee supervises the administration of the Company’s Management Annual Incentive Compensation Plan by reviewing and recommending for approval by the Board bonuses consistent with that Plan. The Compensation Committee has oversight responsibility for the Amended and Restated Equity Ownership Plan and reviews and approves grants under that Plan for review and ratification by the Board. Together with the CEO, the Compensation Committee is also responsible for executive succession planning. Its current members are Messrs. Keiser (Chairman), Lapeyre and Webster.

          Finance Committee. The Finance Committee reviews and advises the Board and the Company’s management on the Company’s financial policies, plans and programs, capital structure, and tax policies, as well as the Company’s credit facilities, credit ratings, insurance programs, investment management of the Company’s benefit plans and related matters. Its current members are Messrs. Moore (Chairman), Cressy, Durkin and Lapeyre.

          Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and advises the Board and the Company’s management on the Company’s external affairs programs, such as legal and regulatory compliance, communications and crisis planning programs, as well as the Company’s strategic initiatives. It also monitors the Company’s investor relations initiatives, corporate governance procedures, and internal, non-accounting grievance procedures. Its Chairman can be contacted directly through procedures in the Code of Business Conduct for ethics and conflicts of interest grievances. The Committee monitors compliance with SEC and NASDAQ governance policies. The Committee also reviews director qualifications and performance, and recommends candidates for appointment and election to the Board of Directors, subject to the terms of the Stockholders Agreement among the Company and the Investors dated as of September 13, 2002. The Committee also nominates members to the committees of the Board, and monitors committee performance of members. Its current members are Messrs. Cressy (Chairman), Leuschen and Webster.

Code of Business Conduct

          The Board of Directors has a Code of Business Conduct that is applicable to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct is intended, among other things, to promote ethical conduct and deter wrongdoing as set forth in Item 406(b) of Regulation S-K of the rules of the Securities and Exchange Commission. The Code of Business Conduct is posted on the Company’s website at www.seabulkinternational.com.

          If the Company makes any amendments to the Code of Business Conduct that relate to the standards enumerated in Item 406(b) of Regulation S-K of the rules of the Securities and Exchange Commission, other than technical, administrative, or other nonsubstantive amendments, or grants any waivers from such provisions of the Code to the Company’s principal executive officer, principal financial officer and principal accounting officer, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website within five business days or as otherwise required by the SEC or NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission. Based only on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that there were no violations of Section 16(a) by such persons during 2004.

Required Certifications

     We have filed as exhibits to this Form 10-K/A for the year ended December 31, 2004, the certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2004.

Item 11. Executive Compensation.

Summary Compensation Table

          The following table sets forth, with respect to the Chief Executive Officer and each of the four other most highly compensated individuals serving as executive officers whose annual remuneration exceeded $100,000 (the “Named Executives”), the compensation earned for services rendered during the years 2002 through 2004.

					Long-Term Compensation
	Annual Compensation				Restricted		Securities
				Other Annual	Stock		Underlying	All Other
Name and Position in 2004	Year	Salary	Bonus	Compensation(1)	Awards(2)		Options	Compensation(4)
Gerhard E. Kurz	2004	$500,000	$584,000	$970	$—		—	$14,738
President and	2003	$500,000	$100,000	$1,167	$746,750	(3)	100,000	$13,920	(5)
Chief Executive Officer	2002	$394,327	$500,000	$1,114	$—		—	$12,920

Hubert E. Thyssen	2004	$285,000	$90,000	$352	$—		—	$17,435
Vice President -	2003	$285,000	$46,000	$332	$96,900	(3)	55,000	$16,714
Offshore Division	2002	$256,045	$60,000	$420	$—		—	$17,127

Vincent J. deSostoa	2004	$221,667	$101,000	$—	$—		—	$14,111
Senior Vice President,	2003	$215,000	$46,000	$167	$96,900	(3)	70,000	$12,896	(5)
Chief Financial Officer	2002	$116,458	$41,000	$12,000	$—		—	$—
and Treasurer

Alan R. Twaits	2004	$188,500	$75,000	$1,145	$—		—	$13,895
Senior Vice President,	2003	$181,000	$36,000	$432	$92,900	(3)	60,000	$15,781	(5)
General Counsel and	2002	$180,250	$44,000	$1,190	$—		—	$11,768
Secretary

Kenneth M. Rogers	2004	$187,500	$75,000	$—	$—		20,000	$13,939
Senior Vice President –	2003	$175,000	$40,000	$—	$20,000	(3)	12,000	$10,341
Towing Division	2002	$155,000	$38,000	$—	$—		—	$544

(1)	For 2004, reflects club dues in the amount of $970 for Mr. Kurz, $352 for Mr. Thyssen and professional dues of $1,145 for Mr. Twaits. For 2003, reflects club dues in the amount of $1,167 for Mr. Kurz, $332 for Mr. Thyssen and professional dues of $167 for Mr. deSostoa and $432 for Mr. Twaits. For 2002, reflects dues in the amount of $1,114 for Mr. Kurz and $420 for Mr. Thyssen, $12,000 relocation expenses for Mr. deSostoa, and professional dues of $1,190 for Mr. Twaits.

(2)	The number and value of the aggregate restricted stock holdings of the Named Executives as of December 31, 2004 was 208,800 shares and $2,528,560, respectively, based on the stock price as of December 31, 2004. Of the aggregate, 28,800 shares of restricted stock will become non-forfeitable ratably in thirds on March 2, 2005, March 2, 2006, and March 7, 2007; 105,000 shares will become non-forfeitable on February 25, 2008; and 75,000 are non-forfeitable. At the effective time of the Merger, all restricted stock will become non-forfeitable and will be exchanged for shares of common stock of SEACOR

Holdings, Inc. subject to the exchange ratio of (i) 0.2694 shares of SEACOR common stock for each share of Company common stock and (ii) $4.00 in cash.

(3)	For 2003, in lieu of a portion of cash bonuses, bonuses in the form of restricted stock were granted to the Named Executives as set forth below. For Mr. Kurz, 20,000 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007. For each of Messrs. Thyssen and deSostoa, 2,400 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007, respectively. For Mr. Twaits, and Mr. Rogers, 2,000 bonus shares become non-forfeitable ratably on March 2, 2005, 2006, and 2007, respectively. In addition, in 2003 grants of restricted stock for longer term compensation, becoming non-forfeitable on February 25, 2008, were made as follows: 75,000 shares for Mr. Kurz, and 10,000 shares for each of Messrs. Thyssen, deSostoa and Twaits. At the effective time of the Merger, all restricted stock will become non-forfeitable and will be exchanged for shares of common stock of SEACOR Holdings, Inc. subject to the exchange ratio of (i) 0.2694 shares of SEACOR common stock for each share of Company common stock and (ii) $4.00 in cash.

(4)	For 2004, reflects 401(k) contributions of $13,000 each for Messrs. Kurz, deSostoa and Rogers, $12,952 for Mr. Twaits, retirement plan contributions of $17,435 for Mr. Thyssen and life insurance premiums of $1,738 for Mr. Kurz, $1,111 for Mr. deSostoa, $939 for Mr. Rogers and $944 for Mr. Twaits. For 2003, reflects 401(k) contributions of $12,000 each for Messrs. Kurz and Twaits, $10,750 for Mr. deSostoa, retirement plan contributions of $16,714 for Mr. Thyssen and life insurance premiums of $1,920 for Mr. Kurz, $896 for Mr. deSostoa, and $768 for Mr. Twaits. For 2002, reflects 401(k) contributions of $11,000 each for Messrs. Kurz and Twaits, retirement plan contribution of $17,127 for Mr. Thyssen and life insurance premium payments of $1,920 for Mr. Kurz and $768 for Mr. Twaits.

(5)	Includes employer contributions to the deferred compensation plan of $1,250 for Mr. deSostoa, and $3,013 for Mr. Twaits.

Stock Option Grants in 2004

          The following table contains information concerning stock options granted to each of the Named Executives in 2004.

Individual Grants
	Number of				Potential Realizable Value at
	Shares	Percent of			Assumed Annual Rates
	Underlying	Options			of Stock Appreciation for
	Options	Granted	Per Share	Expiration	Option Term(1)
Name	Granted	to Employees	Exercise Price	Date	5%	10%
Gerhard E. Kurz	—	—%	$—		$—	$—
Hubert E. Thyssen	—	—%	$—		$—	$—
Vincent J. deSostoa	—	—%	$—		$—	$—
Alan R. Twaits	—	—%	$—		$—	$—
Kenneth M. Rogers	20,000	13.6%	$10.00	3/02/14	$125,778.49	$318,748.49

(1)	The dollar amounts are the result of calculations at specified rates of appreciation and are not intended to forecast possible future appreciation.

Year-end Option Values

          The following table contains information concerning year-end value of unexercised options for each of the Named Executives. No options were exercised in 2004 by any of the Named Executives.

	Number of Securities Underlying
	Unexercised Options		Value of Unexercised In-the-Money
	at December 31, 2004		Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Gerhard E. Kurz	250,000	75,000	$1,421,250	$308,250
Hubert E. Thyssen	46,750	41,250	$217,392	$169,537
Vincent J. deSostoa	17,500	52,500	$71,925	$215,775
Alan R. Twaits	37,000	45,000	$203,170	$184,950
Kenneth M. Rogers	4,000	28,000	$19,280	$80,760

          Upon a qualified termination within two years after the effective time of the Merger, all outstanding options will vest and become exercisable for shares of common stock of SEACOR Holdings, Inc., subject to the exchange ratio of (1) 0.2694 shares of SEACOR common stock for each share of Company common stock and (ii) $4.00 in cash.

Stock Grants in 2005

          On January 19, 2005 the Compensation Committee granted stock options for 54,000 shares at a market value of $12.70 per share that vest ratably over three years and restricted stock for 63,000 shares that become non-forfeitable ratably over three years, to the five Named Executives under the Company’s Amended and Restated Equity Ownership Plan. The Board of Directors ratified the grants on January 20, 2005.

Employment and Severance Agreements

          The Company has an Employment Agreement, as amended, with Mr. Kurz to serve as President and Chief Executive Officer. The Agreement, which expires September 13, 2007, provides for an annual base salary of $500,000, subject to annual review by the Board of Directors for possible upward adjustment based on Company policy and contributions made by Mr. Kurz. Mr. Kurz is eligible for a bonus targeted to 100% of his base salary, based upon the Company’s achievement of performance targets agreed upon annually. If Mr. Kurz’s employment is terminated by the Company “without cause” or for “good reason” (each as defined in the agreement), he is entitled to an amount equal to the sum of two times his annual base salary plus two times his annual maximum bonus for the year in which termination occurs. During 2004 the Employment Agreement was amended to provide that (1) his stock options and restricted stock become exercisable and non-forfeitable, respectively, in full upon termination within two years after a change of control, as defined; (2) such options remain exercisable for thirty-six months after termination; (3) any excess parachute excise tax imposed is subject to a gross-up payment provision payable by the Company; and (4) his severance payment for termination within two years after a change of control shall be in a single lump sum. In April 2005 the Employment Agreement was further amended to provide for payment of 100% of the 2005 maximum incentive award for 2005 performance under the Company’s Management Annual Incentive Compensation Plan for the 2005 calendar year, pro rata to date of termination should he terminate in 2005; and for payment of unused vacation days accrued during the year of termination.

          In April, 2003 the Company entered into Severance Agreements with four executive officers – Vincent deSostoa, Senior Vice President and Chief Financial Officer, Larry Francois, Senior Vice President and President — Seabulk Offshore, Hubert Thyssen, Senior Vice President —Seabulk Offshore, and Alan R. Twaits, Senior Vice President, General Counsel and Secretary; and in May 2004 entered into

Severance Agreements with three other executive officers – Michael Pellicci, Senior Vice President — Finance and Planning, Treasurer and Chief Accounting Officer; Kenneth Rogers, Senior Vice President and President — Seabulk Towing; and L. Stephen Willrich, Senior Vice President and President — Seabulk Tankers. These Severance Agreements provide for severance payments in the amount of one year’s base salary and one year’s bonus based on the last full year’s bonus. The executive also receives the gross-up of certain payments which may be subject to excise taxes under the Internal Revenue Code as “parachute payments” so that the executive receives the same amount he would have received had there been no applicable excise taxes; and medical plan coverage for one year with the same employee contribution requirements as prior to any involuntary termination without cause. The Agreements also provide that all outstanding options become exercisable upon termination after a change of control, and that such options remain exercisable for thirty-six months after termination. The Agreements have an initial term of two years, with renewals for additional two-year terms unless terminated by the Company before expiration of the renewal period. In April 2005 the Severance Agreements were amended to provide for payment of 100% of the 2005 maximum incentive award specified for each executive for 2005 performance under the Company’s Management Annual Incentive Compensation Plan for the 2005 calendar year, pro rata to date of termination should he terminate in 2005; and for payment of unused vacation days accrued during the year of termination. The Severance Agreements do not require shareholders’ approval.

Other Amendments in 2005

          In April 2005 the Amended and Restated Equity Ownership Plan was amended to eliminate a provision which could potentially limit the vesting of stock options already granted in order to avoid potential gross up payments by the Company for excess parachute excise taxes under the Internal Revenue Code upon termination of certain executives.

          In April 2005 the Stock Option Agreements for employees with stock options were amended to eliminate a provision which could potentially limit the vesting of stock options already granted in order to avoid potential gross up payments by the Company for excess parachute excise taxes under the Internal Revenue Code upon termination of certain executives; and to eliminate a provision permitting the Company to repurchase the shares acquired by an employee after exercise of his options upon termination of the employee.

          In April 2005 the Stock Option Plan for Directors was amended to permit appropriate adjustments of options to convert to options and stock of the company with which the Company is merging.

          In April 2005 the Executive Deferred Compensation Plan was revised to permit stock units in the Plan to be converted into the stock of the company with which the Company is merging.

Director Compensation

          Directors not employed by the Company are paid an annual retainer of $24,000 plus $1,500 per Board meeting and $1,000 per Committee meeting ($750 and $500, respectively, if telephonic) attended. They are reimbursed by the Company for reasonable out-of-pocket expenses incurred for attendance at such meetings in accordance with Company policy. All Committee chairmen not employed by the Company are also paid an annual retainer of $5,000.

          Under the Stock Option Plan for Directors, each non-employee director is granted annual stock options exercisable for 4,000 shares on every Annual Meeting date. The Chairman of the Board of Directors, if a non-employee, is entitled to receive annual stock options for 8,000 shares. In 2004 each non-employee director was granted options to purchase 4,000 shares. In his initial year, a director is granted options to purchase 10,000 shares on the date of the Annual Meeting. All director options vest on the anniversary of each grant. Therefore, all director options will have vested before the effective time of the merger.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of April 1, 2005 by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive, and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Shares	Percent
Name and Address of	Beneficially	Beneficially
Beneficial Owner (1)	Owned(2)(3)	Owned(2)
Nautilus Acquisition, L.P(4)	11,820,195	49.7%
c/o DLJ Merchant Banking Partners 11 Madison Avenue New York, New York 10010

C/R Marine Non-U.S. Partnership, L.P.(5)	3,757,560	15.8%
c/o Riverstone Holdings LLC 712 Fifth Avenue, 19th Floor New York, New York 10019

Dimensional Fund Advisors, Inc.	1,587,695	6.7%
1299 Ocean Ave., 11th Floor Santa Monica, CA 90401

C/R Marine Domestic Partnership, L.P.(5)	1,218,937	5.1%
c/o Riverstone Holdings LLC 712 Fifth Avenue, 19th Floor New York, New York 10019

C/R Marine Coinvestment, L.P.(5)	512,899	2.2%
c/o Riverstone Holdings LLC 712 Fifth Avenue, 19th Floor New York, New York 10019

Gerhard E. Kurz	470,000	2.0%

C/R Marine Coinvestment II, L.P.(5)	368,435	1.6%
c/o Riverstone Holdings LLC 712 Fifth Avenue, 19th Floor New York, New York 10019

Hubert E. Thyssen	82,900	*

Alan R. Twaits	73,000	*

Vincent J. deSostoa	57,400	*

Robert L. Keiser	31,000	*

Thomas P. Moore, Jr.	30,000	*

Peter H. Cressy	26,000	*

Kenneth M. Rogers	25,667	*

David A. Durkin	14,000	*
c/o DLJ Merchant Banking Partners 11 Madison Avenue New York, New York 10010

Kenneth V. Huseman	14,000	*

Pierre F. Lapeyre, Jr.	14,000	*

	Shares	Percent
Name and Address of	Beneficially	Beneficially
Beneficial Owner (1)	Owned(2)(3)	Owned(2)
David M. Leuschen	14,000	*

Steven A. Webster	14,000	*

Daniel H. Clare	—	*
c/o DLJ Merchant Banking Partners 11 Madison Avenue New York, New York 10010

All executive officers and directors as a group (14 persons)	861,967	3.6%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the persons whose name appears in the table above is: c/o Seabulk International, Inc., 2200 Eller Drive, P.O. Box 13038, Fort Lauderdale, Florida 33316.

(2)	Includes shares issuable upon the exercise of options that have vested and are exercisable within 60 days of the date of the filing of this Form 10-K/A. The shares underlying such options are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Includes shares of all restricted stock issued, some of which become non-forfeitable in the future.

(4)	Includes 11,737,830 shares of our common stock owned by Nautilus. Also includes 82,365 shares of our common stock issuable upon exercise of our Common Stock Purchase Warrants held by Nautilus, which warrants have an exercise price of $0.01 per share. Nautilus Intermediary, L.P., Nautilus’ sole general partner (which we refer to as Nautilus Intermediary in this 10-K/A), Nautilus AIV, L.P., Nautilus Intermediary’s sole general partner (which we refer to as Nautilus AIV in this 10-K/A) and Nautilus GP, LLC, Nautilus AIV’s managing general partner (which we refer to as Nautilus GP in this 10-K/A), may be deemed to have beneficial ownership with respect to our securities held by Nautilus. We are referring to Nautilus, Nautilus Intermediary, Nautilus AIV and Nautilus GP collectively as the Nautilus Entities in this 10-K/A. The partnership agreements of each of Nautilus, Nautilus Intermediary and Nautilus AIV grant, directly or indirectly, the exclusive management and decision making authority (including voting and dispositive power) with respect to our securities held by Nautilus to Nautilus GP. The members of Nautilus GP are W.M. Craig, Jr., Merkur-Nautilus Holdings, LLC, Turnham-Nautilus Holdings, LLC and Credit Suisse First Boston Private Equity, Inc. (which we are referring to as CSFBPE in this 10-K/A). DLJ Merchant Banking Partners III, L.P. (which we are referring to as Partners III in this 10-K/A) is a limited partner of Nautilus Intermediary. Certain investment partnerships affiliated with Partners III (which, collectively with Partners III, we are referring to as the CSFBPE Funds in this 10-K/A) are the limited partners of Nautilus. DLJ Merchant Banking III, L.P. is also a general partner of Nautilus AIV, however, it does not have any decision making authority (including voting and dispositive power) with respect to the investment in us. Credit Suisse First Boston, a Swiss bank (which we are referring to as the Bank in this 10-K/A) owns a majority of the voting stock of Credit Suisse First Boston, Inc., which in turn owns all of the voting stock of Credit Suisse First Boston (USA), Inc. (which we are referring to as CSFB-USA in this 10-K/A). CSFBPE is a subsidiary of CSFB-USA and the CSFBPE Funds are merchant banking funds managed by subsidiaries of CSFB-USA. While the Bank and its subsidiaries, to the extent that they constitute part of the investment banking business (which we are collectively referring to as the CSFB Entities in this 10-K/A) of Credit Suisse First Boston business unit, disclaim beneficial ownership of our securities held by Nautilus, as a result of the relationship of the CSFB Entities to, and the pecuniary interest of the CSFB Entities in, Partners III, Nautilus AIV and CSFBPE as described above, the CSFB Entities may be deemed to beneficially own our securities held by Nautilus. The ultimate parent company of the Bank is Credit Suisse Group (which we are referring to as CSG in this 10-K/A). CSG disclaims beneficial ownership of the securities owned by its direct and indirect subsidiaries, including Nautilus. Due to their interest in Nautilus GP, Mr. Craig, Merkur-Nautilus Holdings, LLC and Turnham-Nautilus Holdings, LLC may be deemed to beneficially own the shares of our common stock held by Nautilus. Mr. Craig, Merkur-Nautilus Holdings, LLC and Turnham-Nautilus Holdings, LLC disclaim any such beneficial ownership. The Nautilus Entities and the CSFB Entities may be considered a group together with the Carlyle/Riverstone Investment Partnerships (as defined in Note (5) below) and therefore be deemed to beneficially own the shares beneficially owned by the Carlyle/Riverstone Investment Partnerships, but no such entity affirms the existence of any such group. Each of the Nautilus Entities and the CSFB Entities disclaim any such beneficial ownership.

(5)	The share numbers in the above table representing the shares of common stock owned by C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment L.P., and C/R Marine Coinvestment II, L.P. (collectively referred to as the “Carlyle/Riverstone Investment Partnerships”), includes 5,816,649 shares of our common stock owned by the Carlyle/Riverstone Investment Partnership and 41,182 shares of our common stock issuable upon exercise of our common stock purchase warrants held by the Carlyle/Riverstone Investment Partnerships, which warrants have an exercise price of $0.01 per share. C/R Marine GP Corp. exercises investment discretion and control over the all shares held by the Carlyle/Riverstone Investment Partnerships directly through its capacity as the sole general partner of the Carlyle/Riverstone Investment Partnerships. William E. Conway, Jr., Daniel A. D’Aniello, David M. Rubenstein, Pierre F. Lapeyre, Jr., David M. Leuschen and Jim H. Derryberry, as the officers and directors of C/R Marine GP Corp., may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Carlyle/Riverstone Investment Partnerships. Such persons disclaim such beneficial ownership. Each of the Carlyle/Riverstone Investment Partnerships may be deemed to beneficially own the shares by the other the Carlyle/Riverstone Investment Partnerships. Such partnerships disclaim such beneficial ownership. Such entities may be considered a group together with Nautilus and therefore be deemed to beneficially own the shares owned by Nautilus. Such entities disclaim any such beneficial ownership.

Equity Compensation Plan Information

          The following table provides information as of April 1, 2005 about the shares of the Company’s common stock issuable under the equity compensation plans maintained for employees and directors.

Number of
	Number of securities to		securities
	be issued upon	Weighted average	remaining
	exercise of	exercise price of	available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	1,464,831	$8.53	673,196
Equity compensation plans not approved by security holders	—	—	—

Total	1,464,831	$8.53	673,196

Change of Control

          On March 16, 2005, the Company and SEACOR Holdings, Inc. (“SEACOR”), entered into a merger agreement (the “Merger Agreement”) with SBLK Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of SEACOR (“Merger Sub”) and CORBULK LLC, a Delaware limited liability company and a direct , wholly owned subsidiary of SEACOR (“LLC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a direct, wholly owned subsidiary of SEACOR (the “Merger”). A special meeting of stockholders of the Company is expected to be scheduled in June 2005 to consider and approve the Merger. The Merger, if it is approved by the stockholders of the Company and SEACOR and it is completed as anticipated by the Company, will constitute a change of control of the Company.

Item 13. Certain Relationships and Related Transactions.

          As part of the equity investment transaction completed in September 2002, the Company, the investors, Nautilus, the C/R Entities and Gerhard Kurz entered into a Stockholders Agreement dated as of September 13, 2002 which included provisions relating to the right of the investors to designate the majority of the directors on the Board of Directors, independent director oversight of affiliated party transactions, certain protective rights to minority shareholders, and related amendments to the Company’s Certificate of Incorporation and By-laws.

Item 14. Principal Accountant Fees and Services.

          Ernst & Young, LLP (“E&Y”) is the independent registered public accounting firm that audits the financial statements of the Company and its subsidiaries and is the principal accountant for the audit of the Company.

          Aggregate fees for professional services rendered by E&Y for the Company in 2004 and 2003 were:

	2004	2003
Audit Fees	$1,018,713	$1,082,173
Audit-Related Fees	75,869	58,121
Tax Fees	438,390	28,296
All Other Fees	n/a	n/a

Total	$1,532,972	$1,168,590

          Audit fees relate to the audit services and quarterly reviews, as well as the preparation of comfort letters, consents and review of documents filed with the SEC.

          Audit-related fees relate primarily to the audits of the Company’s benefit plans and accounting research and consultation.

          Tax fees relate to tax planning and consulting services and preparation and review of our tax returns.

          All other fees relate to services not classifiable under the other categories listed in the table above. No such services were rendered by E&Y during the last two years.

          The Audit Committee pre-approves all audit, audit-related, and non-audit services provided by the Company’s independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. In addition to separately approved services, the Audit Committee’s pre-approval policy provides for pre-approval of specifically described audit, audit-related, and non-audit services on an annual basis. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. None of the services described above were approved by the Audit Committee under the de minimis exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

     (a)     Financial Statements and Schedules. See Index to Consolidated Financial Statements and Schedules which appears on page F-1 herein.

     (b)     Lists of Exhibits. The following is a list of exhibits furnished. Copies of exhibits will be furnished upon request of any stockholder at a charge of $0.25 per page plus postage. The Company hereby files as part of this Form 10-K/A the exhibits required by Item 15(c) listed below. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street N.W., Room 1024, Washington, D.C. 29549 and at the Commission’s regional office at CitiCorp Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661-2511. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street N.W., Washington, D.C. 29549, at prescribed rates.

EXHIBIT INDEX

Incorporated by
Reference to
Exhibit		Registration or	Form or
No.	Description	File No.	Report	File Date
2.1	Debtor’s First Amended Joint Plan of Reorganization, dated November 1, 1999, and related Disclosure Statement filed with the U.S. Bankruptcy Court for the District of Delaware	000-28732	13D/A	Dec. 1999

3.1(a)	Certificate of Incorporation		10-K	Apr. 2000

3.1(b)	Certificate of Merger		10-K	Apr. 2000

3.1(c)	Certificate of Merger changing the name of the Company		10-K	Mar. 2002

3.1(d)	Certificate of Amendment		8-K	Sept. 2002

3.2	Amended and Restated By-Laws of the Company		8-K	Sept. 2002

3.3	Bylaws, revised effective October 5, 2004		8-K	Oct. 2004

4.1	Form of Common Stock Certificate of the Company

4.1(a)	Form of Common Stock Certificate reflecting new name of the Company	000-28732	10-K	Mar. 2001

4.2	Form of Class A Warrant Certificate of the Company	333-30390	S-3	Feb. 2000

4.2(a)	Form of Class A Warrant Certificate reflecting new name of the Company	000-28732	10-K	Mar. 2001

4.3	Warrant Agreement, dated December 15, 1999, between Hvide Marine Incorporated and State Street Bank and Trust Company as Warrant Agent	333-30390	S-3/A	May 2000

4.4	Class A Warrant Agreement, dated as of December 15, 1999, by and between Hvide Marine Incorporated and State Street Bank and Trust Company	333-30390	S-3	Feb. 2000

4.5	Amended and Restated Equity Ownership Plan	000-28732	14A	Apr. 2003

4.5(a)	Amendment to Amended and Restated Equity Ownership Plan

4.6	Stock Option Plan for Directors	000-28732	14A	Apr. 2003

4.6(a)	Amendment to Stock Option Plan for Directors

4.7	Indenture, dated as of August 5, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee (including forms of notes)	333-110138	S-4	Oct. 2003

4.8	Registration Rights Agreement dated as of August 5, 2003 between Seabulk International, Inc. and Credit Suisse First Boston LLC, Banc of America Securities LLC, RBC Dominion Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated	333-110138	S-4	Oct. 2003

4.9	Supplemental Indenture, dated as of October 3, 2003, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee	333-110138	S-4	Oct. 2003

10.1	Common Stock Registration Rights Agreement, dated December 15, 1999, among Hvide Marine Incorporated, Bankers Trust Corporation and Great American Life Insurance Company, Great American Insurance Company, New Energy	000-28732	8-K	Dec. 1999

Incorporated by
Reference to
Exhibit		Registration or	Form or
No.	Description	File No.	Report	File Date
Corp., American Empire Surplus Lines Insurance Company, Worldwide Insurance Company and American National Fire Insurance Company as Purchasers

10.2*	Employment Agreement dated as of April 18, 2000 between the Company and Gerhard E. Kurz	000-28732	10-K	Mar. 2001

10.3*	Amendment to Employment Agreement dated July 16, 2001 between the Company and Gerhard E. Kurz	000-28732	10-K	Mar. 2002

10.4	Stock Purchase Agreement by and among Seabulk International, Inc. and the Investors listed on Schedule 1 thereto, dated as of June 13, 2002	000-28732	8-K	June 2002

10.5	Stockholders’ Agreement, dated as of September 13, 2002, among Seabulk International, Inc., Nautilus Acquisition, L.P., C/R Marine Domestic Partnership, L.P., C/R Marine Non-U.S. Partnership, L.P., C/R Marine Coinvestment, L.P., C/R Marine Coinvestment II, L.P. and Gerhard Kurz	000-28732	8-K	Sept. 2002

10.6*	Amendment to Employment Agreement, dated as of September 13, 2002, between the Company and Gerhard E. Kurz	000-28732	8-K	Sept. 2002

10.7*	Severance Agreement and Release between the Company and Andrew W. Brauninger	000-28732	10-Q	May 2003

10.8	Seabulk International, Inc. Executive Deferred Compensation Plan	000-28732	10-Q	May 2003

10.8(a)	Amendment to Seabulk International, Inc. Executive Deferred Compensation Plan

10.9	Summary Provisions of the Seabulk International, Inc. Management Annual Incentive Compensation Plan	000-28732	10-Q	May 2003

10.10	Amended and Restated Credit Agreement, dated as of August 5, 2003, among Seabulk International, Inc., each Subsidiary Guarantor, Fortis Capital Corp., NIB Capital Bank N.V. and each other financial institution which may become a party to the Agreement as a Lender, Fortis Capital Corp., as administrative agent on behalf of the Lenders, and as book runner and as an arranger, and NIB Capital Bank N.V., as an arranger	333-110138	S-4	Oct. 2003

10.11	Supplemental Indenture, dated as of March 22, 2004, among Seabulk International, Inc., the Guarantors named therein, and Wachovia Bank, National Association, as Trustee	000-28732	10-K	Mar. 2004

10.12	Loan Agreement among Seabulk Global Transport, Inc. and Seabulk Overseas Transport, Inc., as Joint and Several Borrowers, the Guarantors named therein, the Banks and Financial Institutions listed therein, Nordea Bank Finland PLC, New York Branch, as Arranger and Agent, Nordea Bank Finland PLC, New York Branch, as Security Trustee, and Nordea Bank	000-28732	10-K	Mar. 2004

Incorporated by
Reference to
Exhibit		Registration or	Form or
No.	Description	File No.	Report	File Date
Finland PLC, New York Branch, as Swap Provider

10.13	Amendment Number 1 to the Amended and Restated Credit Agreement dated as of March, 2004	000-28732	10-Q	Apr. 2004

10.14*	Severance Agreement between the Company and Vincent J. deSostoa dated April 10, 2003	000-28732	10-Q	Aug. 2004

10.15*	Severance Agreement between the Company and Larry D. Francois dated April 10, 2003	000-28732	10-Q	Aug. 2004

10.16*	Severance Agreement between the Company and Alan R. Twaits dated April 10, 2003	000-28732	10-Q	Aug. 2004

10.17*	Severance Agreement between the Company and Hubert E. Thyssen dated April 21, 2003	000-28732	10-Q	Aug. 2004

10.18*	Severance Agreement between the Company and Michael J. Pellicci dated as of May 27, 2004	000-28732	10-Q	Aug. 2004

10.19*	Severance Agreement between the Company and Kenneth M. Rogers dated as of May 27, 2004.	000-28732	10-Q	Aug. 2004

10.20*	Severance Agreement between the Company and L. Stephen Willrich dated as of May 27, 2004	000-28732	10-Q	Aug. 2004

10.21	Subsidiary Guarantee Agreement dated as of March 16, 2004, among Seabulk International, Inc., the Subsidiary Guarantors named therein, Fortis Capital Corp, as Agents for the Counterparties to the Swap Agreements, Fortis Capital Corp., as Counterparty, NIB Capital Bank N.V., as Counterparty, and HBOS Treasury Services PLC, as Counterparty	000-28732	10-Q	Aug. 2004

10.22	Supplemental Credit Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Aug. 2004

10.23	First Supplemental Subsidiary Guarantee Agreement dated as of June 17, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Aug. 2004

10.24	Loan Agreement in the amount of U.S. $11,840,000 dated October 5, 2004 between Seabulk Angola, Inc., as Borrower, and Caterpillar Financial Services Corporation, as Lender, for the construction and financing of the 65 meter anchor handling tug supply vessel Seabulk Luanda	000-28732	8-K	Oct. 2004

10.25*	Amendment No. 1 to the Severance Agreement between the Company and Vincent J. deSostoa dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.26*	Amendment No. 1 to the Severance Agreement between the Company and Larry D. Francois dated September 15, 2004.	000-28732	10-Q	Nov. 2004

10.27*	Amendment No. 1 to the Severance Agreement between the Company and Alan R. Twaits dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.28*	Amendment No. 1 to the Severance Agreement between the Company and Hubert E. Thyssen dated September 15, 2004	000-28732	10-Q	Nov. 2004

Incorporated by
Reference to
Exhibit		Registration or	Form or
No.	Description	File No.	Report	File Date
10.29*	Amendment No. 1 to the Severance Agreement between the Company and Michael J. Pellicci dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.30*	Amendment No. 1 to the Severance Agreement between the Company and Kenneth M. Rogers dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.31*	Amendment No. 1 to the Severance Agreement between the Company and L. Stephen Willrich dated September 15, 2004	000-28732	10-Q	Nov. 2004

10.32*	Amendment No. 3 to Executive Employment Agreement by and between Gerhard E. Kurz and Seabulk International, Inc	000-28732	10-Q	Nov. 2004

10.33	Loan Agreement in the amount of Singapore $14,384,000 dated July 15, 2004 between Seabulk Angola, Inc., as Borrower, and Caterpillar Financial Services Corporation, as Lender, for the construction and acquisition of the 162’ terminal support vessel Seabulk Angola	000-28732	10-Q	Nov. 2004

10.34	Second Supplemental Credit Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Nov. 2004

10.35	Second Supplemental Subsidiary Guarantee Agreement dated August 6, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-Q	Nov. 2004

10.36	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T145)	000-28732	10-Q	Nov. 2004

10.37	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T146)	000-28732	10-Q	Nov. 2004

10.38	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T147)	000-28732	10-Q	Nov. 2004

10.39	Shipbuilding Contract dated October 26, 2004 between Seabulk Angola, Inc. and Labroy Shipbuilding and Engineering Pte Ltd. (Hull T148)	000-28732	10-Q	Nov. 2004

10.40	Agreement for the Purchase and Sale of Selected Assets between Seabulk Transport, Inc. and Stolt-Nielsen Transportation Group, Inc. dated December 15, 2004	000-28732	8-K	Dec. 2004

10.41*	Specimen form of Non-Qualified Stock Option Agreement	000-28732	8-K	Jan. 2005

10.41(a)*	Specimen form of Amendment to Non-Qualified Stock Option Agreement

10.42*	Specimen form of Restricted Stock Agreement	000-28732	8-K	Jan. 2005

10.43*	Severance Agreement between the Company and Bryn D. Jones dated November 18, 2004	000-28732	10-K	Mar. 2005

Incorporated by
Reference to
Exhibit		Registration or	Form or
No.	Description	File No.	Report	File Date
10.44	Third Supplemental Credit Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-K	Mar. 2005

10.45	Third Supplemental Subsidiary Guarantee Agreement dated December 10, 2004 between Seabulk International, Inc., as Borrower, and Fortis Capital Corp., as Agent	000-28732	10-K	Mar. 2005

10.46	Directors Compensation Statement

10.47*	Amendment No. 4 to Executive Employment Agreement between Gerhard E. Kurz and Seabulk International, Inc. dated as of April 18, 2005

10.48*	Specimen form of Amendment No. 2 to Form Severance Agreement

21.	List of Subsidiaries	000-28732	10-K	Mar. 2005

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith)

99.1	Order dated December 9, 1999 of the United States Bankruptcy Court for the District of Delaware the First Amended Joint Plan of Reorganization in In re: Hvide Marine Incorporated, et al., Case No. 99-3024 (PJW), including the Supplement to such Plan [incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on December 27, 1999 (Commission File No. 000-28732)]	000-28732	8-K	Dec. 1999

*	Indicates a management contract or compensation arrangement

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, on the 20th day of April, 2005.

SEABULK INTERNATIONAL, INC.

By:	/s/ GERHARD E. KURZ

Gerhard E. Kurz
Chairman, President, and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GERHARD E. KURZ	Chairman, President,	April 20, 2005
and Chief Executive Officer
Gerhard E. Kurz	(Principal Executive Officer)

/s/ VINCENT J. deSOSTOA	Senior Vice President and	April 20, 2005
Chief Financial Officer
Vincent J. deSostoa	(Principal Financial Officer)

/s/ MICHAEL J. PELLICCI	Senior Vice President — Finance	April 20, 2005
and Planning, Treasurer and
Michael J. Pellicci	Chief Accounting Officer
(Principal Accounting Officer)

/s/ DANIEL H. CLARE	Director	April 20, 2005

Daniel H. Clare

/s/ PETER H. CRESSY	Director	April 20, 2005
Peter H. Cressy

/s/ DAVID A. DURKIN	Director	April 20, 2005

David A. Durkin

/s/ KENNETH V. HUSEMAN	Director	April 20, 2005

Kenneth V. Huseman

/s/ ROBERT L. KEISER	Director	April 20, 2005

Robert L. Keiser

/s/ PIERRE F. LAPEYRE, JR.	Director	April 20, 2005

Pierre F. Lapeyre, Jr.

/s/ DAVID M. LEUSCHEN	Director	April 20, 2005

David M. Leuschen

/s/ THOMAS P. MOORE, JR.	Director	April 20, 2005

Thomas P. Moore, Jr.

/s/ STEVEN A. WEBSTER	Director	April 20, 2005

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

     In March 2004, the Company completed the purchase of two four-year-old, foreign-flag, double-hull product tankers from World-Wide Shipping of Singapore for a total purchase price of approximately $62.0 million. The purchase price was funded by a combination of bank borrowings and available cash

(see Note 3). The tankers are modern double-hull vessels suitable for worldwide trading. The Company took delivery of the two vessels in March and April 2004. Both vessels have been placed in an international product tanker pool.

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

18. Subsequent Event (unaudited)

     On March 16, 2005, Seabulk announced that it had signed a definitive merger agreement with SEACOR Holdings, Inc. (“SEACOR”). The Boards of Directors of both companies have unanimously approved the transaction. Under the terms of the merger agreement, Seabulk’s stockholders will, subject to limited adjustments, receive 0.2694 of a share of SEACOR common stock plus cash of $4.00 for each issued and outstanding share of Seabulk common stock. In certain circumstances, the portion of the merger consideration payable in cash may be reduced and shares of SEACOR common stock, having a value on the closing date equal to the cash reduction, may be substituted therefor.

     The merger is expected to close by the end of the second quarter of 2005, subject to approval by Seabulk’s stockholders of the merger and SEACOR’s stockholders of the issuance of shares of its common stock in the merger, the receipt of certain regulatory approvals and the satisfaction of customary closing conditions, in accordance with terms of the merger agreement.