Form 10-Q
period 2005-03-31
SEABULK INTERNATIONAL INC
filed 2005-05-16
CIK 922341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number: 0-28732

SEABULK INTERNATIONAL, INC.

State of Incorporation: Delaware	I.R.S. Employer I.D.: 65-0966399

Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐

There were 23,619,873 shares of Common Stock, par value $0.01 per share, outstanding at May 2, 2005.

SEABULK INTERNATIONAL, INC.

FORM 10-Q

As used in this Report, the term “Parent” means Seabulk International, Inc., and the term “Company” means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value data)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$31,310	$18,949
Restricted cash	30,350	35,681
Trade accounts receivable, net of allowance for doubtful accounts of $5,881 and $5,649 in 2005 and 2004, respectively	51,848	55,209
Other receivables	4,121	3,784
Marine operating supplies	8,081	7,868
Prepaid expenses and other	4,163	3,627

Total current assets	129,873	125,118

Vessels and equipment, net	596,626	598,793
Deferred costs, net	41,976	45,053
Other	21,173	17,824

Total assets	$789,648	$786,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,126	$14,918
Current maturities of long-term debt	16,429	16,653
Current obligations under capital leases	3,531	3,708
Accrued interest	6,265	4,875
Accrued liabilities and other	35,333	35,321

Total current liabilities	71,684	75,475

Long-term debt	323,714	325,965
Senior notes	148,006	152,906
Obligations under capital leases	27,841	28,568
Other liabilities	7,663	4,879

Total liabilities	578,908	587,793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value-authorized 5,000; issued and outstanding, none	—	—
Common stock–$.01 par value, authorized 40,000 shares; 23,620 and 23,446 shares issued and outstanding in 2005 and 2004, respectively	236	234
Additional paid-in capital	261,746	259,843
Accumulated other comprehensive income	31	55
Unearned compensation	(2,074)	(758)
Accumulated deficit	(49,199)	(60,379)

Total stockholders’ equity	210,740	198,995

Total liabilities and stockholders’ equity	$789,648	$786,788

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$95,581	$82,534
Vessel and voyage expenses:
Crew payroll and benefits	22,600	22,581
Charter hire	4,892	3,587
Repairs and maintenance	4,645	6,198
Insurance	3,181	2,620
Fuel and consumables	7,283	7,015
Port charges and other	5,326	4,906

	47,927	46,907

General and administrative	9,568	9,425
Depreciation, amortization and drydocking	16,520	15,790
Loss on disposal of assets, net	130	12

Income from operations	21,436	10,400
Other income (expense):
Interest expense	(9,426)	(8,069)
Interest income	146	66
Minority interest in losses of subsidiaries	—	78
Other, net	(8)	4,524

Total income (expense), net	(9,288)	(3,401)

Income before provision for income taxes	12,148	6,999
Provision for income taxes	968	1,349

Net income	$11,180	$5,650

Net income per common share:
Net income per common share — basic	$0.48	$0.24

Net income per common share — diluted	$0.46	$0.24

Weighted average common shares outstanding — basic	23,327	23,249

Weighted average common shares outstanding — diluted	24,273	23,795

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
		(as restated,
		see Note 1)
Operating activities:
Net income	$11,180	$5,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of vessels and equipment	9,903	9,900
Expenditures for drydocking	(3,943)	(4,628)
Amortization of drydocking costs	6,617	5,890
Amortization of discount on long-term debt and financing costs	418	412
Amortization of unearned compensation	194	—
Provision for bad debts	432	1,643
Loss on disposal of assets	130	12
Minority interest in losses of subsidiaries	—	(78)
Other	—	51
Changes in operating assets and liabilities:
Trade accounts and other receivables	2,592	1,360
Other current and long-term assets	(9,157)	(5,465)
Accounts payable and other liabilities	(623)	(3,264)

Net cash provided by operating activities	17,743	11,483

Investing activities:
Proceeds from disposals of assets	2,250	601
Purchases of vessels and equipment	(9,973)	(71,040)

Net cash used in investing activities	(7,723)	(70,439)

Financing activities:
Proceeds from Amended Credit Facility	—	20,000
Payments on Amended Credit Facility	(5,500)	—
Proceeds from long-term debt	5,799	49,600
Payments of long-term debt	(2,324)	(843)
Payments of Title XI bonds	(450)	(450)
Payments of obligations under capital leases	(904)	(865)
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	—	(95)
Payments of other deferred financing costs	(6)	(506)
Proceeds from exercise of stock options	395	167
Decrease (increase) in restricted cash	5,331	(3,617)

Net cash provided by financing activities	2,341	63,391

Change in cash and cash equivalents	12,361	4,435
Cash and cash equivalents at beginning of period	18,949	7,399

Cash and cash equivalents at end of period	$31,310	$11,834

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap	$1,994	$4,891

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2005 (Unaudited)

1. Organization and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for the fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004. For the three months ended March 31, 2005, the Company’s components of comprehensive income include net income and a foreign currency forward contract for approximately $24,000. For the three months ended March 31, 2004, except for net income, the Company had no material components of comprehensive income.

     Certain financial statement reclassifications have been made to conform prior period data to the 2005 financial statement presentation.

     The Company recently reviewed its financial statement presentation and disclosure in response to comments received from the staff of the Securities and Exchange Commission (the “SEC”) in a normal periodic review of the Company’s filings. As a result, the Company is restating the accompanying 2004 condensed consolidated statement of cash flows to classify expenditures for drydocking of $4.6 million as an operating activity rather than an investing activity.

2. Merger

     On March 16, 2005, SEACOR Holdings Inc., a Delaware corporation (“SEACOR”), entered into a merger agreement (the “Merger Agreement”) with Seabulk International, Inc., a Delaware corporation (“Seabulk” or the “Company”), SBLK Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of SEACOR (“Merger Sub”) and CORBULK LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SEACOR (“LLC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into Seabulk, with Seabulk continuing as the surviving corporation and a direct, wholly owned subsidiary of SEACOR (the “Merger”). The structure of the Merger could be modified such that Seabulk could merge with and into LLC, with LLC continuing as the surviving entity and a direct, wholly owned subsidiary of SEACOR, depending on the share price of SEACOR stock. As part of the transaction, entities associated with DLJ Merchant Banking Partners III, L.P. and Carlyle/Riverstone Global Energy and Power Fund I, L.P., who collectively own approximately 75% of Seabulk’s common shares, have entered into an agreement to support the transaction.

     At the effective time and as a result of the Merger, Seabulk stockholders will be entitled to receive in exchange for each issued and outstanding share of Seabulk common stock (i) $4.00 in cash and (ii) 0.2694 shares of SEACOR common stock. In certain circumstances, the portion of the merger consideration payable in cash may be reduced and shares of SEACOR common stock, having a value on the closing date equal to the cash reduction, may be substituted therefor. The closing prices of SEACOR and Seabulk shares on Wednesday, March 16, 2005, were $65.28 and $16.73, respectively. All outstanding Seabulk stock options will be assumed by SEACOR. Each such option for Seabulk common stock will then become exercisable for SEACOR common stock under the exchange ratio, plus the cash component.

     Seabulk and SEACOR have made customary representations, warranties and covenants in the Merger Agreement. The completion of the Merger is subject to approval by the stockholders of each of Seabulk and SEACOR and the satisfaction of customary conditions, including regulatory approvals. As part of the transaction, entities associated with DLJ Merchant Banking Partners III, L.P. and Carlyle/Riverstone Global Energy and Power Fund I, L.P., who collectively own approximately 75% of Seabulk’s common shares, have entered into an agreement to support the transaction.

     The Merger Agreement contains certain termination rights for both SEACOR and Seabulk and further provides that, upon termination of the Merger Agreement under specified circumstances, Seabulk may be required to pay SEACOR a termination fee of up to $21.3 million and SEACOR may be required to pay Seabulk a termination fee of up to $5 million.

     On April 22, 2005, the Company announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, thereby satisfying one of the key conditions to the completion of the merger.

3. Vessel Purchases, Sales and Operations

     In January 2005, the Company took delivery of and began to operate the Seabulk Angra, an offshore supply vessel, under a time charter with Petrobras in Brazil. The vessel brings the total number of vessels operating in the Brazil market to three under charter with Petrobras.

     In January 2005, the Company took delivery of and began to operate the Seabulk Carmen, a supply boat, in the U.S. Gulf of Mexico. The transaction to acquire the Seabulk Carmen was a like-kind exchange of assets of equal value and was a tax-free transaction to the Company, in which the Company delivered three older crew boats and one older geophysical vessel in exchange for the Seabulk Carmen.

     In March 2005, the Company sold the Seabulk Veritas, an offshore support vessel operating in the U.S. Gulf of Mexico. Proceeds from the sale of the vessel were $200,000. The gain on the sale of the vessel was approximately $45,000.

     In March 2005, the Company sold the Seabulk Neptune, an anchor handling tug operating in West Africa. Proceeds from the sale of the vessel were approximately $200,000. The loss on the sale of the vessel was approximately $148,000.

     In March 2005, the Company delivered the Seabulk Winn, a crew boat operating in the U.S. Gulf of Mexico, and $550,000 in exchange for the C/Crusader, a supply boat, and the assignment of a purchase and sale agreement. The Company subsequently sold the C/Crusader under the terms of the assigned purchase and sale agreement for proceeds of approximately $1.9 million. The transaction was a like-kind exchange of assets of equal value and was a tax free-transaction to the Company.

4. Income Taxes

     For the three months ended March 31, 2005 and 2004, a tax provision was computed using an estimated annual effective tax rate of 35%. A corresponding reduction in the valuation allowance was recorded. Management has recorded a valuation allowance at March 31, 2005 and 2004 to reduce the net deferred tax assets to an amount that is likely to be realized. After application of the valuation allowance, the net deferred tax assets are zero. The current provision for income taxes for the three-month period ended March 31, 2005 represents expected tax obligations on foreign-source revenue and includes a benefit of $0.5 million related to the acceptance by the Internal Revenue Service of the Company’s refund request related to the 1997 tax year. The current provision for income taxes for the three-month period ended March 31, 2004 represents expected tax obligations on foreign-source revenue.

5. Net Income per Common Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except
	per share data)
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$11,180	$5,650

Denominator for basic net income per share-weighted average shares	23,327	23,249

Effects of dilutive securities:
Stock options	691	337
Warrants	157	159
Restricted shares	98	50

Dilutive potential common shares	946	546

Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	24,273	23,795

Net income per share – basic	$0.48	$0.24

Net income per share – diluted	$0.46	$0.24

     The weighted average diluted common shares outstanding for the three months ended March 31, 2004 excludes 74,000 options as these common stock equivalents are antidilutive.

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

Marine Transportation Services (Seabulk Tankers) – Marine transportation services includes 10 U.S.-flag product tankers and two foreign-flag product tankers. The U.S.-flag oceangoing vessels are used to transport petroleum, chemicals, and crude products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf Coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific Coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific Coast and Hawaiian ports. One U.S.-flag vessel and the two foreign-flag vessels operate in the foreign trade.

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

     The following schedule presents segment and geographic information about the Company’s operations (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenue
Offshore energy support	$45,347	$39,583
Marine transportation services	38,659	33,462
Towing	11,654	9,578
Eliminations (1)	(79)	(89)

Total	$95,581	$82,534

Vessel and voyage expenses
Offshore energy support	$24,329	$25,205
Marine transportation services	17,561	16,853
Towing	6,116	4,938
Eliminations (1)	(79)	(89)

Total	$47,927	$46,907

Depreciation, amortization and drydocking
Offshore energy support	$8,840	$9,545
Marine transportation services	6,596	5,294
Towing	1,013	885
General corporate	71	66

Total	$16,520	$15,790

Income (loss) from operations
Offshore energy support	$7,916	$(902)
Marine transportation services	13,637	10,445
Towing	3,078	2,494
General corporate	(3,195)	(1,637)

Total	$21,436	$10,400

Net income (loss)
Offshore energy support	$2,700	$(5,113)
Marine transportation services	8,969	6,167
Towing	2,185	1,727
General corporate	(2,674)	2,869

Total	$11,180	$5,650

Geographic revenue
Americas (2)	$61,189	$50,682
Foreign West Africa	21,125	22,246
Middle East	7,882	5,838
Southeast Asia	5,385	3,768

Consolidated geographic revenue	$95,581	$82,534

(1)	Eliminations of intersegment towing revenue and intersegment marine transportation operating expenses.
(2)	Americas consist of vessels operating in the United States, the Gulf of Mexico, South America and the Caribbean.

7. Commitments and Contingencies

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

     The Company was sued by Maritime Transport Development Corporation (“MTDC”) in January 2002 in Florida state court in Broward County alleging broker commissions due since 1998 from charters on three of its vessels, the Seabulk Magnachem, Seabulk Challenger and Seabulk Pride, under an alleged broker commission agreement. MTDC was controlled by the founders of our predecessor company. The claim allegedly continues to accrue. The amount alleged to be due is over $800,000, but is subject to offset claims and defenses by the Company. The Company is vigorously defending such charges, but the Company cannot predict the ultimate outcome.

     As of February 20, 2004, the Company switched its mutual protection and indemnity (“P&I”) marine insurance policies from Steamship Mutual (“Steamship”) to West of England Association (“West of England”). Under the Company’s P&I policies, the Company could be liable for additional premiums to cover investment losses and reserve shortfalls experienced by its marine insurance clubs; however, additional premiums can only be assessed for open policy years. Steamship and West of England close a policy year three years after the policy year has ended. Completed policy years 2002 and 2003 are still open for Steamship and policy year 2004 is open for West of England. There have been no additional premiums assessed for these policy years and the Company believes it is unlikely that additional premiums for those policy years will be assessed. The Company will record a liability for any such additional premiums if and when they are assessed and the amount can be reasonably estimated.

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

     P&I insurance premiums were approximately $2.1 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s hull and machinery insurance renewed in October 2004. Additionally, the Company maintains high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions.

     From time to time, the Company is party to personal injury and property damage claims litigation arising in the ordinary course of our business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and self-insured retentions.

8. Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS No. 123. Under APB No. 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise prices of the option and the fair market value of the Company’s common stock at the date of grant recognized over the vesting period.

     The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company’s stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company’s net income would have decreased to the pro forma amounts presented below:

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$11,180	$5,650

Stock-based compensation expense determined under the fair value method	(447)	(376)

Pro forma net income	$10,733	$5,274

Net income per common share:
Basic-as reported	$0.48	$0.24

Basic-pro forma	$0.46	$0.23

Diluted-as reported	$0.46	$0.24

Diluted-pro forma	$0.44	$0.22

     Effective October 14, 2004, the Company amended the stock option agreements for all of the vested and unvested awards, whereby the option exercise period was extended from 12 months to 36 months in the event of termination within two years of a change in control, as defined in the plan. In accordance with FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, the amendment to the agreements is considered a modification of the award and accordingly the intrinsic value of the option award shall be measured at the date of the modification and any intrinsic value in excess of the amount measured at the original measurement date shall be recognized as compensation cost if the separation event occurs. As of December 31, 2004 the intrinsic value in excess of the amount measured at the original measurement date was $4.1 million and, if a separation event occurred within two years of a change in control, would be recognized as compensation expense in the accompanying condensed consolidated statement of operations.

9. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires companies to expense in their consolidated statements of operations the estimated fair value of employee stock options and similar awards. The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to or greater that the Company’s common stock market price on the date of the grant. The Company will adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for unvested stock-based awards will be recognized over the remaining vesting period. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of SFAS No. 123R and additional option grants expected to be made in the future, the pro forma disclosure discussed previously may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future consolidated financial statements. In April 2005, the FASB delayed the implementation of SFAS No. 123R from the next reporting period beginning after June 15, 2005 until the beginning of the Company’s next fiscal year. The Company is in the process of determining the impact adopting SFAS No. 123R will have on its consolidated financial position and consolidated results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB No. 29”). APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged, however certain exceptions apply. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position and consolidated results of operations.

10. Supplemental Condensed Consolidated Financial Information

     The Restricted Subsidiaries as to which financial information is included in the tables below are subsidiaries of the Company that are subject to the terms and conditions of the Indenture governing the 2003 Senior Notes. Only certain of the Restricted Subsidiaries (representing the domestic restricted subsidiaries and referred to in the Indenture as the “Guarantor Subsidiaries”), jointly and severally guarantee the 2003 Senior Notes, on a senior unsecured basis. The Non-guarantor Unrestricted Subsidiaries as to which financial information is included in the tables below are the subsidiary entities that own the five U.S.-flag double-hull product tankers which are financed by the U.S. Maritime Administration backed Title XI debt with recourse to the five tankers and the subsidiaries that own them. These entities are designated as “Non-Recourse” or “Unrestricted” subsidiaries under the Indenture and do not guarantee the 2003 Senior Notes.

     Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries under the 2003 Senior Notes is presented below.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of March 31, 2005
		Wholly
		Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$22,955	$986	$7,369	$—	$—	$31,310
Restricted cash	—	—	2,756	27,594	—	30,350
Trade accounts receivable, net	366	18,294	30,046	3,142	—	51,848
Other receivables	1,313	2,257	360	191	—	4,121
Marine operating supplies	(698)	3,178	3,118	2,483	—	8,081
Prepaid expenses and other	1,806	514	1,321	522	—	4,163

Total current assets	25,742	25,229	44,970	33,932	—	129,873

Vessels and equipment, net	54,371	210,543	125,260	206,452	—	596,626
Deferred costs, net	12,902	8,099	13,211	7,764	—	41,976
Investments in affiliates	525,413	—	—	—	(525,413)	—
Due from affiliates	—	50,282	127,080	3,698	(181,060)	—
Other	5,807	712	1,549	13,105	—	21,173

Total assets	$624,235	$294,865	$312,070	$264,951	$(706,473)	$789,648

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$938	$3,003	$6,185	$—	$—	$10,126
Current maturities of long-term debt	3,350	7,067	659	5,353	—	16,429
Current obligations under capital leases	1,108	2,423	—	—	—	3,531
Accrued interest	1,878	161	6	4,220	—	6,265
Accrued liabilities and other	8,265	4,931	19,775	2,362	—	35,333

Total current liabilities	15,539	17,585	26,625	11,935		71,684

Long-term debt	56,688	51,507	14,853	200,666	—	323,714
Senior Notes	148,006	—	—	—	—	148,006
Obligations under capital leases	10,192	17,649	—	—	—	27,841
Due to affiliates	177,536	—	—	—	(177,536)	—
Other liabilities	5,534	238	1,846	45	—	7,663

Total liabilities	413,495	86,979	43,324	212,646	(177,536)	578,908

Commitments and contingencies	—	—	—	—	—	—

Total stockholders’ equity	210,740	207,886	268,746	49,027	(528,937)	210,740

Total liabilities and stockholders’ equity	$624,235	$294,865	$312,070	$264,951	$(706,473)	$789,648

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2004
		Wholly
		Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$8,265	$4,983	$5,701	$—	$—	$18,949
Restricted cash	—	—	2,756	32,925	—	35,681
Trade accounts receivable, net	35	17,797	32,207	5,170	—	55,209
Other receivables	1,003	2,430	204	147	—	3,784
Marine operating supplies	79	2,503	2,700	2,586	—	7,868
Due from affiliates	—	66,330	119,375	3,372	(189,077)	—
Prepaid expenses and other	2,005	285	1,239	98	—	3,627

Total current assets	11,387	94,328	164,182	44,298	(189,077)	125,118

Vessels and equipment, net	46,072	216,200	127,848	208,673	—	598,793
Deferred costs, net	14,546	6,625	15,438	8,444	—	45,053
Investments in affiliates	525,588	14,644	364	82,611	(623,207)	—
Other	7,231	813	1,177	8,603	—	17,824

Total assets	$604,824	$332,610	$309,009	$352,629	$(812,284)	$786,788

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,802	$1,159	$8,957	$—	$—	$14,918
Current maturities of long-term debt	3,799	7,065	436	5,353	—	16,653
Current obligations under capital leases	1,093	2,615	—	—	—	3,708
Accrued interest	4,008	159	5	703		4,875
Due to affiliates	161,144	—	—	—	(161,144)	—
Accrued liabilities and other	8,854	4,676	17,929	3,862	—	35,321

Total current liabilities	183,700	15,674	27,327	9,918	(161,144)	75,475

Long-term debt	57,544	53,275	14,480	200,666	—	325,965
Senior Notes	152,906	—	—	—	—	152,906
Obligations under capital leases	10,476	18,092	—	—	—	28,568
Due to affiliates	—	27,935	—	—	(27,935)	—
Other liabilities	2,851	242	1,740	46	—	4,879

Total liabilities	407,477	115,218	43,547	210,630	(189,079)	587,793

Commitments and contingencies

Total stockholders’ equity	197,347	217,392	265,462	141,999	(623,205)	198,995

Total liabilities and stockholders’ equity	$604,824	$332,610	$309,009	$352,629	$(812,284)	$786,788

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended March 31, 2005
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$11,827	$30,504	$—	$35,240	$18,089	$(79)	$95,581

Vessel and voyage expenses	6,589	15,704	—	18,306	7,407	(79)	47,927
General and administrative	3,473	2,401	—	3,263	431	—	9,568
Depreciation, amortization and drydocking	2,294	5,082	—	6,365	2,779	—	16,520
(Gain) loss on disposal of assets, net	—	(18)	—	148	—	—	130

Income (loss) from operations	(529)	7,335		7,158	7,472		21,436
Other expense	(449)	(2,770)	—	(2,399)	(3,670)	—	(9,288)

Income (loss) before income taxes	(978)	4,565	—	4,759	3,802	—	12,148
Provision for income taxes	(507)	—	—	1,475	—	—	968

Net income (loss)	$(471)	$4,565	$—	$3,284	$3,802	$—	$11,180

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended March 31, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$11,913	$17,345	$3,319	$32,118	$17,928	$(89)	$82,534

Vessel and voyage expenses	6,057	11,851	2,190	18,484	8,414	(89)	46,907
General and administrative	1,852	2,564	210	4,455	344	—	9,425
Depreciation, amortization and drydocking	1,717	3,871	821	6,684	2,697	—	15,790
(Gain) loss on disposal of assets, net	—	(1)	—	13	—	—	12

Income (loss) from operations	2,287	(940)	98	2,482	6,473	—	10,400
Other income (expense)	4,428	(1,900)	(337)	(1,752)	(3,918)	78	(3,401)

Income (loss) before income taxes	6,715	(2,840)	(239)	730	2,555	78	6,999
Provision for income taxes	—	—	—	1,349	—	—	1,349

Net income (loss)	$6,715	$(2,840)	$(239)	$(619)	$2,555	$78	$5,650

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2005
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries(a)
Net cash provided by (used in) operating activities	$24,330	$(3,032)	$—

Investing activities:
Proceeds from sales of vessels and equipment	—	2,050	—
Purchases of vessels and equipment	(8,459)	(610)	—

Net cash (used in) provided by investing activities	(8,459)	1,440	—

Financing activities:
Proceeds from Amended Credit Facility	—	—	—
Payments on Amended Credit Facility	(5,500)	—	—
Proceeds from long-term debt	5,170	33	—
Payments of long-term debt	(525)	(1,799)	—
Payments of Title XI bonds	(450)	—	—
Payments of obligations under capital leases	(269)	(635)	—
Payment of other deferred financing costs	(2)	(4)	—
Proceeds from exercise of stock options	395	—	—
Decrease in restricted cash	—	—	—

Net cash (used in) provided by financing activities	(1,181)	(2,405)	—

Increase (decrease) in cash and cash equivalents	14,690	(3,997)	—
Cash and cash equivalents at beginning of period	8,265	4,983	—

Cash and cash equivalents at end of period	$22,955	$986	$—

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2005
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$1,776	$(5,331)	$—	$17,743

Investing activities:
Proceeds from sales of vessels and equipment	200	—	—	2,250
Purchases of vessels and equipment	(904)	—	—	(9,973)

Net cash (used in) provided by investing activities	(704)		—	(7,723)

Financing activities:
Proceeds from Amended Credit Facility	—	—	—
Payments on Amended Credit Facility	—	—	—	(5,500)
Proceeds from long-term debt	596	—	—	5,799
Payments of long-term debt	—	—	—	(2,324)
Payments of Title XI bonds	—	—	—	(450)
Payments of obligations under capital leases	––	––	––	(904)
Payment of other deferred financing costs	—	—	—	(6)
Proceeds from exercise of stock options	—	—	—	395
Decrease in restricted cash	—	5,331	—	5,331

Net cash (used in) provided by financing activities	596	5,331	—	2,341

Increase (decrease) in cash and cash equivalents	1,668	—	—	12,361
Cash and cash equivalents at beginning of period	5,701	—	—	18,949

Cash and cash equivalents at end of period	$7,369	$—	$—	$31,310

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2004
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash (used in) provided by operating activities	$(16,904)	$13,702	$(271)

Investing activities:
Proceeds from sales of vessels and equipment	—	1	—
Purchases of vessels and equipment	(21)	(62,026)	—

Net cash (used in) provided by investing activities	(21)	(62,025)	—

Financing activities:
Proceeds from Amended Credit Facility	20,000	—	—
Payments of long-term debt	(525)	(318)	—
Proceeds from long-term debt	—	49,600	—
Payments of Title XI bonds	(450)	—	—
Payments of obligations under capital leases	(254)	(611)	—
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	(95)	—	—
Payment of other deferred financing costs	—	(506)	—
Proceeds from the exercise of stock options	167	—	—
Increase in restricted cash	—	—	—

Net cash provided by (used in) financing activities	18,843	48,165	—

Increase (decrease) in cash and cash equivalents	1,918	(158)	(271)
Cash and cash equivalents at beginning of period	217	452	1,030

Cash and cash equivalents at end of period	$2,135	$294	$759

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2004
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$11,321	$3,635	$—	$11,483

Investing activities:
Proceeds from sales of vessels and equipment	600	—	—	601
Purchases of vessels and equipment	(8,975)	(18)	—	(71,040)

Net cash (used in) provided by investing activities	(8,375)	(18)	—	(70,439)

Financing activities:
Proceeds from Amended Credit Facility	—	—	—	20,000
Payments of long-term debt	—	—	—	(843)
Proceeds from long-term debt	—	—	—	49,600
Payments of Title XI bonds	—	—	—	(450)
Payments of obligations under capital leases	—	—	—	(865)
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	—	—	—	(95)
Payment of other deferred financing costs	—	—	—	(506)
Proceeds from the exercise of stock options	––	––	––	167
Increase is restricted cash	––	(3,617)	––	(3,617)

Net cash provided by (used in) financing activities	—	(3,617)	—	63,391

Increase (decrease) in cash and cash equivalents	2,946	—	—	4,435
Cash and cash equivalents at beginning of period	5,700	—	—	7,399

Cash and cash equivalents at end of period	$8,646	$—	$—	$11,834

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.

     The MD&A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the MD&A are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see “Projections and Other Forward-Looking Information” in Item 1 of the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.

Critical Accounting Policies and Estimates

     For general information concerning critical accounting policies as well as estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates” in the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.

Overview of Revenue

     The Company derives its revenue from three main lines of business – offshore energy support, marine transportation, and marine towing. Seabulk Offshore, the Company’s domestic and international offshore energy support business, accounted for approximately 47.4% and 47.9% of Company revenue for the three months ended March 31, 2005 and 2004, respectively. Seabulk Tankers, our tanker business, consists of the Company’s Jones Act U.S.-flag product tanker business, in which it owns nine petroleum and chemical product tankers and leases one chemical product tanker in the domestic coastwise trade. The tanker business also consists of the Company’s two foreign-flag product tankers, which began operations in international trade in March and April 2004. Seabulk Tankers accounted for approximately 40.4% and 40.5% of Company revenue for the three months ended March 31, 2005 and 2004, respectively. Seabulk Towing, the Company’s domestic harbor and offshore towing business, accounted for approximately 12.2% and 11.6% of Company revenue for the three months ended March 31, 2005 and 2004, respectively.

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

     As the Company’s offshore energy support fleet gets older, the Company’s strategy is to look for opportunities to improve its age profile by acquiring higher-value, larger and newer vessels and selling a number of older and smaller vessels, mainly crewboats and vessels approaching the end of their useful lives.

     Periods for collection of receivables in certain foreign areas of operation in the offshore business tend to be longer than is usual for the United States. The Company regularly monitors all such accounts receivable and believes that it has accrued adequate reserves.

     The Company has a newbuild program for selective offshore fleet replacement and enhancement. In 2004, the Company added one vessel to the Brazilian fleet, the Seabulk Brasil; and one vessel to the West African fleet, the Seabulk Advantage. In January 2005, the Company added one vessel to the Brazilian fleet, the Seabulk Angra. The Company also executed contracts in 2004 for two offshore newbuilds for delivery in May and August 2005 to cover contracts in Angola. In addition, in 2004 and in May 2005 the Company signed contracts for a total of eight anchor handling tug supply vessels for delivery in 2006 and 2007.

     In January 2005, the Company took delivery of and began to operate the Seabulk Carmen, a supply boat operating in the U.S. Gulf of Mexico. The transaction to acquire the Seabulk Carmen was a like-kind exchange of assets of equal value and was a tax-free transaction to the Company, in which the Company delivered three older crew boats and one older geophysical vessel in exchange for the Seabulk Carmen.

     In March 2005, the Company sold the Seabulk Veritas, an offshore support vessel operating in the U.S Gulf of Mexico. Proceeds from the sale of the vessel were $200,000. The gain on the sale of the vessel was approximately $45,000.

     In March 2005, the Company sold the Seabulk Neptune, an anchor handling tug operating in West Africa. Proceeds from the sale of the vessel were approximately $200,000. The loss on the sale of the vessel was approximately $148,000.

     In March 2005, the Company delivered the Seabulk Winn, a crew boat operating in the U.S. Gulf of Mexico, and $550,000 in exchange for the C/Crusader, a supply boat, and the assignment of a purchase and sale agreement. The Company subsequently sold the C/Crusader under the terms of the assigned purchase and sale agreement for proceeds of approximately $1.9 million. The transaction was a like-kind exchange of assets of equal value and was a tax-free transaction to the Company.

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

	Q1 2005
	AHTS/	AHT/	Crew/	Other
	Supply	Tugs	Utility

Americas(1)
Vessels (2)	24	—	14	1
Effective Utilization (3)	64%	—	77%	—
Day Rate	$5,518	—	$3,196	—
West Africa
Vessels (2)	29	2	3	1
Effective Utilization (3)	87%	79%	92%	—
Day Rate	$7,564	$7,076	$3,635	—

Middle East
Vessels (2)	8	5	7	4
Effective Utilization (3)	84%	95%	72%	72%
Day Rate	$4,298	$4,686	$1,614	$4,095

Southeast Asia
Vessels (2)	7	—	—	1
Effective Utilization (3)	94%	—	—	—
Day Rate	$6,159	—	—	—

(1)	Americas consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.
(2)	Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3)	Effective utilization excludes laid-up vessels.

	Q1 2004				Q2 2004				Q3 2004				Q4 2004
	AHTS/	AHT/	Crew/	Other	AHTS/	AHT/	Crew/	Other	AHTS/	AHT/	Crew/	Other	AHTS/	AHT/	Crew/	Other
	Supply	Tugs	Utility		Supply	Tugs	Utility		Supply	Tugs	Utility		Supply	Tugs	Utility

Americas(1)
Vessels(2)	21	—	22	2	21	—	21	2	21	—	18	2	22	—	18	2
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1	—	—	—	1
Effective Utilization(3)	43%	—	63%	—	52%	—	67%	—	68%	—	73%	—	69%	—	72%	—
Day Rate	$5,001	—	$2,410	—	$4,879	—	$2,442	—	$4,768	—	$2,705	—	$5,421	—	$2,958	—

West Africa
Vessels(2)	33	4	3	—	33	4	3	—	33	4	3	—	32	2	3	1
Effective Utilization(3)	82%	86%	98%	—	83%	75%	94%	—	78%	67%	93%	—	77%	70%	84%	—
Day Rate	$7,281	$6,193	$3,413	—	$7,350	$6,831	$3,524	—	$7,300	$6,196	$3,620	—	$7,574	$6,329	$3,664	—

Middle East
Vessels(2)	6	5	7	5	6	5	7	4	6	5	7	4	6	5	7	4
Effective Utilization(3)	89%	80%	79%	43%	97%	84%	92%	78%	83%	75%	93%	95%	86%	64%	80%	99%
Day Rate	$3,750	$4,565	$1,740	$3,966	$3,880	$4,739	$1,712	$5,043	$3,827	$4,951	$1,659	$4,804	$3,782	$5,388	$1,580	$4,733

Southeast Asia
Vessels(2)	8	—	—	1	7	—	—	1	7	—	—	1	7	—	—	1
Effective Utilization(3)	66%	—	—	—	77%	—	—	—	88%	—	—	—	93%	—	—	—
Day Rate	$5,422	—	—	—	$5,388	—	—	—	$5,400	—	—	—	$5,327	—	—	—

(1)	Americas consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.
(2)	Held-for-sale and bareboat-out vessels are excluded from the vessel count.
(3)	Effective utilization excludes laid-up vessels.

     Offshore energy support revenue in the Americas for the three months ended March 31, 2005 increased by 41.7% over the same period in 2004. Gulf of Mexico revenue increased from the prior year due to improvement in natural gas and crude oil drilling activity due to higher commodity prices and strong energy demand, which resulted in higher rates and utilization. However, with a current shortage of additional rigs available for employment, future upside may be limited as boat demand is essentially capped in the shallow water Gulf of Mexico where the Company operates. As a result of the cycles in the Gulf of Mexico, the Company continues to explore charter opportunities in Mexico and Brazil, which remain active markets. The Seabulk Brasil, which began operations in Brazil in November 2004, underwent modifications for a part of the first quarter 2005 in preparation for her two year term charter, and now continues to produce high revenues. Revenues are expected to increase in the Americas region as the Seabulk Angra begins full operation in Brazil in the second quarter of 2005 after also undergoing modifications for a similar time charter.

     International offshore revenues for the three months ended March 31, 2005 increased by approximately 8.0% over the same period in 2004. International vessel demand is primarily driven by crude oil exploration and production. During the first quarter of 2005, crude oil prices and demand remained high. The West African market continues to benefit from a tight market driven by strong exploration and production activity coupled with larger vessels moving out of the region and repatriating back to the North Sea. Day rates continued to improve with almost all available vessels fully utilized. In the Middle East and Southeast Asia, the Company experienced higher rates and utilization in comparison to the prior year. The Company’s Middle East region has increased its presence in India to five vessels, which resulted in higher revenues. Revenue increased for the Company’s Southeast Asia operations primarily due to a strong Vietnamese market.

Seabulk Tankers

     Revenue from the Company’s marine transportation services business is derived from the operations of nine U.S.-flag tankers carrying petroleum, crude oil, and chemical products in the U.S. Jones Act trade, one in U.S. foreign commerce and two foreign-flag tankers in foreign trade.

     The Company’s U.S.-flag product tanker fleet operates on long-term time charters, consecutive voyage charters and contracts of affreightment. The Company currently has seven tankers operating under time charters, one under a consecutive voyage charter, and two under contracts of affreightment. The two foreign-flag tankers have been placed in an international product tanker pool.

     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product carriers:

	Three Months Ended March 31,
	2005	2004
Number of vessels operated at end of period	12	12
Revenue (in thousands)	$38,659	$33,462

     Tanker revenue increased by 15.5% in the first quarter of 2005 as a result of adding the two foreign-flag tankers to the Company’s fleet at the end of March 2004.

     U.S.-Flag Tankers. Demand for the Company’s ten Jones Act product carriers is dependent on several factors, including production and refining levels in the United States, domestic consumer and industrial consumption of petroleum products and chemicals, and competition from foreign imports. The Company owned nine U.S.-flag tankers and operated a tenth under a bareboat charter at March 31, 2005. Five of the petroleum product tankers are double-hull, state-of-the-art vessels, of which two have chemical-carrying capability. The Company’s Jones Act fleet is benefiting from higher energy demand and a tightening domestic tanker market, although increased competition from imported products has had a moderating effect on Jones Act tanker rates. One of the Company’s single-hull vessels is scheduled for retirement in 2007, one in 2008, two in 2011, and one in 2015. None of the five U.S.-flag double-hull tankers has an OPA 90 restriction.

     Foreign-Flag Tankers. The international product tanker market is highly cyclical and dependent upon the worldwide demand for refined products. Surging demand from China and an increase in U.S. petroleum product imports have favorably impacted international tanker rates, which are currently high by historical standards. The Company’s two double-hull foreign-flag carriers are benefiting from the current high rates. Neither of them has a regulatory restriction.

Seabulk Towing

     Revenue derived from the Company’s tug operations is primarily a function of the rates charged for their services, the volume of vessel traffic requiring docking and other ship-assist services, competition and the number of tugs available to provide services. Vessel traffic is largely a function of the general trade activity in the region served by the port.

     The following table summarizes certain operating information for the Company’s tugs:

	Three Months Ended March 31,
	2005	2004
Number of tugs at end of period	26	26
Revenue (in thousands)	$11,654	$9,578

     Towing revenue increased by 21.7% due to increased vessel traffic in certain of the Company’s ports, higher rates and improved utilization.

Overview of Vessel and Voyage Expenses and Capital Expenditures

     The Company’s vessel and voyage expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. For general information concerning these categories of vessel and voyage expenses as well as capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Overview of Operating Expenses and Capital Expenditures” in Item 7 of the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.

Results of Operations

     The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

	Three Months Ended March 31,
	2005		2004
		($’s in millions)
Revenue	$95.6	100%	$82.5	100%
Vessel and voyage expenses	47.9	50%	46.9	57%
General and administrative	9.7	10%	9.4	11%
Depreciation, amortization, drydocking and Other	16.5	17%	15.8	19%
Loss on disposal of assets, net	0.1	0%	—	0%

Income from operations	$21.4	23%	$10.4	13%

Interest expense, net	$9.3	10%	$8.0	10%

Other income (expense), net	$—	0%	$4.6	6%

Income before provision for income taxes	$12.1	13%	$7.0	8%

Net income	$11.2	12%	$5.7	7%

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

     Revenue. Revenue during the first quarter of 2005 increased 15.8% from $82.5 million to $95.6 million versus the comparable period in 2004. The increase primarily reflects higher revenue from the Company’s marine transportation and offshore energy support segments and, to a lesser extent, higher towing revenue.

     Offshore revenue during the first quarter of 2005 increased 14.6% from $39.6 million to $45.3 million versus the comparable period in 2004. The increase reflects increases in rates and utilization for the Americas (including additions to the Brazil fleet), Middle East and Southeast Asia regions.

     Marine transportation revenue during the first quarter of 2005 increased 15.5% from $33.5 million to $38.7 million versus the comparable period in 2004. The increase primarily reflects the operation of the two new foreign-flag tankers which entered service at the end of March 2004.

     Towing revenue during the first quarter of 2005 increased 21.7% from $9.6 million to $11.6 million versus the comparable period in 2004. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher rates, improved utilization of the Company’s tug fleet, and additional offshore towing jobs.

     Vessel and Voyage Expenses. Vessel and voyage expenses during the first quarter of 2005 increased 2.2% from $46.9 million to $47.9 million versus the comparable period in 2004. Higher charter hire expenses due to increased activity in Southeast Asia, the Middle East and outside harbor towing were offset by a decrease in maintenance and repair expenses due to the sale of a number of older vessels in the Gulf of Mexico and West Africa.

     General and Administrative. General and administrative expenses during the first quarter of 2005 remained substantially the same at $9.6 million versus $9.4 million in the comparable period in 2004.

     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the first quarter of 2005 increased 4.6% from $15.8 million to $16.5 million versus the comparable period in 2004. The increase was primarily due to the addition of the two foreign-flag product tankers added in March 2004 offset by a reduction in the total number of vessels as the Company continued selling its older and smaller offshore units.

     Loss on Disposal of Assets, Net. Loss on disposal of assets during the first quarter of 2005 increased to a loss of $0.1 million from $12,000 in the comparable period of 2004. The number of vessels sold or exchanged increased to seven for the three months ended March 31, 2005 compared to one for the same period in 2004.

     Net Interest Expense. Net interest expense during the first quarter of 2005 increased 16.0% from $8.0 million to $9.3 million versus the comparable period in 2004. The increase is due to increased debt related to the purchase of the two new foreign-flag tankers, which entered service in late March 2004, and to an overall increase in the Company’s variable borrowing rates.

     Other Income (Expense), Net. Other income (expense), net during the first quarter of 2005 decreased to $0.0 million from income of $4.6 million in the comparable period in 2004. The decrease is due to the proceeds from the Company’s settlement of litigation, in which it received a total of $4.5 million from two of its suppliers in March 2004.

Liquidity and Capital Resources

     As of March 31, 2005, the Company had cash on hand of $31.3 million and working capital of approximately $58.2 million, which includes $30.4 million in restricted cash. The Company’s main sources of liquidity are cash from operations, borrowings under its amended credit facility, and proceeds from the sale of vessels with marginal operating performance. As of March 31, 2005, cash from operations totaled $17.7 million, which was $6.3 million more than in the same period in 2004. Additionally, the Company received $2.3 million from the sale of vessels during the first quarter of 2005. As of March 31, 2005, availability under our Amended Credit Facility was approximately $2.6 million. While the Company believes cash from operations will continue to be a meaningful source of liquidity, factors that can affect our operating earnings and liquidity are discussed further under “Additional Business and Corporate Risk Factors” in Part 1, Item 1 of the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1. The Company relies on external financing to fund a substantial portion of the purchase price of new vessels to its fleet. The Company believes it will obtain commitments from various lenders to fund at least 80% of the cost of vessels it has contracted to purchase.

     Long-Term Debt. Long-term debt, including capital leases and current maturities, consisted of the following (in millions):

	Outstanding	Outstanding
	Balance	Balance
	as of	as of		Interest Rate
	March 31,	December 31,		as of
Facility	2005	2004	Maturity	May 1, 2005
2003 Senior Notes	$148.0	$152.9	2013	9.50%(a)
Amended Credit Facility	43.0	48.5	2008	7.13%
Title XI financing bonds	208.5	209.0	2006 to 2024	5.86% to 8.85%
Other notes payable	88.6	85.1	2006 to 2011	4.00% to 8.50%
Capital leases	31.4	32.3	2005 to 2013	5.57% to 10.00%

Total	$519.5	$527.8

(a) The Company effectively converted the interest rate on its outstanding 2003 Senior Notes to a floating rate based on LIBOR. Pursuant to our interest rate swap agreement, the effective floating interest rate is 7.88% as of May 1, 2005.

     In addition to the Amended Credit Facility balance of approximately $43.0 million, there are $22.4 million in outstanding letters of credit as of March 31, 2005. The Company is subject to semi-annual reductions on the Amended Credit Facility each February and August with the final payment due in August 2008.

     Material Changes in Contractual Obligations. On March 4, 2005, the Company made the final principal redemption on the United States Government Guarantee Ship Financing Bonds, Hull 2318 Issue, 10.10% Sinking Fund Bonds, Series C, issued in connection with the Title XI financing on its U.S.-flag product tanker, Seabulk Trader (ex: HMI Dynachem). Accordingly, all of the Shipowner’s issued and outstanding United States Government Guarantee Ship Financing Bonds, Hull 2318 Issue, comprised on Sinking Fund Bond Series A, Series B, and Dynachem Series B (which were previously retired or paid) and Series C, have been retired or paid within the meaning of the indenture between the Shipowner’s predecessor, Ogden Clover Transport, Inc. and Citibank, N.A., as Trustee, effective March 4, 2005; and each and every guarantee, as that term is defined in Schedule A to the Indenture, has been released and is of no further force and effect.

     Capital Requirements. The Company’s capital requirements arise primarily from its need to service debt, fund working capital, maintain and improve its vessels, and make vessel acquisitions.

     During the first quarter of 2005, the Company incurred $13.9 million in capital improvements for drydocking costs, capital expenditures and newbuild vessels. Of this amount, approximately $3.9 million was expended for drydockings, approximately $9.3 million for five offshore newbuild vessels, $0.1 million for capital expenditures and $0.6 million on the exchange for the C/Crusader.

     Management expects to continue implementation of the initiative to sell unprofitable vessels in an effort to improve profitability and liquidity.

     The Company’s expected remaining 2005 capital requirements are $26.1 million for drydocking costs and $17.9 million for newbuild vessels. The Company expects that cash flow from operations will continue to be a significant source of funds for its working capital and capital requirements.

     The Company’s Amended Credit Facility contains certain restrictive financial covenants that, among other things, require minimum levels of EBITDA and tangible net worth. The Company was in compliance with all such covenants as of March 31, 2005.

     The Company is in compliance with the financial covenants of the 2003 Senior Notes as of March 31, 2005. The 2003 Senior Notes require the Company to make payments of interest only. Based on current financial projections, the Company expects to be in compliance through the balance of 2005.

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

     Cash Flows. Net cash provided by operating activities totaled $17.7 million for the three months ended March 31, 2005 compared to $11.5 million for the same period in 2004. The increase in cash provided by operating activities was primarily a result of increased net income. In addition, the Company deposited $4.5 million in the Title XI reserve fund with the U.S. Maritime Administration in March 2005 for its five double-hull Jones Act product tankers. The corresponding amount in 2004 of $4.7 million was deposited in March 2004.

     Net cash used in investing activities was $7.7 million for the three months ended March 31, 2005 compared to $70.4 million for the same period in 2004. The decrease in cash used in investing activities was due primarily to the purchase of the two foreign-flag product tankers in 2004 for approximately $62.0 million.

     Net cash provided by financing activities for the three months ended March 31, 2005 was $2.3 million compared to $64.0 million for the same period in 2004. The decrease in cash provided by financing activities in 2005 is mainly attributable to additional financing related to the purchase of the Seabulk Reliant and Seabulk Trust, the Company’s two foreign-flag product tankers, which occurred in March 2004.

Effects of Inflation

     The rate of inflation has not had a material impact on our operations. Moreover, if inflation remains at its recent levels, it is not expected to have a material impact on our operations for the foreseeable future.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, which requires companies to expense in their consolidated statements of operations the estimated fair value of employee stock options and similar awards. The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to or greater that the Company’s common stock market price on the date of the grant. The Company will adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for unvested stock-based awards will be recognized over the remaining vesting period. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of SFAS No. 123R and additional option grants expected to be made in the future, the pro forma disclosure discussed previously may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future consolidated financial statements. In April 2005, the FASB delayed the implementation of SFAS No. 123R from the next reporting period beginning after June 15, 2005 until the beginning of the Company’s next fiscal year. The Company is in the process of determining the impact adopting SFAS No. 123R will have on its consolidated financial position and consolidated results of operations.

     In December 2004, the FASB issued SFAS No. 153, an amendment of APB No. 29. APB No. 129 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged; however, certain exceptions apply. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial position and consolidated results of operations.

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

     On March 30, 2005, the U. S. District Court for the Northern District of California found that the Environmental Protection Agency (“EPA”) should not have exempted ballast water discharges in U. S. territorial waters from the rules under the National Pollutant Discharge Elimination System established under the U.S. Clean Water Act. The decision may affect the way product tankers and other vessels in the maritime transportation industry, including Seabulk Tankers, discharge ballast water from ships. This is an industry issue being reviewed by the EPA, the marine industry, environmental groups, and Congress. It is possible that final resolution of this issue will involve higher operating costs for the industry, including Seabulk Tankers.

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

     The interest rate swap was valued as a liability of ($2.0) million as of March 31, 2005 a decrease of $4.9 million from an asset of $2.9 million as of December 31, 2004 and is included in other liabilities with an offsetting decrease in the 2003 Senior Notes in the accompanying condensed consolidated balance sheets. The Company expects the fair value of the interest rate swap to change in accordance with the movement in the underlying LIBOR rate.

     In connection with the 2003 Senior Notes offering, the Company amended and restated its existing credit facility. The Amended Credit Facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity. The interest rate as of March 31, 2005 was 6.88%. A hypothetical 2.0% increase in the interest rate on the outstanding borrowings of $65.4 million including outstanding letters of credit of $22.4 million, as of March 31, 2005, would cause the Company’s interest expense to increase on average approximately $1.3 million per year over the terms of the Amended Credit Facility, with a corresponding decrease in income before taxes.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     For information concerning certain legal proceedings see Note 7 of the condensed consolidated financial statements included herein.

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

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed (other than information reported pursuant to Item 9, which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended March 31, 2004:

1.	The Company filed a Current Report on Form 8-K dated January 24, 2005. Items 1 and 9 were reported and no financial statements were filed.

2.	The Company filed a Current Report on Form 8-K dated February 1, 2005. Items 7 and 9 were reported and no financial statements were filed.

3.	The Company filed a Current Report on Form 8-K dated March 3, 2005. Items 2, 7 and 9 were reported and no financial statements were filed.

4.	The Company filed a Current Report on Form 8-K dated March 7, 2005. Item 1 was reported and no financial statements were filed.

5.	The Company filed a Current Report on Form 8-K dated March 17, 2005. Items 1 and 9 were reported and no financial statements were filed.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEABULK INTERNATIONAL, INC.

/s/ MICHAEL J. PELLICCI
Michael J. Pellicci
Senior Vice President – Finance & Planning,
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 13, 2005