Form 10-Q
period 2005-06-30
SEABULK INTERNATIONAL INC
filed 2005-08-09
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File Number: 0-28732
SEABULK INTERNATIONAL, INC.

State of Incorporation: Delaware	I.R.S. Employer I.D.: 65-0966399
Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     YES  ☑  NO  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐  NO  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      YES  ☑  NO  ☐
There were 100 shares of Common Stock, par value $0.01 per share, outstanding at August 8, 2005.
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

SEABULK INTERNATIONAL, INC.
FORM 10-Q

Item	Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4. Controls and Procedures	27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 2. Changes in Securities and Use of Proceeds	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	28

Signature	30

Certifications	31
Fourth Supplemental Credit Agreement
Fourth Supplemental Subsidiary Guarantee Agreement
Fifth Supplemental Credit Agreement
Fifth Supplemental Subsidiary Guarantee Agreement
Amend No. 4 to Executive Employment Agreement
Amend No. 5 to Executive Employment Agreement
Amend No. 1 to Executive Defferred Compensation Plan
Amend No.1 to Stock Option Plan for Directors
Specimen of Amend No. 2 - Non-Qualified Stock Option
Amend No1 to Amended & Restated Equity Ownership Plan
Specimen of Amend No.2 to Severance Agreement
Section 302 Certification of Principal Executive Officer
Section 302 Certification of Principal Financial Officer
Section 906 Certification of Principal Executive Officer
Section 906 Certification of Principal Financial Officer
As used in this Report, the term “Parent” means Seabulk International, Inc., and the term “Company” means the Parent and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Seabulk International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except par value data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$27,442	$18,949
Restricted cash	32,258	35,681
Trade accounts receivable, net of allowance for doubtful accounts of $6,854 and $5,649 in 2005 and 2004, respectively	51,437	55,209
Other receivables	3,774	3,784
Marine operating supplies	7,668	7,868
Prepaid expenses and other	3,929	3,627

Total current assets	126,508	125,118

Vessels and equipment, net	590,943	598,793
Deferred costs, net	40,493	45,053
Other	26,318	17,824

Total assets	$784,262	$786,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,858	$14,918
Current maturities of long-term debt	15,661	16,653
Current obligations under capital leases	3,354	3,708
Accrued interest	5,633	4,875
Accrued liabilities and other	33,962	35,321

Total current liabilities	68,468	75,475

Long-term debt	309,353	325,965
Senior notes	154,219	152,906
Obligations under capital leases	27,097	28,568
Other liabilities	6,150	4,879

Total liabilities	565,287	587,793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value-authorized 5,000; issued and outstanding, none	—	—
Common stock-$.01 par value, authorized 40,000 shares; 23,436 and 23,446 shares issued and outstanding in 2005 and 2004, respectively	234	234
Additional paid-in capital	261,799	259,843
Accumulated other comprehensive income	—	55
Unearned compensation	(1,880)	(758)
Accumulated deficit	(41,178)	(60,379)

Total stockholders’ equity	218,975	198,995

Total liabilities and stockholders’ equity	$784,262	$786,788

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$96,687	$87,203	$192,268	$169,737
Vessel and voyage expenses:
Crew payroll and benefits	23,072	21,697	45,672	44,278
Charter hire	4,375	3,944	9,267	7,531
Repairs and maintenance	5,760	7,974	10,405	14,172
Insurance	3,324	3,704	6,505	6,324
Fuel and consumables	7,073	7,795	14,356	14,810
Port charges and other	6,222	5,080	11,548	9,986

	49,826	50,194	97,753	97,101
General and administrative	12,041	9,323	21,609	18,748
Depreciation, amortization and drydocking	16,577	17,127	33,097	32,917
Gain on disposal of assets, net	(453)	(1,989)	(323)	(1,977)

Income from operations	18,696	12,548	40,132	22,948
Other income (expense):
Interest expense	(9,259)	(8,375)	(18,685)	(16,444)
Interest income	167	52	313	118
Minority interest in (gains) losses of subsidiaries	—	(20)	—	58
Other, net	41	52	33	4,576

Total other expense, net	(9,051)	(8,291)	(18,339)	(11,692)

Income before provision for income taxes	9,645	4,257	21,793	11,256
Provision for income taxes	1,624	1,536	2,592	2,885

Net income	$8,021	$2,721	$19,201	$8,371

Net income per common share:
Net income per common share — basic	$0.34	$0.12	$0.82	$0.36

Net income per common share — diluted	$0.33	$0.12	$0.79	$0.35

Weighted average common shares outstanding — basic	23,366	23,261	23,347	23,255

Weighted average common shares outstanding — diluted	24,527	23,598	24,400	23,696

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$19,201	$8,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of vessels and equipment	19,928	20,222
Expenditures for drydocking	(9,457)	(10,473)
Amortization of drydocking costs	13,169	12,695
Amortization of discount on long-term debt and financing costs	825	857
Amortization of unearned compensation	388	—
Provision for bad debts	1,405	1,631
Gain on disposal of assets, net	(323)	(1,977)
Minority interest in losses of subsidiaries	—	(58)
Other	—	119
Changes in operating assets and liabilities:
Trade accounts and other receivables	2,377	575
Other current and long-term assets	(7,546)	(4,172)
Accounts payable and other liabilities	(4,387)	(6,695)

Net cash provided by operating activities	35,580	21,095

Investing activities:
Proceeds from disposals of assets	5,128	3,145
Purchases of vessels and equipment	(16,641)	(83,533)
Investment in Joint Venture	—	(240)

Net cash used in investing activities	(11,513)	(80,628)

Financing activities:
Proceeds from Amended Credit Facility	—	20,000
Payments on Amended Credit Facility	(15,500)	—
Proceeds from long-term debt	8,130	49,600
Payments of long-term debt	(4,654)	(3,166)
Payments of Title XI bonds	(5,580)	(3,535)
Payments of obligations under capital leases	(1,825)	(1,725)
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	—	(285)
Payments of other deferred financing costs	(14)	(683)
Proceeds from exercise of stock options	446	167
Decrease in restricted cash	3,423	2,043

Net cash (used in) provided by financing activities	(15,574)	62,416

Change in cash and cash equivalents	8,493	2,883
Cash and cash equivalents at beginning of period	18,949	7,399

Cash and cash equivalents at end of period	$27,442	$10,282

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap	$1,313	$(3,478)

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2005 (Unaudited)
1. Organization and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004. For the six months ended June 30, 2005 and 2004, the Company’s components of comprehensive income include net income and a foreign currency forward contract for approximately $55,000 and $84,000, respectively. As of June 30, 2005, the foreign currency forward contract was expired.
2. Merger
     On March 16, 2005, SEACOR Holdings Inc., a Delaware corporation (“SEACOR”), entered into a merger agreement (the “Merger Agreement”) with Seabulk International, Inc., a Delaware corporation (“Seabulk” or the “Company”), SBLK Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of SEACOR (“Merger Sub”) and CORBULK LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of SEACOR (“LLC”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger Sub will merge with and into Seabulk, with Seabulk continuing as the surviving corporation and a direct, wholly owned subsidiary of SEACOR (the “Merger”). As part of the transaction, entities associated with DLJ Merchant Banking Partners III, L.P. and Carlyle/Riverstone Global Energy and Power Fund I, L.P., who collectively owned approximately 75% of Seabulk’s common shares, entered into an agreement to support the transaction.
     The merger was approved by the stockholders of the Company and SEACOR, and customary conditions, including regulatory approvals, were satisfied. The effective time and completion date of the Merger was July 1, 2005. At such time, Seabulk stockholders were entitled to receive in exchange for each issued and outstanding share of Seabulk common stock (i) $4.00 in cash and (ii) 0.2694 shares of SEACOR common stock. Based on SEACOR’s closing price of $64.30 on June 30, 2005, the Company’s stockholders received approximately $21.32 in SEACOR stock and cash for each share of the Company’s stock. The Company’s stock ceased trading at the close of business on June 30, 2005 and the Company began operating as a wholly owned subsidiary of SEACOR beginning July 1, 2005. All outstanding Seabulk stock options are being assumed by SEACOR. Each such option for Seabulk common stock is exercisable for SEACOR common stock under the exchange ratio, plus the cash component.

3. Vessel Purchases and Operations
     During the three months ended March 31, 2005, the Company took delivery of and began to operate two offshore vessels. The transaction to acquire one of the offshore vessels was a like-kind exchange of assets of equal value and was a tax-free transaction to the Company, in which the Company delivered four offshore vessels in exchange for one offshore vessel.
     Additionally, during the three months ended March 31, 2005, the Company sold two offshore vessels and exchanged a third and $550,000 for another offshore vessel and the assignment of a purchase and sale agreement. The Company subsequently sold the offshore vessel under the terms of the assigned purchase and sale agreement. The transaction was a like-kind exchange of assets of equal value and was a tax free-transaction to the Company. Proceeds from the sales of the vessels were approximately $2.3 million and the net loss on the sales of the vessels was approximately $103,000.
     During the three months ended June 30, 2005, the Company sold four offshore vessels. Proceeds from the sales of the vessels were approximately $2.9 million and the net gain on the sales of the vessels was approximately 449,000.
     Management continues to implement its initiative to sell unprofitable vessels and add newer more efficient vessels to its fleet in an effort to improve profitability and liquidity.
     In June 2005, the Company sold the Seabulk Freedom, a special purpose maintenance vessel operating in Southeast Asia to an unrelated third party (the “Buying Entity”) for the purpose of establishing a presence in the Malaysian market. The Company delivered the vessel, with a carrying value of approximately $0.7 million, as of June 30, 2005, in exchange for a $3.5 million note receivable and a ship management agreement from the Buying Entity. The ship management agreement stipulates that the Company is responsible for any operating deficits and capital improvements and calls for the note receivable plus accrued interest to be paid from the vessel revenues in excess of operating costs, management fees and commissions. The Buying Entity subsequently placed the vessel under the

Malaysia flag and began a charter in Malaysia on June 30, 2005. Based on the terms of the sale and the ship management agreement, the Company determined the Buying Entity is a variable interest entity as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (“FIN No. 46(R)”). Therefore, in accordance with FIN No. 46(R), the Company is required to consolidate the financial position and results of operations of the Buying Entity and is precluded from recording a gain on the sale of the vessel. The accompanying condensed consolidated financial statements include the financial position and results of operations of the Buying Entity in accordance with FIN No. 46(R).
     In May 2005, the Company exercised existing options at Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of four additional anchor handling tug supply vessels for its international offshore fleet, bringing the total number of vessels under construction to eight. The total remaining commitment, as of June 30, 2005, for the eight vessel package is approximately $81.9 million. The vessels have various delivery dates beginning in early 2006 through early 2007.
4. Income Taxes
     The current provision for income taxes for the three and six-month periods ended June 30, 2005 and 2004 represents expected tax obligations on foreign-source revenue. For the three and six months ended June 30, 2005 and 2004, a domestic tax provision was computed using an estimated annual effective tax rate of 35%. A corresponding reduction in the valuation allowance was recorded resulting in no net domestic provision. Management has recorded a valuation allowance at June 30, 2005 and 2004 to reduce the net deferred tax assets to an amount that is likely to be realized. After application of the valuation allowance, the net deferred tax assets are zero.
5. Net Income per Common Share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$8,021	$2,721	$19,201	$8,371

Denominator for basic net income per share-weighted average shares	23,366	23,261	23,347	23,255

Effects of dilutive securities:
Stock options	845	139	768	238
Warrants	155	159	156	159
Restricted shares	161	39	129	44

Dilutive potential common shares	1,161	337	1,053	441

Denominator for diluted net income per share-adjusted weighted average shares and assumed conversions	24,527	23,598	24,400	23,696

Net income per share — basic	$0.34	$0.12	$0.82	$0.36

Net income per share — diluted	$0.33	$0.12	$0.79	$0.35

     The weighted average diluted common shares outstanding for the three and six months ended June 30, 2004 excludes 344,000 options as these common stock equivalents are antidilutive.

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
Marine Transportation Services (Seabulk Tankers) — Marine transportation services includes 10 U.S.-flag product tankers and two foreign-flag product tankers. The U.S.-flag oceangoing vessels are used to transport petroleum, chemicals, and crude products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf Coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific Coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific Coast and Hawaiian ports. One U.S.-flag vessel and the two foreign-flag vessels operate in the foreign trade.
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
     Revenue by segment and geographic area consists only of services provided to external customers as reported in the condensed consolidated statements of operations. Income from operations by geographic area represents net revenue less applicable costs and expenses related to that revenue.

     The following schedule presents segment and geographic information about the Company’s operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Offshore energy support	$48,843	$41,173	$94,190	$80,756
Marine transportation services	37,062	36,408	75,721	69,870
Towing	10,894	9,759	22,548	19,337
Eliminations(1)	(112)	(137)	(191)	(226)

Total	$96,687	$87,203	$192,268	$169,737

Vessel and voyage expenses
Offshore energy support	$24,887	$25,595	$49,216	$50,800
Marine transportation services	18,720	18,495	36,281	35,348
Towing	6,331	6,241	12,447	11,179
Eliminations(1)	(112)	(137)	(191)	(226)

Total	$49,826	$50,194	$97,753	$97,101

Depreciation, amortization and drydocking
Offshore energy support	$8,937	$9,746	$17,779	$19,291
Marine transportation services	6,485	6,390	13,080	11,684
Towing	1,083	923	2,095	1,808
General corporate	72	68	143	134

Total	$16,577	$17,127	$33,097	$32,917

Income (loss) from operations
Offshore energy support	$10,752	$3,356	$18,669	$2,454
Marine transportation services	11,000	10,678	24,637	21,123
Towing	2,204	1,464	5,281	3,958
General corporate	(5,260)	(2,950)	(8,455)	(4,587)

Total	$18,696	$12,548	$40,132	$22,948

Net income (loss)
Offshore energy support	$5,447	$(964)	$8,147	$(6,077)
Marine transportation services	6,385	5,989	15,354	12,156
Towing	1,418	689	3,603	2,416
General corporate	(5,229)	(2,993)	(7,903)	(124)

Total	$8,021	$2,721	$19,201	$8,371

Geographic revenue
Americas (2)	$62,403	$54,489	$123,592	$105,170
Foreign
West Africa	21,669	21,793	42,794	44,039
Middle East	7,438	7,367	15,320	13,206
Southeast Asia	5,177	3,554	10,562	7,322

Consolidated geographic revenue	$96,687	$87,203	$192,268	$169,737

(1)	Eliminations of intersegment towing revenue and intersegment marine transportation vessel and voyage expenses.

(2)	Americas consist of vessels operating in the United States, the Gulf of Mexico, South America and the Caribbean.

7. Commitments and Contingencies
     Under United States law, “United States persons” are prohibited from business activities and contracts in certain countries, including Sudan and Iran. Relating to the prohibitions, the Company has filed three reports with and submitted documents to the Office of Foreign Asset Control (“OFAC”) of the U.S. Department of Treasury. One of the reports was also filed with the Bureau of Export Administration of the U.S. Department of Commerce. The reports and documents related to certain limited charters with third parties involving three of the Company’s vessels which called in Sudan for several months in 1999 and January 2000, and charters with third parties involving several of the Company’s vessels which called in Iran in 1998. In March 2003, the Company received notification from OFAC that the case has been referred to its Civil Penalties Division. Should OFAC determine that these activities constituted violations of the laws or regulations, civil penalties, including fines, could be assessed against the Company and/or certain individuals who knowingly participated in such activities. The Company cannot predict the extent of such penalties; however, management does not believe the outcome of these matters will have a material impact on its financial position or results of operations.
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
     In order to cover potential future additional insurance calls made by Steamship for the 2002 and 2003 policy years, the Company was required to post a letter of credit in the amount of approximately $1.9 million to support such potential additional calls as a condition of its departure from Steamship. The letter of credit will be returned if no additional insurance calls are made. Potential claims liabilities are recorded as insurance expense reserves when they become probable and can be reasonably estimated.
     P&I insurance premiums were approximately $1.7 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively. The Company’s hull and machinery insurance renewed in October 2004, and was renegotiated again in July 2005 as a consequence of the Merger with SEACOR. The hull and machinery policy years will now run from July 1 to June 30. Additionally, the Company maintains high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions. Also as a consequence of the Merger with SEACOR, in July 2005, the P&I coverage was split between three different P&I clubs, one of which will insure the Company’s international offshore fleet, one will insure the Company’s domestic offshore fleet and one the Company’s tanker fleet.
     From time to time, the Company is party to personal injury and property damage claims litigation arising in the ordinary course of business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and self-insured retentions.
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
     The Company uses the Black-Scholes option valuation model to determine the fair value of options granted under the Company’s stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company’s net income would have decreased to the pro forma amounts presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$8,021	$2,721	$19,201	$8,371
Stock-based compensation expense determined under the fair value method	$(468)	$(194)	$(916)	$(570)

Pro forma net income	$7,553	$2,527	$18,285	$7,801

Net income per common share:
Basic-as reported	$0.34	$0.12	$0.82	$0.36

Basic-pro forma	$0.32	$0.11	$0.78	$0.34

Diluted-as reported	$0.33	$0.12	$0.79	$0.35

Diluted-pro forma	$0.31	$0.11	$0.75	$0.33

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

9. Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires companies to expense in their consolidated statements of operations the estimated fair value of employee stock options and similar awards. The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to or greater than the Company’s common stock market price on the date of the grant. The Company will adopt the provisions of SFAS No. 123R using the modified prospective application. Under the modified prospective application, SFAS No. 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for unvested stock-based awards will be recognized over the remaining vesting period. Depending on the model used to calculate stock-based compensation expense in the future, the implementation of certain other requirements of SFAS No. 123R and additional option grants expected to be made in the future, the pro forma disclosure discussed previously may not be indicative of the stock-based compensation expense that will be recognized in the Company’s future consolidated financial statements. In April 2005, the FASB delayed the implementation of SFAS No. 123R from the next reporting period beginning after June 15, 2005 until the beginning of the Company’s next fiscal year. The Company is in the process of determining the impact adopting SFAS No. 123R will have on its consolidated financial position and consolidated results of operations.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, Accounting Changes (“APB No. 20”) and SFAS No. 3. SFAS No. 154 eliminates the requirement in APB No. 20 to include the cumulative effect of a change in accounting principle in the income statement of the period of change. Instead, SFAS No. 154 requires that a change in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 is effective for accounting changes and corrections of an errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company is in the process of determining the impact adopting SFAS No. 154 will have on its consolidated financial position and consolidated results of operations.

10. Subsequent Events
     In July 2005, the Company sold an offshore crew boat operating in the U.S. Gulf and a harbor tug operating in Port Canaveral. Proceeds from the sales of the vessels were $800,000. The loss on the sales of the vessels was approximately $60,000.
     Effective July 1, 2005, the Company merged with SEACOR and began operations as a wholly-owned subsidiary of SEACOR (see Note 2). As of July 1, 2005, the effective date of the Merger, Gerhard Kurz, Chairman, CEO and President, and Larry D. Francois, Senior Vice President and President - Seabulk Offshore, resigned from the Company and were paid severance under their respective employment agreements. As a consequence of the Merger, certain terminations, certain employment and severance agreements and the Company’s change in control severance policy in place prior to the effective date of the Merger, were triggered. Additionally, the entire slate of directors of the Company resigned as of the effective date of the Merger, pursuant to the Merger Agreement. The Company expects severance payments of approximately $4.4 million will be incurred in the third quarter.
     In addition to the severance and employee termination costs described above, the Company also expects to incur additional expenses in the third quarter as a consequence of the Merger with SEACOR including: approximately $1.3 million to expense certain costs which had been capitalized related to a public offering that the Company was considering prior to the Merger; approximately $1.9 million of unearned compensation related to the release of restrictions on previously issued restricted stock; approximately $1.5 million for investment banking fees contingent upon the completion of the Merger; and insurance premiums for director and officer coverage for approximately $1.2 million.
     In July 2005, the Company signed agreements to sell the Seabulk Trust and the Seabulk Reliant, the Company’s two foreign-flag tankers, in separate transactions. The Seabulk Trust is expected to be delivered to its buyer in August. The Seabulk Reliant is expected to be delivered to its buyer in September. Both vessels are currently operating in an international product tanker pool.
     In July 2005, the Company removed its tanker fleet and its international offshore fleet from the West of England P&I club and placed those fleets into two separate P&I insurance clubs (see Note 7).
11. Supplemental Condensed Consolidated Financial Information
     The Restricted Subsidiaries as to which financial information is included in the tables below are subsidiaries of the Company that are subject to the terms and conditions of the Indenture governing the 2003 Senior Notes. Only certain of the Restricted Subsidiaries (representing the domestic restricted subsidiaries and referred to in the Indenture as the “Guarantor Subsidiaries”), jointly and severally guarantee the 2003 Senior Notes, on a senior unsecured basis. The Non-guarantor Unrestricted Subsidiaries as to which financial information is included in the tables below are the subsidiary entities that own the five U.S.-flag double-hull product tankers which are financed by the U.S. Maritime Administration backed Title XI debt with recourse to the five tankers and the subsidiaries that own them. These entities are designated as “Non-Recourse” or “Unrestricted” subsidiaries under the Indenture and do not guarantee the 2003 Senior Notes
     Supplemental financial information for the Company and its guarantor restricted subsidiaries, non-guarantor restricted subsidiaries and non-guarantor unrestricted subsidiaries under the 2003 Senior Notes is presented below.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of June 30, 2005

		Wholly
		Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Unrestricted		Consolidated
	Parent (a)	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$21,253	$2,336	$3,853	$—	$—	$27,442
Restricted cash	—	—	2,756	29,502	—	32,258
Trade accounts receivable, net	(457)	18,615	32,251	1,028	—	51,437
Other receivables	214	2,549	701	310	—	3,774
Marine operating supplies	(1,026)	3,416	2,849	2,429	—	7,668
Prepaid expenses and other	1,856	547	1,145	381	—	3,929

Total current assets	21,840	27,463	43,555	33,650	—	126,508

Vessels and equipment, net	29,442	235,848	121,422	204,231	—	590,943
Deferred costs, net	7,435	13,591	12,381	7,086	—	40,493
Investments in affiliates	562,222	—	—	—	(562,222)	—
Due from affiliates	—	44,508	137,482	3,855	(185,845)	—
Other	10,606	999	1,560	13,153	—	26,318

Total assets	$631,545	$322,409	$316,400	$261,975	$(748,067)	$784,262

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$154	$3,542	$6,162	$—	$—	$9,858
Current maturities of long-term debt	2,179	7,070	875	5,537	—	15,661
Current obligations under capital leases	1,129	2,225	—	—	—	3,354
Accrued interest	4,825	151	5	652	—	5,633
Accrued liabilities and other	6,847	5,890	18,646	2,579	—	33,962

Total current liabilities	15,134	18,878	25,688	8,768	—	68,468

Long-term debt	47,022	49,738	14,742	197,851	—	309,353
Senior notes	154,219	—	—	—	—	154,219
Obligations under capital leases	9,899	17,198	—	—	—	27,097
Due to affiliates	182,671	—	—	—	(182,671)	—
Other liabilities	3,625	557	1,922	46	—	6,150

Total liabilities	412,570	86,371	42,352	206,665	(182,671)	565,287

Commitments and contingencies

Total stockholders’ equity	218,975	236,038	274,048	55,310	(565,396)	218,975

Total liabilities and stockholders’ equity	$631,545	$322,409	$316,400	$261,975	$(748,067)	$784,262

(a)	In June 2005, certain vessels owned by Parent were contributed to newly created and existing entities. Subsequent to the contributions by Parent all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2004
		Wholly
		Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$8,265	$4,983	$5,701	$—	$—	$18,949
Restricted cash	—	—	2,756	32,925	—	35,681
Trade accounts receivable, net	35	17,797	32,207	5,170	—	55,209
Other receivables	1,003	2,430	204	147	—	3,784
Marine operating supplies	79	2,503	2,700	2,586	—	7,868
Due from affiliates	—	66,330	119,375	3,372	(189,077)	—
Prepaid expenses and other	2,005	285	1,239	98	—	3,627

Total current assets	11,387	94,328	164,182	44,298	(189,077)	125,118

Vessels and equipment, net	46,072	216,200	127,848	208,673	—	598,793
Deferred costs, net	14,546	6,625	15,438	8,444	—	45,053
Investments in affiliates	525,588	14,644	364	82,611	(623,207)	—
Other	7,231	813	1,177	8,603	—	17,824

Total assets	$604,824	$332,610	$309,009	$352,629	$(812,284)	$786,788

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,802	$1,159	$8,957	$—	$—	$14,918
Current maturities of long-term debt	3,799	7,065	436	5,353	—	16,653
Current obligations under capital leases	1,093	2,615	—	—	—	3,708
Accrued interest	4,008	159	5	703		4,875
Due to affiliates	161,144	—	—	—	(161,144)	—
Accrued liabilities and other	8,854	4,676	17,929	3,862	—	35,321

Total current liabilities	183,700	15,674	27,327	9,918	(161,144)	75,475

Long-term debt	57,544	53,275	14,480	200,666	—	325,965
Senior notes	152,906	—	—	—	—	152,906
Obligations under capital leases	10,476	18,092	—	—	—	28,568
Due to affiliates	—	27,935	—	—	(27,935)	—
Other liabilities	2,851	242	1,740	46	—	4,879

Total liabilities	407,477	115,218	43,547	210,630	(189,079)	587,793

Commitments and contingencies

Total stockholders’ equity	197,347	217,392	265,462	141,999	(623,205)	198,995

Total liabilities and stockholders’ equity	$604,824	$332,610	$309,009	$352,629	$(812,284)	$786,788

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended June 30, 2005

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent (b)	Subsidiaries(b)	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$11,452	$31,298	$—	$36,780	$17,269	$(112)	$96,687

Vessel and voyage expenses	7,102	17,209	—	18,274	7,353	(112)	49,826
General and administrative	5,503	2,481	—	3,612	445	—	12,041
Depreciation, amortization and drydocking	2,130	5,156	—	6,512	2,779	—	16,577
Loss (gain) on disposal of assets, net	—	603	—	(1,056)	—	—	(453)

Income from operations	(3,283)	5,849	—	9,438	6,692		18,696
Other expense, net	(317)	(2,538)	—	(2,511)	(3,685)	—	(9,051)

Income before provision for income taxes	(3,600)	3,311	—	6,927	3,007	—	9,645
Provision for income taxes	—	—	—	1,624	—	—	1,624

Net income	$(3,600)	$3,311	$—	$5,303	$3,007	$—	$8,021

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Parent were contributed to newly created and existing entities. Subsequent to the contributions by Parent all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended June 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$10,377	$21,817	$3,769	$32,981	$18,396	$(137)	$87,203

Vessel and voyage expenses	6,693	13,942	2,322	18,670	8,704	(137)	50,194
General and administrative	3,150	1,967	205	3,647	354	—	9,323
Depreciation, amortization and drydocking	2,213	4,336	822	7,051	2,705	—	17,127
Gain on disposal of assets, net	—	(184)	—	(1,805)	—	—	(1,989)

Income from operations	(1,679)	1,756	420	5,418	6,633	—	12,548
Other expense, net	(93)	(2,337)	(357)	(1,635)	(3,849)	(20)	(8,291)

Income before provision for income taxes	(1,772)	(581)	63	3,783	2,784	(20)	4,257
Provision for income taxes	—	—	—	1,536	—	—	1,536

Net income	$(1,772)	$(581)	$63	$2,247	$2,784	$(20)	$2,721

	Condensed Consolidating Statement of Operations
	(in thousands)
	Six Months Ended June 30, 2005

		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent (b)	Subsidiaries(b)	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$23,279	$61,802	$—	$72,020	$35,358	$(191)	$192,268

Vessel and voyage expenses	13,691	32,914	—	36,579	14,760	(191)	97,753
General and administrative	8,976	4,881	—	6,876	876	—	21,609
Depreciation, amortization and drydocking	4,424	10,238	—	12,877	5,558	—	33,097
Loss (gain) on disposal of assets, net	—	585	—	(908)	—	—	(323)

Income from operations	(3,812)	13,184	—	16,596	14,164	—	40,132
Other expense, net	(766)	(5,308)	—	(4,910)	(7,355)	—	(18,339)

Income before provision for income taxes	(4,578)	7,876	—	11,686	6,809	—	21,793
(Benefit) provision for income taxes	(507)	—	—	3,099	—	—	2,592

Net income	$(4,071)	$7,876	$—	$8,587	$6,809	$—	$19,201

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Parent were contributed to newly created and existing entities. Subsequent to the contributions by Parent all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Six Months Ended June 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total
Revenue	$22,290	$39,162	$7,088	$65,099	$36,324	$(226)	$169,737

Vessel and voyage expenses	12,750	25,793	4,512	37,154	17,118	(226)	97,101
General and administrative	5,002	4,531	415	8,102	698	—	18,748
Depreciation, amortization and drydocking	3,930	8,207	1,643	13,735	5,402	—	32,917
Gain on disposal of assets, net	—	(185)	—	(1,792)	—	—	(1,977)

Income from operations	608	816	518	7,900	13,106	—	22,948
Other expense, net	4,335	(4,237)	(694)	(3,387)	(7,767)	58	(11,692)

Income before provision for income taxes	4,943	(3,421)	(176)	4,513	5,339	58	11,256
Provision for income taxes	—	—	—	2,885	—	—	2,885

Net income	$4,943	$(3,421)	$(176)	$1,628	$5,339	$58	$8,371

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2005
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent (b)	Subsidiaries (b)	Subsidiaries (a)
Net cash provided by (used in) operating activities	$40,056	$(155)	$—

Investing activities:
Proceeds from sales of vessels and equipment	—	3,443	—
Purchases of vessels and equipment	(14,821)	(1,115)	—

Net cash (used in) provided by investing activities	(14,821)	2,328	—

Financing activities:
Payments on Amended Credit Facility	(15,500)	—	—
Proceeds from long-term debt	7,362	67	—
Payments of long-term debt	(1,055)	(3,599)	—
Payments of Title XI bonds	(2,949)	—	—
Payments of obligations under capital leases	(541)	(1,284)	—
Payment of other deferred financing costs	(10)	(4)	—
Proceeds from exercise of stock options	446	—	—
Decrease in restricted cash	—	—	—

Net cash (used in) provided by financing activities	(12,247)	(4,820)	—

Change in cash and cash equivalents	12,988	(2,647)	—

Cash and cash equivalents at beginning of period	8,265	4,983	—

Cash and cash equivalents at end of period	$21,253	$2,336	$—

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Parent were contributed to newly created and existing entities. Subsequent to the contributions by Parent all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2005
		Non-
	Non- Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(3,529)	$(792)	$—	$35,580

Investing activities:
Proceeds from sales of vessels and equipment	1,685	—	—	5,128
Purchases of vessels and equipment	(705)	—	—	(16,641)

Net cash (used in) provided by investing activities	980	—	—	(11,513)

Financing activities:
Payments on Amended Credit Facility	—	—	—	(15,500)
Proceeds from long-term debt	701	—	—	8,130
Payments of long-term debt	—	—	—	(4,654)
Payments of Title XI bonds	—	(2,631)	—	(5,580)
Payments of obligations under capital leases	—	—	—	(1,825)
Payment of other deferred financing costs	—	—	—	(14)
Proceeds from exercise of stock options	—	—	—	446
Decrease in restricted cash	—	3,423	—	3,423

Net cash (used in) provided by financing activities	701	792	—	(15,574)

Change in cash and cash equivalents	(1,848)	—	—	8,493
Cash and cash equivalents at beginning of period	5,701	—	—	18,949

Cash and cash equivalents at end of period	$3,853	$—	$—	$27,442

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Parent were contributed to newly created and existing entities. Subsequent to the contributions by Parent all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2004
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Parent	Subsidiaries	Subsidiaries
Net cash (used in) provided by operating activities	$(7,836)	$17,674	$(991)

Investing activities:
Proceeds from disposals of assets	—	311	—
Purchases of vessels and equipment	(6,272)	(62,219)	—
Investment in Joint Venture	—	—	—

Net cash used in financing activities	(6,272)	(61,908)	—

Financing activities:
Proceeds from Amended Credit Facility	20,000	—	—
Proceeds from long-term debt	—	49,600	—
Payments of long-term debt	(1,050)	(2,116)	—
Payments of Title XI bonds	(1,075)	—	—
Payments of obligations under capital leases	(512)	(1,213)	—
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	(285)	—	—
Payments of other deferred financing costs	(86)	(569)	—
Proceeds from exercise of stock options	167	—	—
Decrease in restricted cash	—	—	—

Net cash provided by (used in) financing activities	17,159	45,702	—

Change in cash and cash equivalents	3,051	1,468	(991)
Cash and cash equivalents at beginning of period	217	452	1,030

Cash and cash equivalents at end of period	$3,268	$1,920	$39

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2004
		Non-
	Non-Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$11,804	$444	$—	$21,095

Investing activities:
Proceeds from disposals of assets	2,834	—	—	3,145
Purchases of vessels and equipment	(15,015)	(27)	—	(83,533)
Investment in Joint Venture	(240)	—	—	(240)

Net cash used in financing activities	(12,421)	(27)		(80,628)

Financing activities:
Proceeds from Amended Credit Facility	—	—	—	20,000
Proceeds from long-term debt	—	—	—	49,600
Payments of long-term debt	—	—	—	(3,166)
Payments of Title XI bonds	—	(2,460)	—	(3,535)
Payments of obligations under capital leases	—	—	—	(1,725)
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	—	—	—	(285)
Payments of other deferred financing costs	(28)	—	—	(683)
Proceeds from exercise of stock options	—	—	—	167
Decrease in restricted cash	—	2,043	—	2,043

Net cash provided by (used in) financing activities	(28)	(417)	—	62,416

Change in cash and cash equivalents	(645)	—	—	2,883
Cash and cash equivalents at beginning of period	5,700	—	—	7,399

Cash and cash equivalents at end of period	$5,055	$—	$—	$10,282

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
Overview of Revenue
     The Company derives its revenue from three main lines of business — offshore energy support, marine transportation, and marine towing. Seabulk Offshore, the Company’s domestic and international offshore energy support business, accounted for approximately 49.0% and 47.6% of Company revenue for the six months ended June 30, 2005 and 2004, respectively. Seabulk Tankers, our tanker business, consists of the Company’s Jones Act U.S.-flag product tanker business, in which it owns nine petroleum and chemical product tankers and leases one chemical product tanker in the domestic coastwise trade. The tanker business also consists of the Company’s two foreign-flag product tankers which began operations in the international trade in March and April 2004. Seabulk Tankers accounted for approximately 39.3% and 41.1% of Company revenue for the six months ended June 30, 2005 and 2004, respectively. Seabulk Towing, the Company’s domestic harbor and offshore towing business, accounted for approximately 11.7% and 11.3% of Company revenue for the six months ended June 30, 2005 and 2004, respectively.
Seabulk Offshore
     During the first six months of 2005, the Company took delivery of two offshore support vessels, and sold eleven offshore support vessels.
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

	Q1 2005				Q2 2005
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Americas(1)
Vessels (2)	24	—	14	1	22	—	14	1
Effective Utilization	64%	—	77%	—	79%	—	78%	—
Average Day Rate	$5,518	—	$3,196	—	$6,203	—	$3,441	—

West Africa
Vessels (2)	29	2	3	1	29	3	2	—
Effective Utilization	87%	79%	92%	—	95%	65%	93%	—
Average Day Rate	$7,564	$7,076	$3,653	—	$7,419	$7,007	$3,877	—

Middle East
Vessels (2)	8	5	7	4	8	5	7	3
Effective Utilization	84%	95%	72%	72%	79%	83%	87%	88%
Average Day Rate	$4,298	$4,686	$1,614	$4,095	$4,385	$4,740	$1,733	$4,642

Southeast Asia
Vessels (2)	7	—	—	1	7	—	—	1
Effective Utilization	94%	—	—	—	94%	—	—	—
Average Day Rate	$6,159	—	—	—	$6,136	—	—	—

(1)	Americas consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

	Q1 2004				Q2 2004				Q3 2004				Q4 2004
	AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/		AHTS/	AHT/	Crew/
	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other	Supply	Tugs	Utility	Other
Americas(1)
Vessels(2)	21	—	22	2	21	—	21	2	21	—	18	2	22	—	18	2
Laid-Up	—	—	—	1	—	—	—	1	—	—	—	1	—	—	—	1
Effective Utilization	43%	—	63%	—	52%	—	67%	—	68%	—	73%	—	69%	—	72%	—
Day Rate	$5,001	—	$2,410	—	$4,879	—	$2,442	—	$4,768	—	$2,705	—	$5,421	—	$2,958	—

West Africa
Vessels(2)	33	4	3	—	33	4	3	—	33	4	3	—	32	2	3	1
Effective Utilization	82%	86%	98%	—	83%	75%	94%	—	78%	67%	93%	—	77%	70%	84%	—
Day Rate	$7,281	$6,193	$3,413	—	$7,350	$6,831	$3,524	—	$7,300	$6,196	$3,620	—	$7,574	$6,329	$3,664	—

Middle East
Vessels(2)	6	5	7	5	6	5	7	4	6	5	7	4	6	5	7	4
Effective Utilization	89%	80%	79%	43%	97%	84%	92%	78%	83%	75%	93%	95%	86%	64%	80%	99%
Day Rate	$3,750	$4,565	$1,740	$3,966	$3,880	$4,739	$1,712	$5,043	$3,827	$4,951	$1,659	$4,804	$3,782	$5,388	$1,580	$4,733

Southeast Asia
Vessels(2)	8	—	—	1	7	—	—	1	7	—	—	1	7	—	—	1
Effective Utilization	66%	—	—	—	77%	—	—	—	88%	—	—	—	93%	—	—	—
Day Rate	$5,422	—	—	—	$5,388	—	—	—	$5,400	—	—	—	$5,327	—	—	—

(1)	Domestic consists of vessels operating in the United States, the Gulf of Mexico, South America, and the Caribbean.

(2)	Held-for-sale vessels are excluded from the vessel count.

     Offshore energy support revenue in the Americas for the six months ended June 30, 2005 increased by 57.6% over the same period in 2004. Gulf of Mexico revenue increased from the prior year due to improvement in natural gas and crude oil drilling activity due to higher commodity prices and strong energy demand, which resulted in higher rates and utilization. Brazil revenues increased as the two newbuild supply boats commenced their long-term charters during the six months ended June 30, 2005.
     International offshore revenues for the six months ended June 30, 2005 increased by approximately 6.4% over the same period in 2004. International vessel demand is primarily driven by crude oil exploration and production. During the first and second quarters of 2005, crude oil prices and demand remained high. Revenues for the Middle East and Southeast Asia region increased as operations in India and Vietnam continued to be strong. The West African market had a slight decrease in revenue primarily due to vessel sales.
Seabulk Tankers
     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product carriers:

	Six Months Ended June 30,
	2005	2004
Number of vessels operated at end of period	12	12
Revenue (in thousands)	$75,721	$69,870
     Tanker revenue increased by 8.4% in the first half of 2005 as a result of adding the two foreign-flag double-hull product tankers to the Company’s fleet at the end of March 2004.
Seabulk Towing
     The following table summarizes certain operating information for the Company’s tugs:

	Six Months Ended June 30,
	2005	2004
Number of tugs at end of period	26	26
Revenue (in thousands)	$22,548	$19,337
     Towing revenue increased by 16.6% in the first half of 2005 due to increased vessel traffic in certain of the Company’s ports, higher rates and improved utilization.
Overview of Vessel and Voyage Expenses and Capital Expenditures
     The Company’s vessel and voyage expenses are primarily a function of fleet size and utilization. The most significant expense categories are crew payroll and benefits, maintenance and repairs, fuel, insurance and charter hire. For general information concerning these categories of expenses as well as capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Overview of Operating Expenses and Capital Expenditures” in Item 7 of the 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.

Results of Operations
     The following table sets forth certain selected financial data and percentages of revenue for the periods indicated:

	Six Months Ended June 30,
	2005		2004
		(in millions)
Revenue	$192.3	100%	$169.7	100%
Vessel and voyage expenses	97.8	51%	97.1	57%
General and administrative	21.6	11%	18.8	11%
Depreciation, amortization, and drydocking	33.1	17%	32.9	19%
Gain on disposal of assets, net	(0.3)	(0%)	(2.0)	(1%)

Income from operations	$40.1	21%	$22.9	14%

Interest expense, net	$18.4	10%	$16.3	10%

Other income (expense), net	$0.0	0%	$4.6	3%

Income before provision for income taxes	$21.8	11%	$11.3	7%

Net income	$19.2	10%	$8.4	5%

Six months ended June 30, 2005 compared with the six months ended June 30, 2004
     Revenue. Revenue during the six months ended June 30, 2005 increased 13.3% from $169.7 million to $192.3 million versus the comparable period in 2004. The increase primarily reflects higher revenue from the Company’s offshore energy support segment and, to a lesser extent, higher tanker and towing revenue.
     Offshore revenue during the six months ended June 30, 2005 increased 16.6% from $80.8 million to $94.2 million versus the comparable period in 2004. The increase primarily reflects increases in rates and utilization for the Americas (including additions to the Brazil fleet), Middle East and Southeast Asia regions.
     Marine transportation revenue during the six months ended June 30, 2005 increased 8.4% from $69.9 million to $75.7 million versus the comparable period in 2004. The increase primarily reflects the full six month operations in 2005 of the Company’s two foreign-flag double-hull product tankers which were added to the fleet at the end of March 2004.
     Towing revenue during the six months ended June 30, 2005 increased 16.6% from $19.3 million to $22.5 million versus the comparable period in 2004. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher rates and improved utilization of the Company’s tug fleet.
     Vessel and Voyage Expenses. Vessel and voyage expenses during the six months ended June 30, 2005 remained substantially the same at $97.8 million versus $97.1 in the comparable period in 2004.
     General and Administrative Expenses. General and administrative expenses during the six months ended June 30, 2005 increased 14.9% from $18.8 million to $21.6 million versus the comparable period in 2004. The increase is primarily due to costs incurred related to the merger with SEACOR, an increase in the allowance for doubtful accounts and an increase in the Company’s P&I insurance reserve.
     Depreciation, Amortization, and Drydocking. Depreciation, amortization, and drydocking during the six months ended June 30, 2005 remained substantially the same at $33.1 million versus $32.9 million in the comparable period in 2004.
     Gain on Disposal of Assets, Net. Gain on disposal of assets during the six months ended June 30, 2005 decreased 83.7% from a gain of $2.0 million to a gain of $0.3 million versus the comparable period in 2004. The number of vessels sold or exchanged increased to 11 for the six months ended June 30, 2005 compared to three for the same period in 2004. However, sales in 2004 included the Seabulk Maintainer, which had a gain of approximately $1.5 million.
     Net Interest Expense. Net interest expense during the six months ended June 30, 2005 increased 12.5% from $16.3 million to $18.4 million versus the comparable period in 2004. The increase is due to the debt incurred for the purchase of the two foreign-flag tankers, which entered service in late March 2004 and an overall increase in the Company’s variable borrowing rates.
     Other Income (Expense), Net. Other income (expense), net during the six months ended June 30, 2005 decreased to $0.0 million versus income of $4.6 million in the comparable period in 2004. The decrease is primarily due to the proceeds from the Company’s settlement of litigation, in which it received a total of $4.5 million from two of its suppliers in March 2004.
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
     The interest rate swap was valued as an asset of $4.2 million as of June 30, 2005 an increase of $1.3 million from the value as of December 31, 2004 and is included in other assets with an offsetting increase in the 2003 Senior Notes in the accompanying condensed consolidated financial statements. The Company expects the fair value of the swap to change in accordance with the movement in the underlying LIBOR rate.
     In connection with the 2003 Senior Notes offering, the Company amended and restated its existing credit facility. The Amended Credit Facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity. The interest rate as of June 30, 2005 was 5.88%. A hypothetical 2.0% increase in the interest rate on the outstanding borrowings of $55.4 million, including outstanding letters of credit of $22.4 million, as of June 30, 2005, would cause the Company’s interest expense to increase on average approximately $1.1 million per year over the term of the Amended Credit Facility, with a corresponding decrease in income before taxes.

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
Item 2. Changes in Securities and Use of Proceeds.
     N/A under General Instructions H(1)(a) and (b).
Item 3. Defaults upon Senior Securities.
     N/A under General Instructions H(1)(a) and (b).
Item 4. Submission of Matters to a Vote of Security Holders.
     N/A under General Instructions H(1)(a) and (b).
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits
10.46	Fourth Supplemental Credit Agreement dated June 10, 2005 among Seabulk International, Inc. and Fortis Capital Corp. (filed herewith).

10.47	Fourth Supplemental Subsidiary Guarantee Agreement dated June 10, 2005 among Seabulk International Inc. and Fortis Capital Corp. (filed herewith).

10.48	Fifth Supplemental Credit Agreement dated June 23, 2005 among Seabulk International, Inc., Seabulk Towing, Inc. and each of the four Additional Subsidiary Guarantors and Fortis Capital Corp. (filed herewith).

10.49	Fifth Supplemental Subsidiary Guarantee Agreement dated June 23, 2005 among Seabulk International Inc., Seabulk Towing, Inc. and each of the four Additional Subsidiary Guarantors and Fortis Capital Corp. (filed herewith).

10.50	Amendment No. 4 to Executive Employment Agreement by and between Seabulk International Inc. and Gerhard E. Kurz dated April 18, 2005 (filed herewith).

10.51	Amendment No. 5 to Executive Employment Agreement by and between Seabulk International Inc. and Gerhard E. Kurz dated June 28, 2005 (filed herewith).

10.52	Amendment No. 1 to Seabulk International Inc. Executive Deferred Compensation Plan dated April 18, 2005 (filed herewith).

10.53	Amendment No. 1 to Seabulk International Inc. Stock Option Plan for Directors dated April 18, 2005 (filed herewith).

10.54	Specimen of Amendment No. 2 to Non-Qualified Stock Option Agreement dated April 18, 2005 (filed herewith).

10.55	Amendment No. 1 to Seabulk International Inc. Amended and Restated Equity Ownership Plan dated April 18, 2005 (filed herewith).

10.56	Specimen of Amendment No. 2 to Severance Agreement dated April 18, 2005 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and

Exchange Act of 1934 (furnished herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 (furnished herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).
     (b) Reports on Form 8-K
     The following reports on Form 8-K were filed (other than information reported pursuant to Item 9, which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended June 30, 2005:
1.	The Company filed a Current Report on Form 8-K dated May 5, 2005. Items 2 and 9 were reported and no financial statements were filed.

2.	The Company filed a Current Report on Form 8-K/A dated May 5, 2005. Items 2, 8 and 9 were reported and no financial statements were filed.

3.	The Company filed a Current Report on Form 8-K dated May 10, 2005. Items 1, 2 and 9 were reported and no financial statements were filed.

4.	The Company filed a Current Report on Form 8-K dated June 27, 2005. Item 8 was reported and no financial statements were filed.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEABULK INTERNATIONAL, INC.
/s/ MICHAEL J. PELLICCI
Michael J. Pellicci
Senior Vice President — Finance and Planning,
Treasurer and Chief Accounting Officer
(Chief Accounting and Duly Authorized Officer)
Date: August 9, 2005