Form 10-Q
period 2005-09-30
SEABULK INTERNATIONAL INC
filed 2005-11-15
CIK 922341

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File Number: 0-28732
SEABULK INTERNATIONAL, INC.
(a wholly-owned subsidiary of SEACOR Holdings Inc.)

State of Incorporation: Delaware	I.R.S. Employer I.D.: 65-0966399
Address and Telephone Number:
2200 Eller Drive
P.O. Box 13038
Ft. Lauderdale, Florida 33316
(954) 523-2200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.
There were 100 shares of Common Stock, par value $0.01 per share, outstanding at November 7, 2005.

SEABULK INTERNATIONAL, INC.
(a wholly-owned subsidiary of SEACOR Holdings Inc.)
FORM 10-Q

Item	Page

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)	1

Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004, the pre-merger period ended July 1, 2005, the period January 1 — July 1, 2005 and the nine months ended September 30, 2004	2

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005, the period January 1 — July 1, 2005 and the nine months ended September 30, 2005 and 2004	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. Other Information

Item 1. Legal Proceedings	31

Item 2. Changes in Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits and Reports on Form 8-K	31

Certifications	33
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification
As used in this Report, the term “Parent” means SEACOR Holdings Inc., and the term “Company” means Seabulk International, Inc. and/or one or more of its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Seabulk International, Inc. and Subsidiaries
(a wholly-owned subsidiary of SEACOR Holdings Inc.)
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
	Successor	Predecessor
	Company	Company
Assets
Current assets:
Cash and cash equivalents	$64,863	$18,949
Restricted cash	46,781	35,681
Trade accounts receivable, net of allowance for doubtful accounts of $6,820 and $5,649 in 2005 and 2004, respectively	57,109	55,209
Other receivables	3,295	3,748
Marine operating supplies	4,437	7,868
Vessels held for sale	8,155	—
Prepaid expenses and other	10,948	3,627

Total current assets	195,588	125,118

Vessels and equipment, net	862,874	598,793
Deferred costs, net	—	45,053
Goodwill	59,329	—
Intangible assets, net	35,807	—
Other	19,531	17,824

Total assets	$1,173,129	$786,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,457	$14,918
Current maturities of long-term debt	9,959	16,653
Current obligations under capital leases	3,170	3,708
Accrued interest	6,266	4,875
Due to affiliates	799	—
Accrued liabilities and other	41,410	35,321

Total current liabilities	71,061	75,475

Long-term debt	295,583	325,965
Senior notes	155,255	152,906
Senior notes due to affiliates	13,164	—
Obligations under capital leases	28,068	28,568
Deferred taxes, net	88,703	—
Other liabilities	5,490	4,879

Total liabilities	657,324	587,793

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value-none authorized, issued or outstanding at September 30, 2005; 5,000 shares authorized, no shares issued and outstanding at December 31, 2004	—	—
Common stock–$.01 par value, 100 shares authorized and outstanding at September 30, 2005; 40,000 shares authorized, 23,410 shares issued and outstanding at December 31, 2004	—	234
Additional paid-in capital	522,698	259,843
Unearned compensation	—	(758)
Other comprehensive income	—	55
Accumulated deficit	(6,893)	(60,379)

Total stockholders’ equity	515,805	198,995

Total liabilities and stockholders’ equity	$1,173,129	$786,788

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries
(a wholly-owned subsidiary of SEACOR Holdings, Inc.)
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands)

		Pre-Merger Period
	Three Months Ended	Ended	Three Months Ended	Three Months Ended	January 1, 2005 -	Nine Months Ended
	September 30, 2005	July 1, 2005	September 30, 2004	September 30, 2005	July 1, 2005	September 30, 2004
	Successor Company	Predecessor Company		Successor Company	Predecessor Company
Revenue	$97,864	$—	$89,361	$97,864	$192,268	$259,098
Vessel and voyage expenses:
Crew payroll and benefits	23,185	—	22,066	23,185	45,672	66,344
Charter hire	5,043	—	3,199	5,043	9,267	10,730
Repairs and maintenance	14,644	—	5,943	14,644	10,405	20,115
Insurance	2,963	—	2,929	2,963	6,505	9,253
Fuel and consumables	6,505	—	7,373	6,505	14,356	22,183
Port charges and other	4,771	—	5,451	4,771	11,548	15,437

	57,111	—	46,961	57,111	97,753	144,062
General and administrative	9,358	10,420	9,332	9,358	32,029	28,080
Depreciation, amortization and drydocking	27,253	—	16,723	27,253	33,097	49,640
Gain on disposal of assets, net	—	—	(446)	—	(323)	(2,423)

Income from operations	4,142	(10,420)	16,791	4,142	29,712	39,739
Other income (expense):
Interest expense	(8,244)	—	(8,422)	(8,244)	(18,685)	(24,866)
Intercompany interest expense	(273)	—	—	(273)	—	—
Interest income	464	—	91	464	313	209
Minority interest in gains of subsidiaries	—	—	(241)	—	—	(183)
Derivative loss	(4,109)	—	—	(4,109)	—	—
Other, net	5	—	63	5	33	4,639

Total other expense, net	(12,157)	—	(8,509)	(12,157)	(18,339)	(20,201)
(Loss) income before (benefit) from provision for income taxes	(8,015)	(10,420)	8,282	(8,015)	11,373	19,538
(Benefit from) provision for income taxes	(1,122)	—	1,469	(1,122)	2,592	4,354

Net (loss) income	$(6,893)	$(10,420)	$6,813	$(6,893)	$8,781	$15,184

See notes to condensed consolidated financial statements.

Seabulk International, Inc. and Subsidiaries
(a wholly-owned subsidiary of SEACOR Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended	January 1, 2005 -	Nine Months Ended
	September 30, 2005	July 1, 2005	September 30, 2004

	Successor Company	Predecessor Company

Operating activities:
Net (loss) income	$(6,893)	$8,781	$15,184
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of vessels and equipment	26,160	19,928	30,442
Capitalized drydock costs	—	(9,457)	(18,118)
Amortization of drydocking costs	—	13,170	19,198
Amortization of identifiable intangible assets	1,093	—	—
Amortization of (premium) discount on long-term debt and deferred financing costs	(748)	825	1,280
Amortization of unearned compensation	—	2,268	—
(Recovery of) provision for bad debts	(13)	1,405	2,085
Deferred tax benefit	(2,805)	—	—
Minority interest in gains of subsidiaries	—	—	183
Gain on disposal of vessels and equipment	—	(323)	(2,423)
Derivative loss	4,109	—	—
Other	—	—	187
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Trade accounts and other receivables	(6,272)	2,377	2,290
Other current and long term assets	643	(6,204)	(3,640)
Due to/from affiliates	1,072	—	—
Accounts payable and other liabilities	(151)	2,810	(9,164)

Net cash provided by operating activities	16,195	35,580	37,504

Investing activities:
Proceeds from sale of vessels and equipment	—	5,128	3,770
Proceeds from sale of vessels held for sale	87,980	—	—
Purchases of vessels and equipment	(8,555)	(16,641)	(92,717)
Cash settlements of derivative transactions	1,202	—	—
Acquisition of minority interest	—	—	(240)

Net cash provided by (used in) investing activities	80,627	(11,513)	(89,187)

Financing activities:
Proceeds from amended credit facility	—	—	20,000
Payments on amended credit facility	—	(15,500)	(1,483)
Proceeds from long-term debt	44	8,130	57,193
Payments on long-term debt	(43,986)	(4,654)	(5,489)
Payments on Title XI debt	—	(5,580)	(3,984)
Principal payments on capital lease obligations	(936)	(1,825)	(2,600)
Payments of deferred financing costs on senior notes and amended credit facility	—	—	(285)
Payments of other deferred financing costs	—	(14)	(823)
Proceeds from exercise of stock options	—	446	175
(Increase) decrease in restricted cash	(14,523)	3,423	(7,287)

Net cash (used in) provided by financing activities	(59,401)	(15,574)	55,417

Change in cash and cash equivalents	37,421	8,493	3,734

Cash and cash equivalents, beginning of year	27,442	18,949	7,399

Cash and cash equivalents, end of year	$64,863	$27,442	$11,133

Supplemental schedule of non-cash investing and financing activities:
Obligation for fair market value of interest rate swap—	$—	$1,313	1,214

Seabulk International, Inc. and Subsidiaries
(a wholly-owned subsidiary of SEACOR Holdings Inc.)
Notes to Condensed Consolidated Financial Statements
September 30, 2005 (Unaudited)
1. Organization and Basis of Presentation
     Effective July 1, 2005, a change of control occurred and Seabulk International, Inc. and Subsidiaries (the “Company”) is now a wholly-owned subsidiary of SEACOR Holdings Inc. (“SEACOR”) (see Note 2).
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements and the consolidated balance sheet do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004. For the three months ended September 30, 2005 the Company’s only component of comprehensive loss was net loss. For the period January 1, 2005 to July 1, 2005 the Company’s components of comprehensive income included net income and a foreign currency contract for approximately $55,000. For the nine months ended September 30, 2004 the Company’s components of comprehensive income included net income and a foreign currency forward contract for approximately $7,000.
2. Merger
     On March 16, 2005, the Company entered into a merger agreement (the “Merger Agreement”) with SEACOR, SBLK Acquisition Corp. (“Merger Sub”), a direct wholly-owned subsidiary of SEACOR, and CORBULK LLC (“LLC”), a direct, wholly-owned subsidiary of SEACOR pursuant to which each issued and outstanding share of Seabulk common stock would be exchanged for (i) $4.00 in cash and (ii) 0.2694 shares of SEACOR common stock (the “Merger”). The Merger was approved by the stockholders of the Company on June 27, 2005. On July 1, 2005, the Company completed the Merger and became a wholly–owned subsidiary of SEACOR. Based on the $64.30 closing price of SEACOR common stock on June 30, 2005, the Company’s stockholders received approximately $21.32 in SEACOR common stock and cash for each share of Seabulk common stock.
     On July 1, 2005, in connection with, but prior to, the Merger, the Company recorded expenses of approximately $10.4 million including: 1) payment of an investment advisory fee of $1.5 million to the Company’s investment bankers; 2) payment of severance and termination benefits of $4.5 million to certain of the Company’s employees, in accordance with employment and severance contracts and the

Company’s change in control severance policy in place prior to the effective date of the Merger; 3) payment of $1.2 million for directors and officers insurance for terminated and/or resigned officers and directors; 4) a charge of $1.3 million to expense certain costs which had been capitalized related to a securities offering the Company was considering prior to the Merger; and 5) a charge of $1.9 million due to unearned compensation resulting from the accelerated vesting of restricted stock grants previously awarded to certain employees.
     The Merger was accounted for as a purchase with SEACOR as the acquiror in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, the Company performed a preliminary fair value analysis, pursuant to which the purchase price was allocated to the assets and liabilities acquired including certain identifiable intangible assets, based on their estimated fair values as of July 1, 2005, with the excess of the purchase price over the fair value of the assets and liabilities acquired recorded as goodwill. Changes to the preliminary fair value analysis are expected as valuations of assets and liabilities are finalized and additional information becomes available. The purchase price adjustments were “pushed down” to the consolidated financial statements of the Company. The accompanying condensed consolidated financial statements for the period ended on or before June 30, 2005 and the pre-merger period ended July 1, 2005 were prepared using the Company’s historical basis of accounting and are designated as “Predecessor Company”. The accompanying condensed consolidated financial statements for the period subsequent to June 30, 2005 excluding the pre-merger period ended July 1, 2005 include the effects of the Merger and are designated as “Successor Company”.
3. Summary of Significant Accounting Policies
     As a consequence of the Merger, the Company conformed certain accounting policies to those of its Parent. The accounting policies contained in this report should be read in conjunction with the Company’s accounting policies contained in the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K and Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2004.
     The accounting policies summarized below represent those which were conformed as of July 1, 2005 to that of the Company’s Parent:
     Vessels and Equipment. Vessels and equipment are stated at cost, which is equal to fair value as of July 1, 2005 (see Note 2), less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the assets. Estimated useful lives are 40 years from date of build for the Towing fleet, 25 years from date of build or the required retirement date of the vessels as determined by the Oil Pollution Act of 1990 for the Tanker fleet, and generally 20 years from date of build for the Offshore fleet. Estimated useful lives for all other equipment are 2 to 15 years.
     Repair and maintenance costs, including drydock expenditures, which are incurred to maintain the vessels’ operating classification as mandated by maritime regulations, are charged to operating expense as incurred. Major renewals or betterments that extend the useful life or improve the marketing and commercial characteristics of the vessel are capitalized. Interest incurred on debt related to newbuild vessels is capitalized.
     Identifiable Intangible Assets. The Company evaluates identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying value of the intangible asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2005 the Company was not aware of any indicators of impairment.

     Goodwill. Goodwill recorded in the accompanying condensed consolidated financial statements resulted from the Merger and was “pushed down” to the Company (see Note 2). In accordance with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill, the Company tests goodwill for impairment annually, at the end of each fiscal year, or in the interim period if events or changes in circumstances indicate the carrying value of goodwill may be impaired.
     Income Taxes. As a consequence of the merger, effective July 1, 2005 the Company will file a consolidated return as a subsidiary of its Parent. The current tax benefit included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2005, is recorded as if the Company had filed a separate return.
4. Vessel Purchases and Operations
     In the nine months ended September 30, 2005, the Company sold two foreign-flag double-hull product tankers, one tugboat, and eleven offshore vessels for aggregate consideration of $93.2 million.
     In October 2004, the Company contracted with Labroy Shipbuilding and Engineering Pte. Ltd. for the construction of four anchor handling tug supply vessels for its international fleet. The agreement also included an option for four additional vessels at a predetermined price. In May 2005, the Company exercised the options for the four additional anchor handling tug supply vessels, bringing the total number of vessels under construction to eight. The total remaining commitment, as of September 30, 2005, for the eight vessel package is approximately $76.4 million. The vessels have various delivery dates beginning in early 2006 through early 2007.

     As of September 30, 2005 the Company had approximately $8.2 million of vessels designated as held for sale. For the three months ended September 30, 2005, no depreciation expense for these vessels held for sale was recorded. The Company continues to operate certain of the vessels held for sale and the results of operations of those vessels is included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2005.
5. Income Taxes
     The current provision for income taxes for the four periods January 1, 2005 – July 1, 2005, the pre-merger period ended July 1, 2005 and the three and nine months ended September 30, 2004, represents expected tax obligations on foreign-source revenue. For those periods, a domestic tax provision was computed using an estimated annual effective tax rate of 35%. A corresponding reduction in the valuation allowance was recorded resulting in no net domestic income tax provision. Management has recorded a valuation allowance at December 31, 2004 to reduce the net deferred tax assets to an amount that is likely to be realized. After application of the valuation allowance, the net deferred tax assets are zero.
     The current benefit from income taxes for the three months ended September 30, 2005 represents a domestic tax benefit computed using an estimated annual effective tax rate of 35% offset by an expected tax obligations on foreign-source revenue. As of September 30, 2005 the Company adjusted its valuation allowance to reflect its deferred tax assets at an amount that is likely to be realized. As of September 30, 2005 the Company had short term net deferred tax assets of approximately $7.5 million which is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The Company also had a net long-term deferred tax liability of $88.7 million.
     As a result of the American Jobs Creation Act of 2004, the Company believes it will be able to repatriate, for a limited time, certain accumulated foreign earnings at an effective federal tax rate of approximately 5.25%. In the event the Company’s repatriation of certain accumulated foreign earnings would result in tax obligations significantly less that the deferred taxes provided for in the Company’s accompanying condensed consolidated balance sheets, the Company will recognize the benefit in the period the Company adopts a formal repatriation plan, in accordance with FASB Staff Position 109-2.
6. Net Income per Common Share
     The Company no longer presents earnings per share information as the Company is now a direct wholly owned subsidiary of SEACOR (see Note 2).
7. Segment and Geographic Data
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

Marine Transportation Services (Seabulk Tankers) — Marine transportation services includes 10 U.S.-flag product tankers, and two foreign-flag product tankers which were sold during the three months ended September 30, 2005. The U.S.-flag oceangoing vessels are used to transport petroleum, chemicals, and crude products, primarily from chemical manufacturing plants, refineries and storage facilities along the U.S. Gulf Coast to industrial users and distribution facilities in and around the Gulf of Mexico, Atlantic and Pacific Coast ports. Certain of the vessels also transport crude oil within Alaska and among Alaska, the Pacific Coast and Hawaiian ports. One U.S.-flag vessel operates in foreign trade.
Towing (Seabulk Towing) — Harbor and offshore towing services are provided by tugs to vessels utilizing the ports in which the tugs operate, and to vessels at sea to the extent required by offshore commercial contract opportunities and by environmental regulations, casualty or other emergencies. Harbor operations are currently performed in Port Everglades, Tampa and Port Canaveral in Florida, Mobile, Alabama, Lake Charles, Louisiana and Port Arthur, Texas. The tugs assist petroleum and chemical product tankers, barges, container ships and other cargo vessels in docking and undocking and is proceeding within the port area and harbors. In addition, three tugs with offshore towing capabilities conduct a variety of offshore towing services in the Gulf of Mexico and Atlantic Ocean.
     The Company evaluates performance by operating segment. Within the offshore energy support segment, the Company conducts additional performance evaluations of vessels marketed in U.S. and foreign locations. Resources are allocated based on segment income or loss from operations, before interest and taxes.
     Revenue by segment and geographic area consists only of services provided to external customers as reported in the condensed consolidated statements of operations. Income from operations by geographic area represents net revenue less applicable costs and expenses related to that revenue.

     The following schedule presents segment and geographic information about the Company’s operations (in thousands):

	Three Months Ended		Three Months Ended,	January 1, 2005 –	Nine Months Ended
	September 30,		September 30,	July 1,	September 30,
	2005	2004	2005	2005	2004
	Successor	Predecessor	Successor
	Company	Company	Company	Predecessor Company

Revenue
Offshore energy support	$50,935	$40,661	$50,935	$94,190	$121,417
Marine transportation services	35,723	38,067	35,723	75,721	107,937
Towing	11,343	10,742	11,343	22,548	30,079
Eliminations(1)	(137)	(109)	(137)	(191)	(335)

Total	$97,864	$89,361	$97,864	$192,268	$259,098

Vessel and voyage expenses
Offshore energy support	$24,883	$22,495	$24,883	$49,216	$73,294
Marine transportation services	24,692	18,538	24,692	36,281	53,887
Towing	7,673	6,037	7,673	12,447	17,216
Eliminations(1)	(137)	(109)	(137)	(191)	(335)

Total	$57,111	$46,961	$57,111	$97,753	$144,062

Depreciation, amortization and drydocking
Offshore energy support	$14,101	$9,450	$14,101	$17,779	$28,741
Marine transportation services	11,663	6,210	11,663	13,080	17,894
Towing	1,226	992	1,226	2,095	2,800
General corporate	263	71	263	143	205

Total	$27,253	$16,723	$27,253	$33,097	$49,640

Income (loss) from operations
Offshore energy support	$8,662	$4,911	$8,662	$18,669	$7,366
Marine transportation services	(1,337)	12,277	(1,337)	24,637	33,399
Towing	1,111	2,564	1,111	5,281	6,523
General corporate	(4,294)	(2,961)	(4,294)	(18,875)	(7,549)

Total	$4,142	$16,791	$4,142	$29,712	$39,739

Net income (loss)
Offshore energy support	$955	$597	$955	$8,147	$(5,481)
Marine transportation services	(3,425)	7,365	(3,425)	15,354	19,523
Towing	87	1,788	87	3,603	4,206
General corporate	(4,510)	(2,937)	(4,510)	(18,323)	(3,064)

Total	$(6,893)	$6,813	$(6,893)	$8,781	$15,184

Geographic revenue
Americas (2)	$63,300	$58,584	$63,300	$123,592	$163,754
Foreign
West Africa	21,763	20,594	21,763	42,794	64,633
Middle East	6,949	6,567	6,949	15,320	19,773
Southeast Asia	5,852	3,616	5,852	10,562	10,938

Consolidated geographic revenue	$97,864	$89,361	$97,864	$192,268	$259,098

(1)	Eliminations of intersegment towing revenue and intersegment marine transportation vessel and voyage expenses .

(2)	Americas consist of vessels operating in the United States, the Gulf of Mexico, South America and the Caribbean.

8. Commitments and Contingencies
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
     As of February 20, 2004, the Company elected to change its mutual protection and indemnity (“P&I”) marine insurance policies from Steamship Mutual to West of England Association. As a condition of its departure from Steamship Mutual, the Company was required to post a letter of credit in the amount of approximately $1.9 million in respect of potential future calls. The letter of credit will be returned if no additional insurance calls are made.

     P&I insurance premiums were approximately $2.1 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively. The Company’s hull and machinery insurance renewed in October 2004, and was renegotiated in July 2005 as a consequence of the Merger. Additionally, the Company maintains high levels of self-insurance for P&I and hull and machinery risks through the use of substantial deductibles and self-insured retentions.
     From time to time, the Company is party to personal injury and property damage claims litigation arising in the ordinary course of business. Protection and indemnity marine liability insurance covers large claims in excess of the substantial deductibles and self-insured retentions.
9. Stock-Based Compensation
     Effective July 1, 2005, as a consequence of the Merger, the Company’s’ stock options were exchanged for stock options in SEACOR at the exchange rate defined in the Merger Agreement, thereby terminating the Company’s stock option plans.
     Prior to the Merger, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations in accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS No. 123. Under APB No. 25, compensation expense is calculated at the time of option grant based upon the difference between the exercise price of the option and the fair market value of the Company’s common stock at the date of grant recognized over the vesting period.
               The Company used the Black-Scholes option valuation model to determine the fair value of options granted under the Company’s stock option plans. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company’s net income would have decreased to the pro forma amounts presented below:

		Pre-Merger Period
	Three Months Ended	Ended	Three Months Ended	Three Months Ended	January 1, 2005 -	Nine Months Ended
	September 30, 2005	July 1, 2005	September 30, 2004	September 30, 2005	July 1, 2005	September 30, 2004

	Successor Company	Predecessor Company		Successor Company	Predecessor Company

Net income, as reported	$(6,893)	$(10,420)	$6,813	$(6,893)	$8,781	$15,184
Stock-based compensation expense determined under the fair value method	—	—	(410)	—	(916)	(981)

Pro forma net income	$(6,893)	$(10,420)	$6,403	$(6,893)	$7,865	$14,203

     Effective October 14, 2004, the Company amended the stock option agreements for all of the vested and unvested awards, whereby the option exercise period was extended from 12 months to 36 months in the event of termination within two years of a change in control, as defined in the plan. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, the amendment to the agreements is considered a modification of the award and accordingly the intrinsic value of the option award shall be measured at the date of the modification and any intrinsic value in excess of the amount measured at the original measurement date shall be recognized as compensation cost if the separation event occurs. As of December 31, 2004 the intrinsic value in excess of the amount measured at the original measurement date was $4.1 million and, if a separation event occurred within two years of a change in control, would be recognized as compensation expense in the accompanying condensed consolidated statement of operations.

10. Recent Accounting Pronouncements
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

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of September 30, 2005
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Seabulk(b)	Subsidiaries(b)	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11,950	$45,948	$—	$6,965	$—	$—	$64,863
Restricted cash	—	—	—	2,756	44,025	—	46,781
Trade accounts receivable, net	389	22,452	—	33,249	1,019	—	57,109
Other receivables	337	2,405	—	283	270	—	3,295
Marine operating supplies	(747)	2,986	—	2,198	—	—	4,437
Prepaid expenses and other	9,196	4,037	—	5,631	239	—	19,103

Total current assets	21,125	77,828	—	51,082	45,553	—	195,588

Vessels and equipment, net	27,064	278,651	—	214,606	342,553	—	862,874
Deferred costs, net	—	—	—	—	—	—	—
Investments in affiliates	575,483	—	—	—	—	(575,483)	—
Due from affiliates	122,921	—	—	57,209	—	(180,130)	—
Goodwill	59,329	—	—	—	—	—	59,329
Identifiable intangible assets	35,807	—	—	—	—	—	35,807
Other	5,089	532	—	615	13,295	—	19,531

Total assets	$846,818	$357,011	$—	$323,512	$401,401	$(755,613)	$1,173,129

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$362	$3,625	$—	$5,470	$—	$—	$9,457
Current maturities of long-term debt	1,771	1,667	—	983	5,538	—	9,959
Current obligations under capital leases	1,145	2,025	—	—	—	—	3,170
Accrued interest	1,895	162	—	27	4,182	—	6,266
Due to affiliates	97	478	—	224	—	—	799
Accrued liabilities and other	8,679	6,574	—	19,243	6,914	—	41,410

Total current liabilities	13,949	14,531	—	25,947	16,634	—	71,061

Long-term debt	46,645	12,689	—	13,089	223,160	—	295,583
Senior notes	155,255	—	—	—	—	—	155,255
Senior notes due to affiliate	13,164	—	—	—	—	—	13,164
Obligations under capital leases	10,006	18,062	—	—	—	—	28,068
Due to affiliates	—	87,451	—	—	104,403	(191,854)	—
Deferred taxes	88,830	(4,604)	—	3,830	646	1	88,703
Other liabilities	3,164	232	—	2,048	46	—	5,490

Total liabilities	331,013	128,361	—	44,914	344,889	(191,853)	657,324

Commitments and contingencies

Total stockholders’ equity	515,805	228,650	—	278,598	56,512	(563,760)	515,805

Total liabilities and stockholders’ equity	$846,818	$357,011	$—	$323,512	$401,401	$(755,613)	$1,173,129

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Balance Sheet
	(in thousands)
	As of December 31, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Seabulk	Subsidiaries	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$8,265	$4,983	$—	$5,701	$—	$—	$18,949
Restricted cash	—	—	—	2,756	32,925	—	35,681
Trade accounts receivable, net	35	17,797	—	32,207	5,170	—	55,209
Other receivables	1,003	2,430	—	204	147	—	3,784
Marine operating supplies	79	2,503	—	2,700	2,586	—	7,868
Due from affiliates	––	66,330	—	119,375	3,372	(189,077)	––
Prepaid expenses and other	2,005	285	—	1,239	98	—	3,627

Total current assets	11,387	94,328	—	164,182	44,298	(189,077)	125,118

Vessels and equipment, net	46,072	216,200	—	127,848	208,673	—	598,793
Deferred costs, net	14,546	6,625	—	15,438	8,444	—	45,053
Investments in affiliates	525,588	14,644	—	364	82,611	(623,207)	—
Other	7,231	813	—	1,177	8,603	—	17,824

Total assets	$604,824	$332,610	$—	$309,009	$352,629	$(812,284)	$786,788

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,802	$1,159	$—	$8,957	$—	$—	$14,918
Current maturities of long-term debt	3,799	7,065	—	436	5,353	—	16,653
Current obligations under capital leases	1,093	2,615	—	—	—	—	3,708
Accrued interest	4,008	159	—	5	703		4,875
Due to affiliates	161,144	—	—	—	—	(161,144)	—
Accrued liabilities and other	8,854	4,676	—	17,929	3,862	—	35,321

Total current liabilities	183,700	15,674	—	27,327	9,918	(161,144)	75,475

Long-term debt	57,544	53,275	—	14,480	200,666	—	325,965
Senior notes	152,906	—	—	—	—	—	152,906
Obligations under capital leases	10,476	18,092	—	—	—	—	28,568
Due to affiliates	—	27,935	—	—	—	(27,935)	—
Other liabilities	2,851	242	—	1,740	46	—	4,879

Total liabilities	407,477	115,218	—	43,547	210,630	(189,079)	587,793

Commitments and contingencies

Total stockholders’ equity	197,347	217,392	—	265,462	141,999	(623,205)	198,995

Total liabilities and stockholders’ equity	$604,824	$332,610	$—	$309,009	$352,629	$(812,284)	$786,788

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended September 30, 2005
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Seabulk(b)	Subsidiaries(b)	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$4,288	$37,560	$—	$37,432	$18,721	$(137)	$97,864

Vessel and voyage expenses	2,750	28,307	—	17,777	8,414	(137)	57,111
General and administrative	4,262	2,414	—	2,341	341	—	9,358
Depreciation, amortization and drydocking	1,183	17,456	—	3,667	4,947	—	27,253
Loss (gain) on disposal of assets, net	—	—	—	—	—	—	—

(Loss) income from operations	(3,907)	(10,617)	—	13,647	5,019		4,142
Other expense, net	(3,745)	(2,537)	—	(2,704)	(3,172)	—	(12,157)

(Loss) income before provision for income taxes	(7,652)	(13,154)	—	10,943	1,847	—	(8,015)
(Benefit from) provision for income taxes	(2,678)	(4,604)	—	5,513	646	—	(1,123)

Net (loss) income	$(4,974)	$(8,550)	$—	$5,430	$1,201	$—	$(6,893)

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Three Months Ended September 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Seabulk	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$10,924	$23,889	$4,690	$31,018	$18,950	$(110)	$89,361

Vessel and voyage expenses	6,749	12,280	2,488	17,025	8,529	(110)	46,961
General and administrative	3,232	1,956	265	3,449	430	—	9,332
Depreciation, amortization and drydocking	1,986	4,228	820	6,933	2,756	—	16,723
Gain on disposal of assets, net	—	(446)	—	—	—	—	(446)

(Loss) income from operations	(1,043)	5,871	1,117	3,611	7,253		16,791
Other income (expense), net	3	(2,372)	(382)	(1,704)	(3,813)	(241)	(8,509)

(Loss) income before provision for income taxes	(1,040)	3,499	735	1,907	3,422	(241)	8,282
Provision for income taxes	—	—	—	1,469	—	—	1,469

Net (loss) income	$(1,040)	$3,499	$735	$438	$3,422	$(241)	$6,813

	Condensed Consolidating Statement of Operations
	(in thousands)
	January 1, 2005 — July 1, 2005
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Seabulk(b)	Subsidiaries(b)	Subsidiaries(a)	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$23,279	$61,802	$—	$72,020	$35,358	$(191)	$192,268

Vessel and voyage expenses	13,691	32,914	—	36,579	14,760	(191)	97,753
General and administrative	19,396	4,881	—	6,876	876	—	32,029
Depreciation, amortization and drydocking	4,424	10,238	—	12,877	5,558	—	33,097
Loss (gain) on disposal of assets, net	—	585	—	(908)	—	—	(323)

(Loss) income from operations	(14,232)	13,184	—	16,596	14,164	—	29,712
Other expense, net	(766)	(5,308)	—	(4,910)	(7,355)	—	(18,339)

(Loss) income before provision for income taxes	(14,998)	7,876	—	11,686	6,809	—	11,373
(Benefit from) provision for income taxes	(507)	—	—	3,099	—	—	2,592

Net (loss) income	$(14,491)	$7,876	$—	$8,587	$6,809	$—	$8,781

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Operations
	(in thousands)
	Nine Months Ended September 30, 2004
		Wholly	Non-Wholly
		Owned	Owned	Non-	Non-
		Guarantor	Guarantor	Guarantor	Guarantor
		Restricted	Restricted	Restricted	Unrestricted		Consolidated
	Seabulk	Subsidiaries	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Total

Revenue	$33,214	$63,051	$11,778	$96,117	$55,274	$(336)	$259,098

Vessel and voyage expenses	19,499	38,073	7,000	54,179	25,647	(336)	144,062
General and administrative	8,234	6,487	680	11,551	1,128	—	28,080
Depreciation, amortization and drydocking	5,916	12,435	2,463	20,668	8,158	—	49,640
Gain on disposal of assets, net	—	(631)	—	(1,792)	—	—	(2,423)

Income from operations	(435)	6,687	1,635	11,511	20,341	—	39,739
Other expense, net	4,338	(6,609)	(1,076)	(5,091)	(11,580)	(183)	(20,201)

Income before provision for income taxes	3,903	78	559	6,420	8,761	(183)	19,538
Provision for income taxes	—	—	—	4,354	—	—	4,354

Net income	$3,903	$78	$559	$2,066	$8,761	$(183)	$15,184

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended September 30, 2005
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Seabulk(b)	Subsidiaries(b)	Subsidiaries(a)

Net cash provided by (used in) operating activities	$(1,085)	$3,599	$—

Investing activities:
Proceeds from sales of vessels held for sale	—	83,930	—
Purchases of vessels and equipment	(8,555)	—	—
Cash settlements of derivative transactions	1,202	—	—

Net cash (used in) provided by investing activities	(7,353)	83,930	—

Financing activities:
Payments on Amended Credit Facility	—	—	—
Proceeds from long-term debt	—	44
Payments of long-term debt	(588)	(43,302)	—
Payments of Title XI bonds	—	—	—
Payments of obligations under capital leases	(277)	(659)
Payment of other deferred financing costs	—	—	—
Proceeds from exercise of stock options	—	—	—
Decrease in restricted cash	—	—	—

Net cash (used in) provided by financing activities	(865)	(43,917)	—

Change in cash and cash equivalents	(9,303)	43,612	—

Cash and cash equivalents at beginning of period	21,253	2,336	—

Cash and cash equivalents at end of period	$11,950	$45,948	$—

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Three Months Ended September 30, 2005
		Non-
	Non- Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$(842)	$14,523	$—	$16,195

Investing activities:
Proceeds from sales of vessels held for sale	4,050	—	—	87,980
Purchases of vessels and equipment	—	—	—	(8,555)
Cash settlements of derivative transactions	—	—	—	1,202

Net cash (used in) provided by investing activities	4,050	—	—	80,627

Financing activities:
Payments on Amended Credit Facility	—	—	—	—
Proceeds from long-term debt	—	—	—	44
Payments of long-term debt	(96)	—	—	(43,986)
Payments of Title XI bonds	—	—	—	—
Payments of obligations under capital leases	—	—	—	(936)
Payment of other deferred financing costs	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—
Decrease in restricted cash	—	(14,523)	—	(14,523)

Net cash (used in) provided by financing activities	(96)	(14,523)	—	(59,401)

Change in cash and cash equivalents	3,112	—	—	37,421
Cash and cash equivalents at beginning of period	3,853	—	—	27,442

Cash and cash equivalents at end of period	$6,965	$—	$—	$64,863

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	January 1, 2005 — July 1, 2005
		Wholly Owned	Non-Wholly
		Guarantor	Owned Guarantor
		Restricted	Restricted
	Seabulk(b)	Subsidiaries(b)	Subsidiaries(a)

Net cash provided by (used in) operating activities	$40,056	$(155)	$—

Investing activities:
Proceeds from sales of vessels and equipment	—	3,443	—
Purchases of vessels and equipment	(14,821)	(1115)	—

Net cash (used in) provided by investing activities	(14,821)	2,328	—

Financing activities:
Payments on Amended Credit Facility	(15,500)	—	—
Proceeds from long-term debt	7,362	67
Payments of long-term debt	(1,055)	(3,599)	—
Payments of Title XI bonds	(2,949)	—	—
Payments of obligations under capital leases	(541)	(1,284)
Payment of other deferred financing costs	(10)	(4)	—
Proceeds from exercise of stock options	446	—	—
Decrease in restricted cash	—	—	—

Net cash (used in) provided by financing activities	(12,247)	(4,820)	—

Change in cash and cash equivalents	12,988	(2,647)	—

Cash and cash equivalents at beginning of period	8,265	4,983	—

Cash and cash equivalents at end of period	$21,253	$2,336	$—

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	January 1, 2005 — July 1, 2005
		Non-
	Non- Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$(3,529)	$(792)	$—	$35,580

Investing activities:
Proceeds from sales of vessels and equipment	1,685	—	—	5,128
Purchases of vessels and equipment	(705)	—	—	(16,641)

Net cash (used in) provided by investing activities	980	—	—	(11,513)

Financing activities:
Payments on Amended Credit Facility	—	—	—	(15,500)
Proceeds from long-term debt	701	—	—	8,130
Payments of long-term debt	—	—	—	(4,654)
Payments of Title XI bonds	—	(2,631)	—	(5,580)
Payments of obligations under capital leases	––	—	—	(1,825)
Payment of other deferred financing costs	––	––	––	(14)
Proceeds from exercise of stock options	—	—	—	446
Decrease in restricted cash	—	3,423	—	3,423

Net cash (used in) provided by financing activities	701	792	—	(15,574)

Change in cash and cash equivalents	(1,848)	—	––	8,493
Cash and cash equivalents at beginning of period	5,701	—	—	18,949

Cash and cash equivalents at end of period	$3,853	$—	$—	$27,442

(a)	In December 2004, the Company purchased the minority interest in a partnership that owns the Seabulk America. Subsequent to the acquisition, all Guarantor Restricted Subsidiaries are wholly-owned subsidiaries of the Company.

(b)	In June 2005, certain vessels owned by Seabulk were contributed to newly created and existing entities. Subsequent to the contributions by Seabulk all entities which received vessels are Wholly Owned Guarantor Restricted Subsidiaries.

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2004
			Non-Wholly
		Wholly Owned	Owned
		Guarantor	Guarantor
		Restricted	Restricted
	Seabulk	Subsidiaries	Subsidiaries

Net cash (used in) provided by operating activities	$(4,121)	$12,944	$182

Investing activities:
Proceeds from disposals of assets	—	311	—
Purchases of vessels and equipment	(11,787)	(62,268)	—
Investment in Joint Venture	—	—	—

Net cash used in financing activities	(11,787)	(61,957)	—

Financing activities:
Proceeds from Amended Credit Facility	20,000	—	—
Payments on Amended Credit Facility	(1,483)	—	—
Proceeds from long-term debt	4,293	52,900)	—
Payments of long-term debt	(4,278)	(1,211)	—
Payments of Title XI bonds	(1,525)	—	—
Payments of obligations under capital leases	(774)	(1,826)	—
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	(285)	—	—
Payments of other deferred financing costs	(218)	(569)	—
Proceeds from exercise of stock options	175	—	—
Decrease in restricted cash	—	—	—

Net cash provided by (used in) financing activities	15,905	49,294	—

Change in cash and cash equivalents	(3)	281	182
Cash and cash equivalents at beginning of period	217	452	1,030

Cash and cash equivalents at end of period	$214	$733	$1,212

	Condensed Consolidating Statement of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2004
	Non-	Non-
	Guarantor	Guarantor
	Restricted	Unrestricted		Consolidated
	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$18,718	$9,781	$—	$37,504

Investing activities:
Proceeds from disposals of assets	3,459		—	3,770
Purchases of vessels and equipment	(18,627)	(35)	—	(92,717)
Investment in Joint Venture	(240)		—	(240)

Net cash used in financing activities	(15,408)	(35)		(89,187)

Financing activities:
Proceeds from Amended Credit Facility	—	—	—	20,000
Payments on Amended Credit Facility	—	—	—	(1,483)
Proceeds from long-term debt	—	—	—	57,193
Payments of long-term debt	—	—	—	(5,489)
Payments of Title XI bonds	—	(2,459)	—	(3,984)
Payments of obligations under capital leases	—	—	—	(2,600)
Payments of deferred financing costs related to 2003 Senior Notes and Amended Credit Facility	—	—	—	(285)
Payments of other deferred financing costs	(36)	—	—	(823)
Proceeds from exercise of stock options	—	—	—	175
Decrease in restricted cash	—	(7,287)	—	(7,287)

Net cash provided by (used in) financing activities	(36)	(9,746)	—	55,417

Change in cash and cash equivalents	3,274	—	—	3,734
Cash and cash equivalents at beginning of period	5,700	—	—	7,399

Cash and cash equivalents at end of period	$8,974	$—	$—	$11,133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s narrative analysis of results of operations provided in accordance with General Instructions H(2)(a) (the “Narrative”) should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Report and the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.
     The Narrative contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in the Narrative are forward-looking statements. Although the Company believes that the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that they will prove correct. For information regarding the risks and uncertainties that could cause such forward-looking statements to prove incorrect, see “Projections and Other Forward-Looking Information” in Item 1 of the Company’s 2004 Annual Report on Form 10-K and Form 10-K/A Amendment No. 1.
Merger
     On March 16, 2005, the Company entered into the Merger Agreement with SEACOR, the Merger Sub, and LLC pursuant to which each issued and outstanding share of Seabulk common stock would be exchanged for (i) $4.00 in cash and (ii) 0.2694 shares of SEACOR common stock. The Merger was approved by the stockholders of the Company on June 27, 2005. On July 1, 2005, the Company completed the Merger and became a wholly–owned subsidiary of SEACOR. Based on the $64.30 closing price of SEACOR common stock on June 30, 2005, the Company’s stockholders received approximately $21.32 in SEACOR common stock and cash for each share of Seabulk common stock.
     On July 1, 2005, in connection with, but prior to, the Merger, the Company recorded expenses of approximately $10.4 million including: 1) payment of an investment advisory fee of $1.5 million to the Company’s investment bankers; 2) payment of severance and termination benefits of $4.5 million to certain of the Company’s employees, in accordance with employment contracts and the Company’s change in control severance policy in place prior to the effective date of the Merger; 3) payment of $1.2 million for directors and officers insurance for terminated and/or resigned officers and directors; 4) a charge of $1.3 million to expense certain costs which had been capitalized related to a securities offering the Company was considering prior to the Merger; and 5) a charge of $1.9 million due to the accelerated vesting of unearned compensation of restricted stock grants previously awarded to certain employees.
     The Merger was accounted for as a purchase with SEACOR as the acquiror in accordance with SFAS No. 141. Accordingly, the Company performed a preliminary fair value analysis, whereby the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of July 1, 2005 including certain identifiable intangible assets, with the excess of purchase price over the fair value of the assets and liabilities acquired recorded as goodwill. The purchase price adjustments were “pushed down” to the consolidated financial statements of the Company.

New Basis of Accounting
     The estimates of fair market value and the related “push down” purchase accounting adjustments recorded at the time of Merger are preliminary and subject to change. The “push down” accounting adjustments did not impact cash flows. In addition, in connection with the Merger, the Company changed its accounting policies to adopt those of its Parent. The resulting primary changes to the balance sheet reflect (1) adjustment to the carrying values of vessels and equipment, inventory and the deferred tax valuation allowance to estimated fair value; (2) adjustments to the carrying values of debt and capital leases to estimated fair market value; (3) the reduction of deferred financing and capitalized drydocking costs, which have been subsumed into the estimated fair market value adjustment of the debt and vessels and equipment, respectively; (4) the recording of a value for our customer relationships, trademarks/trade names and non-compete agreements; (5) recording the Company’s interest rate swap as a derivative instrument no longer designated as a fair value hedge of the 2003 Senior Notes; (6) the recording of the excess of the purchase price over the fair value of the assets and liabilities acquired as goodwill; and (7) an increase to the equity section from these adjustments. The primary changes to the statement of operations include (1) an increase in repairs and maintenance as drydocking costs are expensed as incurred beginning July 1, 2005; (2) a decrease in drydock amortization as drydocking costs are expensed as incurred beginning July 1, 2005; (3) an increase in depreciation expense due to differences in fair value versus carrying value of our vessels and equipment; (4) a decrease in interest expense due to amortization of debt premiums arising from differences in fair value and carrying value of our debt instruments; (5) an increase in amortization expense due to the recording of the fair value of our customer relationships, trademarks/trade names and non-compete agreements; and (6) an increase in derivative loss due to the Company’s interest rate swap no longer being designated a fair value hedge.
     Due to the impact of the changes resulting from the accounting adjustments described above, the income statement presentation separates our results into two periods: (1) the pre-merger period ending July 1, 2005 with the consummation of the Merger and (2) the period beginning after the pre-merger period ending July, 1 2005 utilizing the new basis of accounting. The results are further separated by a heavy black line to indicate the effective date of the new basis of accounting. Similarly, the current and prior period amounts reported on the Balance Sheet are separated by a heavy black line to indicate the application of a new basis of accounting between the periods presented.
Overview of Revenue
     The Company derives its revenue from three main lines of business – offshore energy support, marine transportation, and marine towing. Seabulk Offshore, the Company’s domestic and international offshore energy support business, accounted for approximately 49.0% of Company revenue for the period January 1, 2005 – July 1, 2005 and 52.0% for the three months ended September 30, 2005 as compared to 46.9% for the nine months ended September 30, 2004. Seabulk Tankers, our tanker business, consists of the Company’s Jones Act U.S.-flag product tanker business, in which it owns nine petroleum and chemical product tankers and leases one chemical product tanker in the domestic coastwise trade and one in foreign trade. The tanker business also consists of the Company’s two foreign-flag product tankers which began operations in the international trade in March and April 2004 and were sold in August and September 2005. Seabulk Tankers accounted for approximately 39.3% of Company revenue for the period January 1, 2005 – July 1, 2005 and 36.5% for the three months ended September 30, 2005 as compared to 41.7% for the nine months ended September 30, 2005. Seabulk Towing, the Company’s domestic harbor and offshore towing business, accounted for approximately 11.7% of Company revenue for the period January 1, 2005 — July 1, 2005 and 11.6% for the three months ended September 30, 2005 compared to 11.6% for the nine six months ended September 30, 2005.

Seabulk Offshore
     During the period January 1, 2005 – July 1, 2005, the Company took delivery of two offshore support vessels, and sold eleven offshore support vessels. During the three months ended September 30, 2005 the Company took delivery of one offshore support vessel and sold three offshore support vessels.
     The following table sets forth the number of vessels and revenue for the Company’s offshore energy support vessels:

	Three Months Ended	January 1, 2005 –	Nine Months Ended
	September 30, 2005	July 1, 2005	September 30, 2004

	Successor Company	Predecessor Company

Number of vessels operated at end of period	100	103	111
Revenue (in thousands)	$50,935	$94,190	$121,417
     Offshore energy support revenue in the Americas was not impacted by the accounting adjustments and for the nine months ended September 30, 2005 offshore energy support revenue in the Americas increased by approximately 19.5% over the same period in 2004. Gulf of Mexico revenue increased through higher utilization and day rates due to higher demand for offshore energy support services caused by an increase in drilling activity. Brazil revenues increased as two new supply boats commenced long-term charters during 2005.
     International offshore revenues were not impacted by the accounting adjustments and for the nine months ended September 30, 2005 international offshore revenues increased by approximately 8.3% over same period in 2004. International vessel demand is primarily driven by crude oil exploration and production. During the first nine months of 2005, crude oil prices and demand remained high. Revenues for the Middle East and Southeast Asia region increased as operations in India and Vietnam continued to be strong. The West African market had a slight decrease in revenue primarily due to vessel sales.
Seabulk Tankers
     The following table sets forth the number of vessels and revenue for the Company’s U.S. and foreign-flag product carriers:

	Three Months Ended	January 1, 2005 –	Nine Months Ended
	September 30, 2005	July 1, 2005	September 30, 2004

	Successor Company	Predecessor Company

Number of vessels operated at end of period	10	12	12
Revenue (in thousands)	$35,723	$75,721	$107,937
     Tanker revenue was not impacted by the accounting adjustments and for the nine months ended September 30, 2005 increased by 3.3% over the same period in 2004. The revenue increase was due to improved day rates and a short term charter completed during the third quarter offset by the decline in revenue as a result of the sale of the two foreign-flag double-hull product tankers during the quarter and the drydocking of two of the Company’s tankers which were out of service for approximately 77 days combined.

Seabulk Towing
     The following table summarizes certain operating information for the Company’s tugs:

	Three Months Ended	January 1, 2005 -	Nine Months Ended
	September 30, 2005	July 1, 2005	September 30, 2004

	Successor Company	Predecessor Company

Number of vessels operated at end of period	26	26	26
Revenue (in thousands)	$11,343	$22,548	$30,079
     Towing revenue was not impacted by the accounting adjustments and for the nine months ended September 30, 2005 increased by 12.7% over the same period in 2004 due to increased vessel traffic in certain of the Company’s ports, higher rates and improved utilization.
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

Results of Operations
     The following table sets forth certain selected financial data and percentages of revenue for the periods indicated (in millions):

	Three Months Ended		January 1, 2005 -		Nine Months Ended
	September 30, 2005		July 1, 2005		September 30, 2004
	Successor Company		Predecessor Company

Revenue	$97.9	100%	$192.3	100%	$259.1	100%
Vessel and voyage expenses	57.1	58%	97.8	51%	144.1	57%
General and administrative	9.4	10%	32.0	17%	28.1	11%
Depreciation, amortization, and drydocking	27.3	28%	33.1	17%	49.6	19%
Gain on disposal of assets, net	(0.0)	(0%)	(0.3)	(0%)	(2.4)	(1%)

Income from operations	$4.1	4%	$29.7	15%	$39.7	14%

Interest expense, net	$8.1	8%	$18.4	10%	$24.7	10%

Other income (expense), net	$4.1	4%	$0.0	0%	$4.5	3%

(Loss) income before provision for income taxes	$(8.0)	(8)%	$11.4	6%	$19.5	7%

Net (loss) income	$(6.9)	(7)%	$8.8	5%	$15.2	5%

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004
     As a result of the accounting adjustments described in New Basis of Accounting, above, the activity for the period beginning after the pre-merger period ending July 1, 2005 through September 30, 2005 (the “Successor Company” period) is reported under the new basis of accounting while the activity for the period January 1, 2005 through the pre-merger period ending July 1, 2005 (the “Predecessor Company” period) is reported on the historical basis of accounting, which was used in 2004. For the Successor Company period, the primary changes to the statement of operations reflect (1) an increase in repairs and maintenance as drydocking costs are expensed as incurred beginning July 1, 2005; (2) a decrease in drydock amortization as drydocking costs are expensed as incurred beginning July 1, 2005; (3) an increase in depreciation expense due to differences in fair value versus carrying value of our vessels and equipment; (4) a decrease in interest expense due to amortization of debt premiums arising from differences in fair value and carrying value of our debt instruments; (5) an increase in amortization expense due to the recording of the fair value of our customer relationships, trademarks/trade names and non-compete agreements; and (6) an increase in derivative loss due to the Company’s interest rate swap no longer being designated a fair value hedge.
     Revenue. Revenue, which was not impacted by the accounting adjustments, during the nine months ended September 30, 2005 increased 12.0% versus the comparable period in 2004. The increase primarily reflects higher revenue from the Company’s offshore energy support segment and towing segment, and to a lesser extent, higher marine transportation revenue.

     Offshore revenue, which was not impacted by the accounting adjustments, during the nine months ended September 30, 2005 increased 19.5% versus the comparable period in 2004. The increase primarily reflects increases in rates and utilization for the Americas (including additions to Brazil fleet), Middle East and Southeast Asia regions.
     Marine transportation revenue, which was not impacted by the accounting adjustments, during the nine months ended September 30, 2005 increased 3.3% versus the comparable period in 2004. The increase primarily reflects an increase in day rates, and a short term charter completed during the third quarter at favorable rates. Those revenue gains were offset by the sale of the two foreign-flag double-hull product tankers which did not operate for the full quarter and the drydocking of two vessels which were out of service for approximately 77 days combined.
     Towing revenue, which was not impacted by the accounting adjustments, during the nine months ended September 30, 2005 increased 12.7% versus the comparable period in 2004. The increase primarily reflects additional vessel traffic in certain of the Company’s ports, higher rates and improved utilization of the Company’s tug fleet.
     Vessel and Voyage Expenses. Vessel and voyage expenses include $9.2 million of drydock expenses in the Successor Company period due to a change in accounting policy, whereby the Company conformed to SEACOR’s accounting policy of expensing drydock expenses as incurred, which the Company had previously deferred and amortized. Of the $9.2 million of drydock expense incurred in the third quarter, $6.7 million was related to the drydocking of two tankers. Excluding the accounting policy change, vessel and voyage expenses for the combined Successor Company and Predecessor Company period remained substantially the same compared to the nine months ended September 30, 2004.
     General and Administrative Expenses. General and administrative expenses in the Predecessor Company period includes $10.4 million of charges directly related to and contingent upon the Merger which includes: 1) payment of an investment advisory fee of $1.5 million to the Company’s investment bankers; 2) payment of severance and termination benefits of $4.5 million to certain of the Company’s employees, in accordance with employment and severance contracts and the Company’s change in control severance policy in place prior to the effective date of the Merger; 3) payment of $1.2 million for directors and officers insurance for terminated and/or resigned officers and directors; 4) a charge of $1.3 million to expense certain costs which had been capitalized related to a public offering the Company was considering prior to the Merger; and 5) a charge of $1.9 million due to the accelerated vesting of unearned compensation of restricted stock grants previously awarded to certain employees. Excluding these charges general and administrative expenses for the combined Successor Company and Predecessor Company period increased 10.3% over the nine months ended September 30, 2004, primarily due to costs associated with the Merger.
     Depreciation, Amortization, and Drydocking. Depreciation, amortization and drydocking expense in the Successor Company period includes $1.1 million of intangible asset amortization and $26.2 million for vessel and equipment depreciation based on the fair value of the fixed assets acquired in the Merger. Depreciation, amortization, and drydocking expense in the Predecessor Company period includes $13.2 million of drydock amortization and $19.9 million for vessel and equipment depreciation. Depreciation, amortization and drydocking expense for the nine months ended September 30, 2004 includes $19.2 million for drydock amortization and $30.4 million for vessel and equipment depreciation.

     Gain on Disposal of Assets, Net. No gain or loss on the disposal of assets is recognized for the Successor Company period as the fair values of the disposed vessels are equal to their sales price. Gain on the sale of assets in the Predecessor Company period decreased 93.3% compared to the nine months ended September 30, 2004. The number of vessels sold or exchanged increased to 11 for the Predecessor Company period compared to three for the nine months ended September 30, 2004. However, sales in nine months ended September 30, 2004 included the Seabulk Maintainer, which had a gain of approximately $1.5 million.
     Net Interest Expense. Net interest expense in the Successor Company period includes a $1.1 million reduction of interest expense due to amortization of debt premiums arising from differences in fair value and carrying value of our debt instruments. Excluding this premium amortization, interest expense for the combined Successor Company and Predecessor Company period increased 11.7% versus the nine months ended September 30, 2004. The increase is due to the debt incurred for the purchase of the two foreign-flag tankers, which entered service in late March 2004 and were sold during the third quarter of 2005 and an overall increase in the Company’s variable borrowing rates.
     Other Income (Expense), Net. Other income (expense), net in the Successor Company period includes a derivative loss of $4.1 million due to the Company’s interest rate swap no longer being designated a fair value hedge as a result of the accounting adjustments. Excluding the derivative loss, other income (expense), net for the combined Successor Company and Predecessor Company period, decreased 100% versus the nine months ended September 30, 2004. The decrease is due to the proceeds from the Company’s settlement of litigation, in which it received a total of $4.5 million from two of its suppliers in March 2004.
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
     Prior to the Successor Company period, through this derivative instrument, which covers a notional amount of $150.0 million, the Company effectively converted the interest rate on its outstanding 2003 Senior Notes due August 2013 to a floating rate based on LIBOR. The floating rate is adjusted semi-annually in February and August of each year. Effective July 1, 2005, as a consequence of the Merger, the Company chose to no longer designate the interest rate swap as a fair value hedge of the 2003 Senior Notes, consistent with the accounting treatment adopted by the Company’s Parent. The effect of the change is that the change in value of the interest rate swap is recorded as a derivative gain or loss in the statement of operations.
     The interest rate swap was valued as a liability of $1.1 million as of September 30, 2005 a decrease of $4.0 million from the value as of December 31, 2004 and is included in other current liabilities in the accompanying condensed consolidated financial statements. The Company expects the fair value of the swap to change in accordance with the movement in the forward LIBOR rate.

     In connection with the 2003 Senior Notes offering, the Company amended and restated its existing credit facility. The Amended Credit Facility consists of a revolving credit facility with an original amount available of $80.0 million and has a five-year maturity. The interest rate as of September 30, 2005 was 6.38%. A hypothetical 2.0% increase in the interest rate on the outstanding borrowings of $55.4 million, including outstanding letters of credit of $22.4 million, as of September 30, 2005, would cause the Company’s interest expense to increase on average approximately $1.1 million per year over the term of the Amended Credit Facility, with a corresponding decrease in income before taxes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     N/A under General Instructions H(2)(c).
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
     Attached as Exhibits 31.1 and 31.2 hereto are certifications by the Company’s Chief Executive Officer and Chief Financial Officer, which are required by Section 302 of the Sarbanes-Oxley Act of 2002. The information set forth in this Item 4 should be read in conjunction with these Section 302 certifications. Additionally, our Chief Executive Officer and Chief Financial Officer have provided certain certifications to the Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which are furnished with this Report on Form 10-Q.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     For information concerning certain legal proceedings see Note 8 of the financial statements.
Item 2. Changes in Securities and Use of Proceeds.
     N/A under General Instruction H(2)(b).
Item 3. Defaults upon Senior Securities.
     N/A under General Instruction H(2)(b).
Item 4. Submission of Matters to a Vote of Security Holders.
     N/A under General Instruction H(2)(b).
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 (furnished herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934 (furnished herewith).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seabulk International Inc. (Registrant)
DATE: November 14, 2005	By:	/s/ Charles Fabrikant
Charles Febrikant, Chairman of the Board,
President and Chief Executive Officer (Principal Financial Officer)

DATE: November 14, 2005	By:	/s/ Richard Ryan
Richard Ryan, Vice President and Chief Financial Officer
(Principal Financial Officer)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (furnished herewith).
     (b) Reports on Form 8-K
      The following reports on Form 8-K were filed (other than information reported pursuant to Item 9, which was furnished to the Securities and Exchange Commission rather than filed) during the quarter ended September 30, 2005:

1.	The Company filed a Current Report on Form 8-K dated July 1, 2005. Items 2, 5 and 9 were reported and no financial statements were filed.

2.	The Company filed a Current Report on Form 8-K date August 2, 2005. Items 7 and 9 were reported and no financial statements were filed.